Form 10QSB
period 2007-05-31
Golden Tan, Inc
filed 2007-07-13
CIK 1398551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the period ended May 31, 2007

[    ]Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period      to

            Commission File Number   333-143314



                                GOLDEN TAN, INC.
-------------------------------------------------------------------------------
                                       --
       (Exact name of small Business Issuer as specified in its charter)


         Nevada                                     20-8051010

(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

3195 Upper Level Rd.,  #182
ROBSON, BC, Canada                                   VOG 1XO

(Address of principal executive offices)       (Postal or Zip Code)


Issuer's telephone number, including area code:    604-720-4393


                                      None

   (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes  [   ]   No  [  X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [ X ]   No  [   ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,960,000 SHARES OF $0.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF July 13, 2007.

GOLDEN TAN, INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)













BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

GOLDEN TAN, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(EXPRESS IN US DOLLARS)


                                               MAY 31,       FEBRUARY 28,
                                                  2007           28, 2007
                                           (Unaudited)          (Audited)
                  ASSETS

CURRENT ASSETS
  Cash                                      $   16,967  $          23,336

TOTAL ASSETS                                $   16,967  $          23,336


   LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
  Common stock, $0.001 oar value
   Authorized: 75,000,000 shares
   Issued and outstanding:
      4,960,000 shares                      $    4,960  $           4,960
  Additional paid-in capital                    20,640             20,640
  Deficit accumulated during
  the development stage                        (8,633)            (2,264)
TOTAL STOCKHOLDERS' EQUITY                      16,967             23,336
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY  $   16,967  $          23,336
























SEE NOTES TO FINANCIAL STATEMENTS

GOLDEN TAN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(EXPRESS IN US DOLLARS)


                                                  Cumulative
                                                  during the
                                                 Development
                                                       stage
                                  THREE MONTHS     (December
                                         ENDED   12, 2006 to
                                       MAY 31,       May 31,
                                          2007          2007
                                    (Unaudited)    (Audited)

REVENUE                        $             -  $          -
COSTS AND EXPENSES
  General and administrative             6,369         8,633
Total Costs and Expenses                 6,369         8,633
NET LOSS                       $       (6,369)       (8,633)


 NET LOSS PER SHARE

   Basic and diluted           $        (0.00)
------------------------------------------------------------



 NUMBER OF COMMON SHARES USED TO COMPUTE LOSS PER SHARE

   Basic and diluted                 4,960,000
------------------------------------------------------------


























SEE NOTES TO FINANCIAL STATEMENTS

GOLDEN TAN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD DECEMBER 12, 2006 (INCEPTION) TO MAY 31, 2007
(EXPRESS IN US DOLLARS)


                                                          Deficit
                                                      Accumulated         Total
                                         Additional    During the Stockholders'
                          Common Stock,     Paid-in    Devlopment        Equity
                       $0.001 Par Value     Capital         Stage  (Deficiency)
                       Shares        Amount

Shares sold at
$0.002 per share on
January 5, 2007    3,000,000   $      3,000  $3,000 $          -   $      6,000
Shares sold at
$0.01 per share on
January 17,2007      420,000            420   3,780            -          4,200
Shares sold at
$0.01 per share on
February 28, 2007  1,540,000          1,540  13,860            -         15,400
Net loss                   -              -       -      (2,264)        (2,264)

Balance, February 28,
2007               4,960,000          4,960  20,640      (2,264)         23,336
Net loss (unaudited)      -               -       -      (6,369)        (6,369)
Balance, May 31, 2007
(unaudited)        4,960,000   $      4,960 $20,640  $   (8,633)    $    16,967




























SEE NOTES TO FINANCIAL STATEMENTS.

GOLDEN TAN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOS
(EXPRESS IN US DOLLARS)


                                                              Cumulative during
                                                                the development
                                                                stage (December
                                                Three months    12, 2006 to May
                                          Ended May 31, 2007          31, 2007)
                                                 (Unaudited)          (Audited)

CASH FLOWS FROM OPERATING ACTIVITES
  Net income (loss)                   $              (6,369) $          (8,633)
  Changes in operating assets and
  liabilities                                              -                  -
NET CASH PROVIDED BY (USED FOR)
OPERATING ACTIVITIES                                 (6,369)            (8,633)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of common stock                      -             25,600
NET CASH PROVIDED BY (USED FOR)
FINANCIAL ACTIVITIES                                       -             25,600

INCREASE (DECREASE) IN CASH                          (6,369)             16,967

CASH, BEGINNING OF PERIOD                             23,336                  -

CASH, END OF PERIOD                   $               16,967 $           16,967

--------------------------------------------------------------------

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                      $                    - $                -
                                      ---------------------- ------------------
   Income taxes paid                  $                    - $                -
                                      ---------------------- ------------------

























SEE NOTES TO FINANCIAL STATEMENTS.

GOLDEN TAN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2007
(UNAUDITED)



1. ORGANIZATION AND BUSINESS OPERATIONS

  Golden Tan, Inc. (the "Company") was incorporated in the State of Nevada on December 12, 2006. The Company is a Development Stage Company as defined by Statement of Financial Accounting Standards ("SFAS") No.7. The Company plans to offer airbrush tanning services to consumers.


2. INTERIM FINANCIAL STATEMENTS

  The unaudited financial statements as of May 31, 2007 and for the three months ended May 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of May 31, 2007 and the results of operations and cash flows for the three months ended May 31, 2007. The financial data and otherinformation disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended May 31, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending February 29, 2008. The balance sheet at February 28, 2007 has been derived from the audited financial statements at that date.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period December 12, 2006 (inception) to February 28, 2007 as included in our registration statement on Form SB-2 filed May 29, 2007.


3. COMMON STOCK


  During the period December 12, 2006 (inception) to February 28, 2007, the Company sold a total of 4,960,000 shares of common stock for total cash proceeds of $25,600, including 3,000,000 shares sold to officers and directors at a price of $ 0.002 per share.


4. INCOME TAXES

  No provisions for income taxes have been recorded since the Company incurred pretax losses for the periods presented.

  Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of May 31, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at May 31, 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward of $8,633 expires $2,264 in year 2027 and $6,369 in year 2028.

  Current United States tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.


5.  REGISTRATION STATEMENT

  On May 29, 2007, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") to register 1,960,000 shares of common stock for resale by existing stockholders of the Company at $0.01 per share until the shares are quoted on the OTC Bulletin Board and thereafter at prevailing market prices or privately negotiated prices. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders. On June 11, 2007, the registration statement was declared effective by the SEC.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

ITEM 2. PLAN OF OPERATION

OVERVIEW

We were incorporated pursuant to the laws of Nevada on December 12, 2006. During the quarter ended May 31, 2007, we did not generate any revenue from operations.

CASH REQUIREMENTS

While we have sufficient funds on hand to continue business operations, we can not guarantee the profitability of our business and therefore our cash reserves may not be sufficient to meet our obligations for the next twelve-month period. As a result, we may need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.

We may also seek to obtain short-term loans from our directors, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

If we are unable to raise the required financing, we will be delayed in conducting our business plan.

SOURCES AND USES OF CASH

At May 31, 2007, our current assets consisted of $16,967 in cash. With these funds, we will only be able to satisfy our cash requirements for approximately four months, provided we do not purchase any major spray tanning equipment during that time period.

Accordingly, we will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made.

We
do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

EVENTS, TRENDS AND UNCERTAINTIES

Our ability to generate sufficient cash to support our operations will be based upon our ability to attract enough clientele to use our sunless tanning service and to purchase our tanning lotions. Because we will be concentrating our efforts on arranging referral agreements and other organizational activities during the next six months, we do not expect to realize any significant revenue during that time. Once we have secured enough referral agreements, we will concentrate our efforts on growing our clientele base.

In order to increase our revenue in the future, we will have to increase the number of our clients that will pay for our tanning services and purchase our tanning lotions. To attract more clients we will need to launch a successful advertising campaign which will notify the people of the appeal and the health benefits of sunless tanning. However, we can not guarantee the success of our marketing plan.

RESULTS OF OPERATIONS

We did not earn any revenue during the three month period ended May 31, 2007. We do not anticipate earning significant revenues until such time as we have arranged a significant number of referral agreements and built a significant list of regular clients.

We incurred general and administrative expenses in the amount of $6,369 for the three-month period ended May 31, 2007.

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2007. This evaluation was conducted by Kim McElroy, our chief executive officer and principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

LIMITATIONS ON THE EFFECTIVE OF CONTROLS

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

CONCLUSIONS

Based upon their evaluation of our controls, Kim McElroy, our chief executive officer and principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the three-month period ended May 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 13, 2007


Golden Tan, Inc.


/S/ Kim McElroy
------------------------------
Kim McElroy, President


/S/ Kim McElroy
------------------------------
Kim McElroy
Principal accounting officer and
principal financial officer