Form 10QSB
period 2007-08-31
Golden Tan, Inc
filed 2007-10-12
CIK 1398551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended August 31, 2007

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period ________________ to ________________

                        Commission File Number 333-143314


                                GOLDEN TAN, INC.
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,960,000 Shares of $0.001 par value common stock outstanding as of October 10, 2007.

GOLDEN TAN, INC.
(A Development Stage Company)
Balance Sheets
--------------------------------------------------------------------------------

                                                                    August 31,        February 28,
                                                                      2007                2007
                                                                    --------           --------
                                                                   (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $ 11,784           $ 23,336
                                                                    --------           --------

TOTAL ASSETS                                                        $ 11,784           $ 23,336
                                                                    ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
  Common stock,$0.001 par value
    Authorized: 75,000,000 shares
    Issued and outstanding: 4,960,000 shares                           4,960              4,960
  Additional paid-in-capital                                          20,640             20,640
  Deficit accumulated during the development stage                   (13,816)            (2,264)
                                                                    --------           --------

TOTAL STOCKHOLDERS' EQUITY                                            11,784             23,336
                                                                    --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 11,784           $ 23,336
                                                                    ========           ========


                 See Accompanying Notes to Financial Statements

GOLDEN TAN, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                   Cumulative
                                                                                                   during the
                                                                                                  Development
                                                        Three Months          Six Months             Stage
                                                           Ended                Ended          December 12, 2006
                                                         August 31,           August 31,          to August 31,
                                                            2007                 2007                 2007
                                                         ----------           ----------           ----------
REVENUE                                                  $       --           $       --           $       --
                                                         ----------           ----------           ----------
COST AND EXPENSES
  General and administrative                                  5,183               11,552               13,816
                                                         ----------           ----------           ----------

      Total Costs and Expenses                                5,183               11,552               13,816
                                                         ----------           ----------           ----------

NET LOSS                                                 $   (5,183)          $  (11,552)          $  (13,816)
                                                         ==========           ==========           ==========

LOSS PER SHARE - BASIC AND DILUTED                       $    (0.00)          $    (0.00)
                                                         ==========           ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      4,960,000            4,960,000
                                                         ==========           ==========


                 See Accompanying Notes to Financial Statements

GOLDEN TAN, INC.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period December 12, 2006 (Inception) to August 31, 2007
(Unaudited)
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                     accumulated
                                         Number of                    Additional     During the
                                          Common          Par          Paid-in      development
                                          Shares         Value         Capital         stage           Total
                                        ---------      ---------      ---------      ---------       ---------
January 5, 2007
  Subscribed for cash at $0.002         3,000,000      $   3,000      $   3,000      $      --       $   6,000
January 17, 2007
  Subscribed for cash at $0.01            420,000            420          3,780             --           4,200
February 28, 2007
  Subscribed for cash at $0.01          1,540,000          1,540         13,860             --          15,400
Net loss                                       --             --             --         (2,264)         (2,264)
                                        ---------      ---------      ---------      ---------       ---------

Balance, February 28, 2007              4,960,000          4,960         20,640         (2,264)         23,336
Net loss (unaudited)                           --             --             --        (11,552)        (11,552)
                                        ---------      ---------      ---------      ---------       ---------

Balance, August 31, 2007 (unaudited)    4,960,000      $   4,960      $  20,640      $ (13,816)      $  11,784
                                        =========      =========      =========      =========       =========


                 See Accompanying Notes to Financial Statements

GOLDEN TAN, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                                 Cumulative
                                                                                 during the
                                                                                Development
                                                            Six Months             Stage
                                                              Ended           December 12, 2006
                                                            August 31,          to August 31,
                                                               2007                 2007
                                                             --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $(11,552)            $(13,816)
  Changes in operating assets and liabilities                      --                   --
                                                             --------             --------

          Net cash used for operating activities              (11,552)             (13,816)
                                                             --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of common stock                              --               25,600
                                                             --------             --------

          Net cash provided by financing activities                --               25,600
                                                             --------             --------

Net increase (decrease) in cash                               (11,552)              11,784

Cash, Beginning of Period                                      23,336                   --
                                                             --------             --------

Cash, End of Period                                          $ 11,784             $ 11,784
                                                             ========             ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                                   $     --             $     --
                                                             ========             ========
  Taxes                                                      $     --             $     --
                                                             ========             ========


                 See Accompanying Notes to Financial Statements

GOLDEN TAN, INC.
(A Development Stage Company)
Notes To the Financial Statements
August 31, 2007
(Unaudited)
--------------------------------------------------------------------------------

1. ORGANIZATION AND BUSINESS OPERATIONS

Golden Tan, Inc. (the "Company") was incorporated in the State of Nevada on December 12, 2006. The Company is a Development Stage Company as defined by Statement of Financial Accounting Standards ("SFAS") No.7. The Company plans to offer airbrush tanning services to consumers.

2. INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of August 31, 2007 and for the three and six months ended August 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of August 31, 2007 and the results of operations and cash flows for the three and six months ended August 31, 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended August 31, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending February 29, 2008. The balance sheet at February 28, 2007 has been derived from the audited financial statements at that date.

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

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of August 31, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at August 31, 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward of $13,816 expires $2,264 in year 2027 and $11,552 in year 2028.

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

ITEM 2. PLAN OF OPERATION

OVERVIEW

We were incorporated pursuant to the laws of Nevada on December 12, 2006. During the quarter ended August 31, 2007, we did not generate any revenue from operations.

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

SOURCES AND USES OF CASH

At August 31, 2007, our current assets consisted of $11,784 in cash. With these funds, we will only be able to satisfy our cash requirements for approximately four months, provided we do not purchase any major spray tanning equipment during that time period.

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

In addition, we are reviewing other potential partnerships and acquisition opportunities that may help us generate profit in the future.

RESULTS OF OPERATIONS

We did not earn any revenue during the three month period ended August 31, 2007. We do not anticipate earning significant revenues until such time as we have arranged a significant number of referral agreements and built a significant list of regular clients.

We incurred general and administrative expenses in the amount of $5,183 for the three-month period ended August 31, 2007.

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2007. This evaluation was conducted by Kim McElroy, our chief executive officer and principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

CONCLUSIONS

Based upon her evaluation of our controls, Kim McElroy, our chief executive officer and principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

                           PART II - OTHER INFORMATION

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

We did not file any current reports on Form 8-K during the three-month period ended August 31, 2007.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 10, 2007

Golden Tan, Inc.


/s/ Kim McElroy
--------------------------------
Kim McElroy, President


/s/ Kim McElroy
--------------------------------
Kim McElroy
Principal accounting officer and
principal financial officer