Form 10QSB
period 2007-11-30
Golden Tan, Inc
filed 2008-01-11
CIK 1398551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended November 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,960,000 Shares of $0.001 par value common stock outstanding as of January 14, 2008.

GOLDEN TAN, INC.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                   November 30,       February 28,
                                                                      2007               2007
                                                                    --------           --------
                                                                   (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $  4,733           $ 23,336
                                                                    --------           --------

TOTAL ASSETS                                                        $  4,733           $ 23,336
                                                                    ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value
    Authorized: 75,000,000 shares
    Issued and outstanding: 4,960,000 shares                           4,960              4,960
    Additional paid-in capital                                        20,640             20,640
    Deficit accumulated during the development stage                 (20,867)            (2,264)
                                                                    --------           --------

TOTAL STOCKHOLDERS' EQUITY                                             4,733             23,336
                                                                    --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  4,733           $ 23,336
                                                                    ========           ========


See notes to financial statements.

GOLDEN TAN, INC.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                      Cumulative
                                                                                                      during the
                                                           Three months          Nine months       development stage
                                                              ended                ended          (December 12, 2006
                                                            November 30,         November 30,       to November 30,
                                                               2007                 2007                 2007)
                                                            ----------           ----------           ----------
                                                            (Unaudited)          (Unaudited)          (Unaudited)
REVENUE                                                     $       --           $       --           $       --
COSTS AND EXPENSES
  General and administrative                                     7,051               18,603               20,867
                                                            ----------           ----------           ----------
Total Costs and Expenses                                         7,051               18,603               20,867
                                                            ----------           ----------           ----------

NET LOSS                                                    $   (7,051)          $  (18,603)          $  (20,867)
                                                            ==========           ==========           ==========
NET LOSS PER SHARE
  Basic and diluted                                         $    (0.00)          $    (0.00)
                                                            ==========           ==========
NUMBER OF COMMON SHARES USED TO COMPUTE LOSS PER SHARE
  Basic and Diluted                                          4,960,000            4,960,000
                                                            ==========           ==========


See notes to financial statements.

GOLDEN TAN, INC.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period December 12, 2006 (Inception) to November 30, 2007
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                             Deficit
                                                                                           Accumulated        Total
                                         Common Stock, $0.001 Par Value     Additional     During the     Stockholders'
                                         ------------------------------       Paid-in      Development       Equity
                                            Shares             Amount        Capital          Stage        (Deficiency)
                                            ------             ------        -------          -----        ------------
Shares sold at $0.002 per share
 on January 5, 2007                        3,000,000           $ 3,000       $  3,000       $     --         $  6,000
Shares sold at $0.01 per share
 on January 17, 2007                         420,000               420          3,780             --            4,200
Shares sold at $0.01 per share
 on February 28, 2007                      1,540,000             1,540         13,860             --           15,400

Net loss                                          --                --             --         (2,264)          (2,264)
                                           ---------           -------       --------       --------         --------
Balance, February 28, 2007                 4,960,000             4,960         20,640         (2,264)          23,336

Net loss (unaudited)                              --                --             --        (18,603)         (18,603)
                                           ---------           -------       --------       --------         --------

Balance, November 30, 2007 (unaudited)     4,960,000           $ 4,960       $ 20,640       $(20,867)        $  4,733
                                           =========           =======       ========       ========         ========


See notes to financial statements.

GOLDEN TAN, INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                      Cumulative
                                                                                                      during the
                                                           Three months          Nine months       development stage
                                                              ended                ended          (December 12, 2006
                                                            November 30,         November 30,       to November 30,
                                                               2007                 2007                 2007)
                                                            ----------           ----------           ----------
                                                            (Unaudited)          (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $ (7,051)            $(18,603)            $(20,867)
  Changes in operating assets and liabilities                      --                   --                   --
                                                             --------             --------             --------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES           (7,051)             (18,603)             (20,867)
                                                             --------             --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sales of common stock                              --                   --               25,600
                                                             --------             --------             --------
NET CASH PROVIDED BY (USED FOR) FINANCIAL ACTIVITIES               --                   --               25,600
                                                             --------             --------             --------

INCREASE (DECREASE) IN CASH                                    (7,051)             (18,603)               4,733

CASH, BEGINNING OF PERIOD                                      11,784               23,336                   --
                                                             --------             --------             --------

CASH, END OF PERIOD                                          $  4,733             $  4,733             $  4,733
                                                             ========             ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                              $     --             $     --             $     --
                                                             ========             ========             ========
  Income taxes paid                                          $     --             $     --             $     --
                                                             ========             ========             ========


See notes to financial statements.

GOLDEN TAN, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)
--------------------------------------------------------------------------------

1. ORGANIZATION AND BUSINESS OPERATIONS

Golden Tan, Inc. (the "Company") was incorporated in the State of Nevada on December 12, 2006. The Company is a Development Stage Company as defined by Statement of Financial Accounting Standards ("SFAS") No.7. The Company plans to offer airbrush tanning services to consumers.

2. INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of November 30, 2007 and for the three and nine months ended November 30, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of November 30, 2007 and the results of operations and cash flows for the three and nine months ended November 30, 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended November 30, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending February 29, 2008. The balance sheet at February 28, 2007 has been derived from the audited financial statements at that date.

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

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of November 30, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at November 30, 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward of $20,867 expires $2,264 in year 2027 and $18,603 in year 2028.

Current United States tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

GOLDEN TAN, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)
--------------------------------------------------------------------------------

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

ITEM 2. PLAN OF OPERATION

OVERVIEW

We were incorporated pursuant to the laws of Nevada on December 12, 2006. During the quarter ended November 30, 2007, we did not generate any revenue from operations.

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

SOURCES AND USES OF CASH

At November 30, 2007, our current assets consisted of $4,733 in cash. With these funds, we will only be able to satisfy our cash requirements for approximately two months, provided we do not purchase any major spray tanning equipment during that time period.

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

RESULTS OF OPERATIONS

We did not earn any revenue during the three month period ended November 30, 2007. We do not anticipate earning significant revenues until such time as we have arranged a significant number of referral agreements and built a significant list of regular clients.

We incurred general and administrative expenses in the amount of $7,051 for the three-month period ended November 30, 2007.

We have not attained profitable operations and are dependent upon obtaining financing to complete our proposed business plan. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2007. This evaluation was conducted by Kim McElroy, our chief executive officer and principal accounting officer.

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

We did not file any current reports on Form 8-K during the three-month period ended November 30, 2007.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 11, 2008

Golden Tan, Inc.


/s/ Kim McElroy
--------------------------------
Kim McElroy, President


/s/ Kim McElroy
--------------------------------
Kim McElroy
Principal Accounting Officer and
Principal Financial Officer