Form 10-K
period 2008-02-29
Yongye Biotechnology International, Inc.
filed 2008-05-29
CIK 1398551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal Year Ended February 29, 2008

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 333-143314

YONGYE BIOTECHNOLOGY INTERNATIONAL, INC.
(Exact name of registrant as specified in charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8051010 (IRS Employer Identification No.)

6th Floor, Xue Yuan International Tower, Zhi Chun Road, Hai Dian District, Beijing, PRC
(Address of principal executive offices and zip code)

+86-10-8231-8626
(Registrant’s telephone number including area code)
______________________
(Former Name and Former Address)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐	Yes	☒	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

☐	Yes	☒	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	Yes	☐	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405) of this chapter is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).

☒	Yes	☐	No

As of the fiscal year ended February 29, 2008 1,960,000 shares of our common stock were held by non-affiliates. As of May 27, 2008, 13,052,263 of shares of our common stock were held by non-affiliates. Our common stock is listed for quotation in the OTCBB under the symbol “YGYB.OB.” As of the fiscal year end, there has been a limited active trading market for our common stock.

As of the fiscal year ended February 29, 2008, there were 4,960,000 shares of common stock outstanding. As of May 27, 2008, there were 20,000,374 shares of common stock outstanding.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about expectations, beliefs, intentions or strategies for the future of Yongye Biotechnology International, Inc. (‘the Company”), which are indicated by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “the Company believes,” “management believes” and similar words or phrases. The forward-looking statements are based on the Registrant’s current expectations and are subject to certain risks, uncertainties and assumptions. The Company’s actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Registrant assumes no obligation to update any such forward-looking statements.

Item 1	Business

INTRODUCTION

The Company is a corporation organized in the State of Nevada on December 12, 2006. As of the fiscal year ended February 29, 2008, the Company had no operations or revenue and only nominal assets. The Company intended to pursue operation of a business offering a mobile, professional airbrush tanning service. In 2008, the Company began to pursue an acquisition strategy, whereby we sought to acquire an undervalued business with a history of operating revenues in markets that provide room for growth. Following the Company's fiscal year end on February 29, 2008, the Registrant, on April 17, 2008, entered into a definitive agreement, completed an acquisition of assets, sold unregistered equity securities, underwent a change of control and elected new directors and officers upon the resignation of the Company’s sole officer and director (the “Fullmax Transaction”). On April 22, 2008 the Company filed with the Securities and Exchange Commission (the “Commission”) a Current Report on Form 8-K describing these events (the “April 22 8-K”). The April 22 8-K contains a description of the business in which the Company is now engaged.

Item 1A	Risk Factors

Not Applicable.

Item 1B	Unresolved Staff Comments

Not Applicable.

Item 2	Properties

As of fiscal year end, we did not hold ownership or leasehold interest in any property. Mrs. Kim McElroy, who served as the Company’s President as of the fiscal year end, provided the Company with office space and related office services free of charge.

Item 3	Legal Proceedings

As of fiscal year end, the Company was not a party to any material legal proceedings. Our address for service of process in Nevada is 2620 Regatta Dr., Suite 102, Las Vegas, Nevada, 89128.

Item 4	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 29, 2008. Subsequent to the fiscal year end, shareholder action was taken to amend the Company’s Articles of Incorporation to do the following: (i) change the name of the Company to Yongye Biotechnology International, Inc.; (ii) increase its authorized shares of common stock from 75,000,000 to 150,000,000; and (iii) authorize 75,000,000 blank check preferred shares, par value $.001. Such corporate action was reported on the Form 8-K dated April 7, 2008, and filed with the Commission on April 10, 2008.

Further, subsequent to the fiscal year end, on March 3, 2008, shareholder action was taken to change its fiscal year end from February 28 to December 31, which was reported on the Form 8-K dated March 5, 2008, and filed with the Commission on March 7, 2008.

Finally, subsequent to the fiscal year end, on April 17, 2008 shareholder action was taken to approve the Fullmax Transaction which actions were reported on the April 22, 2008 8-K.

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

Prior to the fiscal year end, the common stock of the Company, par value $.001, was listed for quotation on the OTCBB under the symbol GDTN; however, there was only limited trading of the common stock. Subsequent to the end of the fiscal year and pursuant to the amended articles of incorporation of the Company, the common stock of the Company, par value $.001, is now listed for quotation in the OTCBB under the symbol YGYB; however, there has been only limited trading of the common stock.

As of February 29, 2008 there were 26 shareholders of the Company’s common stock. As of that date, a total of 3,000,000 shares were held by Kim McElroy, then the Company’s sole officer and director, and were restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the Commission promulgated under the Act. Such shares were eligible for sale under Rule 144, as amended. As of fiscal year end, a total of 1,960,000 shares of the Company’s common stock were unrestricted securities eligible for public sale at any time without restriction.

Subsequent to the fiscal year end, Kim McElroy disposed of 2,900,000 shares of common stock and the Company issued certain shares of its common stock in conjunction with the Fullmax Transaction, all as described in the Company’s April 22, 2008 8-K.

As of May 27, 2008, there were 20,000,374 shares of common stock outstanding.

As of February 29, 2008 the Company had not declared any dividends, and there were no equity compensation plans approved or outstanding and no stock options granted or outstanding.

Item 6	Selected Financial Data

Not applicable.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

During the fiscal year which ended February 29, 2008, the Company’s plan of operation was to market its services to potential customers, enter into referral agreements with Vancouver based businesses to establish its initial client base and to design a product line of tanning lotions, all of which were to be undertaken by Kim McElroy, who served as the Company’s President during the fiscal year.

Results of Operations

The Company did not earn any revenue during the fiscal year ended February 29, 2008. The Company did not anticipate earning significant revenues until such time as it entered into referral agreements with tanning salons and began building its clientele base.

The Company incurred operating expenses during the fiscal year of $25,236 which were comprised of general and administrative expenses.

Liquidity and Capital Resources

During the fiscal year, the Company did not attain profitable operations and was dependent upon securing financing in order to complete its business plan. For that reason, the Company believed there was substantial doubt that it would be able to continue as a going concern with its business plan for a mobile tanning business.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8	Financial Statements and Supplementary Data

Reports of Independent Registered Public Accounting Firms	5

Balance sheets	7

Statements of
Operations	8
Change in Stockholders’ Equity (Deficiency)	9
Cash Flows	10

Notes to Financial Statements	11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors of
Yongye Biotechnology International, Inc.

We have audited the accompanying balance sheet of Yongye Biotechnology International, Inc., ("the Company") a development stage company, as of February 29, 2008 and the related statements of operations, changes in stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred significant losses from operations since its inception and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bernstein & Pinchuk LLP

New York, New York
May 21, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Yongye Biotechnology International, Inc. (formerly Golden Tan, Inc.)

I have audited the accompanying balance sheet of Yongye Biotechnology International, Inc. (formerly Golden Tan, Inc.) (the Company), a development stage company, as of February 28, 2007 and the related statements of operations, stockholders’ equity and cash flows for the period December 12, 2006 (inception) to February 28, 2007. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yongye Biotechnology International, Inc. (formerly Golden Tan, Inc.) a development stage company, as of February 28, 2007 and the results of its operations and its cash flows for the period December 12, 2006 (inception) to February 28, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
April 30, 2007

YONGYE BIOTECHNOLOGY INTERNATIONAL, INC.
(A Development Stage Company)
(F/K/A GOLDEN TAN, INC.)
BALANCE SHEETS

	February 29, 2008	February 28, 2007
ASSETS

Current Assets
Cash	$8,100	$23,336

Total current assets	8,100	23,336
	$8,100	$23,336

LIABILITIES & STOCKHOLDERS EQUITY (DEFICIENCY)

LIABILITIES
Current Liabilities
Loan Payable-Director	$10,000	$-

Total current liabilities	10,000	-

Stockholders' Equity (Deficiency)
Common Stock; 75,000,000 shares authorized,
par value $.001; 4,960,000 shares issued
and outstanding for both periods	4,960	4,960
Additional paid-in capital	20,640	20,640
Deficit accumulated during the
development stage	(27,500)	(2,264)

Total Stockholders Equity (Deficiency)	(1,900)	23,336
	$8,100	$23,336

See Notes to Financial Statements

YONGYE BIOTECHNOLOGY INTERNATIONAL, INC.
(A Development Stage Company)
(F/K/A GOLDEN TAN, INC.)
STATEMENTS OF OPERATIONS

		Inception	Inception
	March 1, 2007	December 12, 2006	December 12, 2006
	Through	Through	Through
	February 29, 2008	February 28, 2007	February 29, 2008

Revenues	$-	$-	$-

Operating Expenses
General and administrative expenses	25,236	2,264	27,500

NET LOSS	$(25,236)	$(2,264)	$(27,500)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding	4,960,000	4,685,833

See Notes to Financial Statements

YONGYE BIOTECHNOLOGY INTERNATIONAL, INC.
(A Development Stage Company)
(F/K/A GOLDEN TAN, INC.)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FROM INCEPTION (DECEMBER 12, 2006) THROUGH FEBRUARY 29, 2008

				Deficit
				Accumulated
	Shares of	Common	Additional	During
	Common	Stock	Paid-in	Development	Total
	Stock	Amount	Capital	Stage	Equity

Balance at December 12, 2006	-	$-	$-	$-	$-

Shares sold at $0.002 per share on Jan. 5, 2007	3,000,000	3,000	3,000	-	6,000

Shares sold at $0.01 per share on Jan. 17, 2007	420,000	420	3,780	-	4,200

Shares sold at $0.01 per share on Feb. 28, 2007	1,540,000	1,540	13,860	-	15,400

Net loss, Feb 28, 2007	-	-	-	(2,264)	(2,264)
Balance at Feb 28, 2007	4,960,000	4,960	20,640	(2,264)	23,336

Net loss, Feb 29, 2008	-	-	-	(25,236)	(25,236)
Balance at Feb 29, 2008	4,960,000	$4,960	$20,640	$(27,500)	$(1,900)

See Notes to Financial Statements

YONGYE BIOTECHNOLOGY INTERNATIONAL, INC.
(A Development Stage Company)
(F/K/A GOLDEN TAN, INC.)
STATEMENTS OF CASH FLOWS

		Inception	Inception
	March 1, 2007	December 12, 2006	December 12, 2006
	Through	Through	Through
	February 29, 2008	February 28, 2007	February 29, 2008
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(25,236)	$(2,264)	$(27,500)
Changes in operating assets and liabilities
Loan payable from Director	10,000	-	10,000

Net cash (used in) operating activities	(15,236)	(2,264)	(17,500)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock	-	25,600	25,600
Net cash provided by financing activities	-	25,600	25,600

Net (decrease) increase in cash	(15,236)	23,336	8,100

Cash at beginning of period	23,336	-	-

Cash at end of period	$8,100	$23,336	$8,100

See Notes to Financial Statements

YONGYE BIOTECHNOLOGY INTERNATIONAL, INC
(A Development Stage Company)
(F/K/A GOLDEN TAN, INC.)
NOTES TO FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION AND BUSINESS OPERATIONS

Golden Tan, Inc. (the “Company”) was incorporated in the State of Nevada on December 12, 2006. The Company is a Development Stage Company as defined by Statement of Financial Accounting Standards (“SFAS”) No.7 with plans to offer airbrush tanning services to consumers. On April 7, 2008, the Company filed an Amendment to its Articles of Incorporation which, among other things, changed the name of the Company from Golden Tan, Inc. to Yongye Biotechnology International, Inc.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The Company’s financial statements are prepared using the accrual method of accounting and have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company has elected a February 28(29) year-end. The financial statements have been prepared on a "going concern" basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of February 29, 2008, the Company had cash of $8,100 and a deficit accumulated during the development stage of $27,500.  Further, since inception, the Company has had no revenue and has incurred a net loss of $27,500.  These factors create substantial doubt as to the Company's ability to continue as a going concern.   The Company could improve its financial condition by obtaining new financing.   However, there is no assurance that the Company will be successful in accomplishing this objective.   The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b. Basic and Diluted Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128 “Earnings per Share.” SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

c. Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At February 29, 2008 the Company did not have any cash equivalents.

d. Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e. Income Taxes

Income Taxes are provided in accordance with Statement of Financial Accounting Standards No.109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion of or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates at the date of enactment.

f. Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States dollar.

g. Financial Instruments

The carrying value of the Company’s financial instruments approximates their fair value because of the short maturity of these instruments.

h. Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R). To date, the Company has not adopted a stock option plan and has not granted any stock options.

i. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principle and expands disclosures of fair value measurement. In application, this statement does not require any new fair value measurements. It shall be effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations. SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS 141(R) is effective for the Company’s business combinations for which the acquisition date is on or after July 1, 2009. The Company is currently evaluating the impact of the implementation of SFAS No. 141(R) on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This Statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for the Company’s fiscal year beginning July 1, 2009. The adoption of SFAS 160 is expected to have no material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

j. Accounts Receivable

Trade receivables and those finance receivables that the Company has the intent and ability to hold are recorded at their outstanding principal balances, adjusted for interest receivable to date, if applicable, and adjusted by the allowance for doubtful accounts. Interest income on financed receivables is recognized using the effective interest method and is presented as interest and other income, net in the consolidated statements of operations. In estimating the allowance for doubtful accounts, the Company considers the length of time receivable balances have been outstanding, historical collection experience, current economic conditions and customer-specific information. When the Company ultimately concludes that a receivable is uncollectible, the balance is charged against the allowance for doubtful accounts.

k. Property and Equipment

Property and equipment are stated at cost. Depreciation on property and equipment, with the exception of leasehold improvements, is recorded using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term or the estimated respective useful lives of the assets, which range from three to ten years.

l. Advertising Policy

The Company expenses all advertising costs as incurred.

m. Account Payable

The loan payable to director in the amount of $10,000 referenced in the Company’s financial statements represents a note payable by the Company to its sole officer and director as of fiscal year end, Kim McElroy.

NOTE 3	SUBSEQUENT EVENTS

Amendment to Articles of Incorporation

On April 17, 2008, the Company amended its Articles of Incorporation to:  (i) change the name of the Company to Yongye Biotechnology International, Inc.; (ii) increase its authorized shares of common stock from 75,000,000 to 150,000,000; and (iii) authorize 75,000,000 blank check preferred shares, par value $.001.  Such corporate action was reported on the Form 8-K dated April 7, 2008 and filed with the Commission on April 10, 2008.

Acquisition of Fullmax and change in Control

On April 17, 2008 the Company acquired all of the issued and outstanding shares of stock of Fullmax Pacific Limited (“Fullmax”) in exchange for 11,444,755 newly issued shares of Company common stock or approximately 70% of the 16,404,755 shares of common stock issued and outstanding after the Share Exchange. Also, the Company’s sole officer and director resigned, and new directors and officers were elected. Concurrent with the Share Exchange, the Company also sold 6,495,619 shares of common stock and warrants to purchase 1,623,905 shares of common stock (at a price of $1.848 per share for a term of five years) for gross proceeds of approximately $10,000,000 to investors in a private offering. The placement agent received a cash fee equal to 7% of the gross proceeds of this private offering (or approximately $700,000) and warrants to purchase 649,562 shares of common stock (at a price of $1.848 per share for a term of five years).

Fullmax was formed in May 2007 under the laws of the British Virgin Islands. Asia Standard Oil Limited (“Asia Standard”), a company formed in April 2007 under Hong Kong law and a wholly-owned subsidiary of Fullmax, owns 90% of Yongye Nonfeng Biotechnology Company, Ltd. (“CJV”). CJV was formed as a cooperative joint venture under People’s Republic of China (“PRC”) law and approved in January 2008. The other 10% owner of CJV is Inner Mongolia Yongye Biotechnology Co., Ltd. (“Inner Mongolia Yongye”), a company formed in September 2003 under PRC law, which assigned its intellectual property rights, management team, customers and sales contracts to CJV. CJV is now engaged in the research, development, production and sales of fulvic acid based liquid and powder nutrient compounds used in the PRC agriculture industry.

Change in Fiscal Year End

Subsequent to the fiscal year end, the Registrant changed its fiscal year end from February 28 to December 31. The Registrant will file Form 10-K covering the transition period from March 1, 2008 to December 31, 2008 no later than March 31, 2009.

Disposal of Shares

Subsequent to the fiscal year end, Kim McElroy disposed of 2,900,000 shares of common stock and the Company issued certain shares of its common stock in conjunction with the Fullmax Transaction, all as described in the Company’s April 22, 2008 8-K.

Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During the fiscal year ended February 29, 2008 there were no changes in or disagreements with accountants on accounting and financial disclosure.

Subsequent to the fiscal year end, the Company dismissed its auditor, Michael T. Studer CPA P.C. (“Studer”) as its principal accountant. The decision to dismiss Studer as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors prior to the fiscal year end on February 21, 2008.

Studer’s report on the financial statements of the Company for the past year did not contain an adverse opinion or disclaimer of opinion, and were not modified as to audit scope or accounting principles. Studer had been appointed as auditor of the Company on April 17, 2007. From the time of Studer’s appointment as the Company’s auditor through the date of this report, there have been no disagreements with Studer on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Studer, would have caused Studer to make reference to the subject matters of the disagreements in connection with its report. From December 12, 2006 (inception) to the date of this report, there have been no reportable events.

On March 5, 2008, Bernstein & Pinchuk LLP (“Bernstein”) was engaged as the Company’s new independent registered public accounting firm. The decision to engage Bernstein as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on March 3, 2008.

During the year ended February 28, 2008 and for the period December 12, 2006 (inception) to November 30, 2007, through this date of disclosure, the Company did not consult Bernstein regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements or (ii) any matter that was either the subject of a disagreement or an event identified in response to (a)(1)(iv) of Item 304.

The Company’s change in auditors was reported on Form 8-K filed with the Commission filed on March 7, 2008.

Item 9A(T)	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of Zishen Wu and Vini Dharmawan, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, such officers concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our internal controls over financial reporting were effective. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurances with respect to financial statement preparation and presentation. In addition, any evaluation of effectiveness for future periods is subject to the risk that controls may become inadequate because of changes in conditions in the future.

During the fourth quarter of the fiscal year ended February 29, 2008, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the risk of exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate the risk of misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but we cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B	Other Information

Not applicable.

PART III

Item 10	Directors, Executive Officers and Corporate Governance

The sole executive officer and director of the Company as of the fiscal year end was as follows:

Name	Age	Position
Kim McElroy	47	President, Chief Executive Officer, Secretary, Treasurer and Director

The following is a brief description of the background and business experience of Kim McElroy, our sole executive officer and director as of the fiscal year end, for the past five years.

Mrs. Kim McElroy has acted as President and a director of the Company since incorporation on December 12, 2006. Mrs. McElroy devoted approximately 30% of her time to planning and organizing activities for the Company. Since 2005 to the present, Mrs. McElroy has started and successfully operated two Internet businesses, selling Avon cosmetics, tanning lotions and home and women’s accessories to the retail and wholesale markets. From July 1998 until March 2006, Mrs. McElroy worked as a leading activity coordinator to a 60-bed senior home in Langley, B. C. Mrs. McElroy graduated from Kwantlen College in December 1994 with a major in health studies.

Our directors are appointed for one-year terms to hold office until the next annual shareholder meeting or until removed from office by the board. At fiscal year end, the Company had no employees other than as described above.

Item 11	Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from March 1, 2007 through February 29, 2008.

ANNUAL COMPENSATION

					OTHER	RESTRICTED OPTIONS/ LTIP
					ANNUAL	STOCK	* SARS	PAYOUTS	OTHER
NAME	TITLE	YEAR	SALARY	BONUS	COMP.	(#)	($)		COMP.

Kim	Pres.,	2007	$0	0	0	0	0	0	0
McElroy	CEO
Sec &
Dir

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides the names and addresses of each person known to the Company to own more than 5% of the Company’s outstanding common stock as of February 29, 2008, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares were owned directly.

Title of Class	Names and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common Stock	Kim McElroy President, Chief Executive Officer, Treasurer, Secretary and Director 3195 Upper Levels Road, #182 Robson, British Columbia Canada V0G 1X0	3,000,000	60.48%
Common Stock	All officers and directors as a group (1 person)	3,000,000	60.48%

The percent of class is based upon 4,960,000 shares of common stock issued and outstanding as of February 29, 2008. The amount of beneficial ownership and percent of class excludes 350,000 shares of common stock owned by members of Kim McElroy’s immediate family members, of which Mrs. McElroy disclaims ownership.

Item 13	Certain Relationships and Related Transactions and Director Independence

None of the following parties has, during the fiscal year ended February 29, 2008, had any material interest, direct or indirect, in any transaction with the Company or in any proposed transaction that has or would materially affect the Company:

•	Any of the Company’s directors or officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to the Company’s outstanding shares of common stock;
•	Any of our promoters;
•	Any relative or spouse of any of the foregoing persons who resides in the same household as such person.

Item 14	Principal Accounting Fees and Services

The Board of Directors approves the fees and other significant compensation to be paid to the independent auditors for the purpose of preparing or issuing an audit report or related work.  The Company provides appropriate funding, as determined by the Board of Directors, for payment of fees and other significant compensation to the independent auditor.  The Board of Directors also preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditors, subject to the de minimis exceptions for non-audit services described in the Securities Exchange Act of 1934.  All of the below described fees were approved by the Board of Directors in accordance with the above described procedures.

Audit Fees

The aggregate fees billed by Bernstein & Pinchuk LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended February 29, 2008 and February 28, 2007 and for the review of the financial statements included in the Company’s Form 10-K for the fiscal year ended February 29, 2008 were approximately $7,500. The aggregate fees billed by Michael T. Studer, CPA P.C. for the review of the financial statements included in the Company’s quarterly Reports on Forms 10-QSB for the fiscal quarters ended May 31, 2007, August 31, 2007 and November 30, 2007 were approximately $5,000.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

PART IV

Item 15	Exhibits, Financial Statement Schedules

(a) See Item 8

(b) Exhibits

The exhibits as indexed below are included as part of this Form 10-K.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended Articles of Incorporation[1]
3.2	Bylaws[2]
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2008.

2 Incorporated by reference to exhibit 3.2 to the Company’s registration statement on Form SB-2 filed with the Commission on May 29, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YONGYE BIOTECHNOLOGY INTERNATIONAL, INC.

By:	/s/ Zishen Wu
Name: Zishen Wu Title: President and CEO

Dated:	May27, 2008