Form 10-Q
period 2008-06-30
Yongye Biotechnology International, Inc.
filed 2008-08-15
CIK 1398551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended June 30, 2008

or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ___________.

Commission File Number 000-51200

Yongye Biotechnology International, Inc..
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
6th Floor, Suite 608, Xue Yuan International Tower, No. 1 Zhichun Road, Haidan District Beijing, PRC (Address of Principal Executive Office)
(Former address of Principal Executive Office, if changed since last report)
+86 10 8231 8626
(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

As of August 14 , 2008, 20,000,374 shares of common stock, par value $.0001 per share, were issued and outstanding.

Item 1- Financial Statements

YONGYE BIOTECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

		The
	Yongye Biotechnology	predecessor
	International, Inc.	Inner
	and Subsidiaries	Mongolia
	JUNE 30, 2008	Yongye
	(Unaudited)	DECEMBER 31, 2007

CURRENT ASSETS
Cash and cash equivalents	$1,350,330	$376,002
Accounts receivable	20,613,347	1,630,609
Inventory	5,196,266	9,851,788
Advance payments	65,453	-
Due from affiliates	-	978,384
Other receivables	216,795	27,038
Total Current Assets	27,442,191	12,863,821

PROPERTY AND EQUIPMENT, NET	551,545	2,486,487

INTANGIBLE ASSETS, NET	117,610	3,665,584

LONG-TERM INVESTMENTS	-	4,115,764

TOTAL ASSETS	$28,111,346	$23,131,656

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,882,643	1,271,852
Accounts payable	4,889,694	-
Short-term bank loan	-	5,484,000
Due to shareholders	-	2,507,371
Due to related parties	2,411,105	-
Tax payables	406,530	893,892
Other payables	40,424	50,916
Total Current Liabilities	9,630,396	10,208,031

LONG-TERM SHAREHOLDER LOANS	-	12,153

Minority interest	1,135,005	-

STOCKHOLDERS' EQUITY
Capital stock; 20,000,374 shares authorized and issued par value $.001 on June 30, 2008	20,000	-
Capital contribution	-	7,260,000
Additional paid-in capital	9,200,092	-
Retained earnings	6,939,975	4,024,111
Statutory reserve	771,107	480,629
Accumulated other comprehensive income	414,771	1,146,732
Total Stockholders' Equity	17,345,945	12,911,472

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,111,346	$23,131,656

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE BIOTECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Yongye Biotechnology		Yongye Biotechnology
	International, Inc.	The predecessor	International, Inc.	The predecessor
	and Subsidiaries	Inner Mongolia Yongye	and Subsidiaries	Inner Mongolia Yongye
	FOR THREE MONTHS ENDED	FOR THREE MONTHS ENDED	FOR SIX MONTHS ENDED	FOR SIX MONTHS ENDED
	JUNE 30, 2008	JUNE 30, 2007	JUNE 30, 2008	JUNE 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES	$17,598,671	$7,441,212	$26,986,639	$8,127,718

COST	7,996,521	3,908,020	12,419,020	4,346,761

GROSS PROFIT	9,602,150	3,533,192	14,567,619	3,780,957

SELLING EXPENSES	777,012	62,135	3,997,477	71,193

GENERAL AND ADMINISTRATIVE EXPENSES	454,697	108,350	812,125	154,986

INCOME FROM OPERATIONS	8,370,441	3,362,707	9,758,017	3,554,778

OTHER INCOME/(EXPENSES)
Interest income	789	1,278	778	1,291
Other expense	(387,198)	(51,191)	(386,840)	(197,641)

TOTAL OTHER INCOME/(EXPENSES)	(386,409)	(49,913)	(386,062)	(196,350)

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	7,984,032	3,312,794	9,371,955	3,358,428

PROVISION FOR INCOME TAXES	219,983	-	594,765	-

NET INCOME BEFORE MINORITY INTEREST	7,764,049	3,312,794	8,777,190	3,358,428

PROVISION FOR MINORITY INTEREST	603,194	-	1,035,005	-

NET INCOME	7,160,855	3,312,794	7,742,185	3,358,428

Foreign Currency Translation Adjustment	277,101	127,723	414,771	174,195

COMPREHENSIVE INCOME	$7,437,956	$3,440,517	$8,156,956	$3,532,623

Net income per share:
Basic	0.43	0.29	0.55	0.29
Diluted	0.41	0.29	0.54	0.29
Weighted average shares used in computation:
Basic	16,847,741	11,444,775	14,146,258	11,444,775
Diluted	17,435,896	11,444,775	14,265,199	11,444,775

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE BIOTECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Yongye Biotechnology
	International, Inc.	The predecessor
	and Subsidiaries	Inner Mongolia Yongye
	FOR SIX MONTHS ENDED	FOR SIX MONTHS ENDED
	JUNE 30, 2008	JUNE 30, 2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,742,185	$3,358,428
Adjustments to reconcile net income to net cash
used in operating activities
Depreciation and amortization	93,263	10,644
Loss on disposal of fixed assets	-	146,714
Provision for minority interest	1,035,005	-
Changes in assets and liabilities:
Accounts receivable, net	(20,613,347)	(6,557,611)
Inventories	(5,196,266)	(319,604)
Other receivables, net	(216,795)	(1,063,081)
Advances to suppliers	(65,453)	352,866
Prepaid expense	-	(7,271)
Accounts payable and accrued expenses	6,772,337	288,578
Tax payable	406,530	49,894
Due to related parties	2,397,465	838,369
Other payables	40,424	(1,759,915)
Total Adjustments	(15,346,837)	(8,020,417)

Net Cash Used in Operating Activities	(7,604,652)	(4,661,989)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(639,519)	(22,380)
Additions to intangible assets	(122,899)	-

Net Cash Used in Investing Activities	(762,418)	(22,380)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term bank loans	-	4,269,087
Proceeds from share capital	10,100,651	-
Proceeds from shareholder loans	-	1,413,004
Repayment of long-term loans	-	(6,500)
Payment for stock issuance costs	(806,159)	-

Net Cash From Financing Activities	9,294,492	5,675,591

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	414,771	21,787

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,342,193	1,013,009

CASH AND CASH EQUIVALENTS - BEGINNING	8,137	89,023

CASH AND CASH EQUIVALENTS - ENDING	$1,350,330	$1,102,032
Supplemental cash flow information:
Cash paid for income taxes	417,744	-
Cash paid for interest expense payment	-	50,920

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE BIOTECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

On April 17, 2008, Yongye Biotechnology International Inc. (the “Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with Fullmax Pacific Limited, a company organized in May 23, 2007 under the laws of the British Virgin Islands (“ Fullmax ”), the shareholders of Fullmax (the “ Shareholders ”), who together own shares constituting 100% of the issued and outstanding ordinary shares of Fullmax (the “ Fullmax Shares ”), and the principal shareholder of the Company (“ Principal Shareholder ”). Pursuant to the terms of the Exchange Agreement, the Shareholders transferred to the Company all of the Fullmax Shares in exchange for the issuance of 11,444,755 (the “ Shares ”) shares of our Common Stock (the “ Share Exchange ”). As a result of the Share Exchange, Fullmax became our wholly-owned subsidiary and the Shareholders acquired approximately 84.7% of our issued and outstanding Common Stock. The transaction is accounted for as a reverse acquisition with a public shell.

The unaudited consolidated balance sheet as of June 30, 2008 includes Yongye Biotechnology International Inc., Fullmax, Asia Standard Oil Limited (“AOS”, subsidiary of Fullmax)and Yongye Nongfeng Biotechnology Co. (“Yongye Nongfeng”) and the unaudited consolidated statement of operations for the three months ended June 30, 2008 and for the six months ended June 30, 2008 include Yongye Nongfeng for the full periods and Fullmax, ASO and Yongye Biotechnology International Inc. from April 17, 2008. All the historical financial statements prior to January 1, 2008 are solely those of the predecessor, Inner Mongolia Yongye Biotechnology Company, Ltd.

Concurrent with the Share Exchange, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “ Investors ”) for the sale of an aggregate of 6,495,619 shares of our Common Stock (the “ Investor Shares ”), and warrants to purchase 1,623,905 shares of Common Stock (the “Warrants” and, together with the Shares, the “Securities”) for aggregate gross proceeds equal to $10,000,651 (the “ Offering ”). Expenses of the Offering were $1,162,022 which includes fees for the issuance of stock at $806,159 which is a reduction on Additional Paid In Capital under the Shareholder Equity section on the Consolidated Balance Sheet and $355,863 for legal fees for the reverse takeover (the “RTO”) transaction which is an expense on the Consolidated Income Statement.

In connection with the Offering, we also entered into a registration rights agreement (the “RRA”) with the Investors, in which we agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for resale the Investor Shares and the shares underlying the warrants (which are further described in Item 3.02), within 45 calendar days of the Closing Date of the Offering, and use our best efforts to have the registration statement declared effective within 150 calendar days of the Closing Date of the Offering. We will pay liquidated damages of 1% of the dollar amount of the Shares sold in the Offering per month, payable in cash, up to a maximum of 10%, if the registration statement is not filed and declared effective within the foregoing time periods.

Also, along with the Closing, the company signed a Make Good Agreement for 2,000,000 shares of the Company’s Common Stock with the understanding that the Investors’ will receive such shares on a pro rata basis for no consideration in the event that the After Tax Net Income as reported in the Annual Report of the Company for the fiscal year ending December 31, 2008, as filed with the Commission on Form 10-K (or such other form appropriate for such purpose as promulgated by the Commission) (the “2008 Annual Report”), is less than $10,263,919.

Upon closing, we also entered into an escrow agreement with ROTH Capital Partners, LLC, a representative of the Investors (“ Roth ”), Tri-State Title & Escrow LLC (the “ Escrow Agent ”) and one of the Shareholders (the “ Escrow Agreement ”), pursuant to which 2,000,000 of the Shares (the “ Escrow Shares ”) were delivered to the Escrow Agent. The Escrow Shares are being held as security for the achievement of $10,263,919 in net income for the year ended December 31, 2008 (the “ Net Income Threshold ”). If we achieve the Net Income Threshold, the Escrow Shares will be released back to the Principal Shareholder. If the Net Income Threshold is not achieved, the Escrow Shares will be distributed pro-rata to the Investors.

The Company’s Predecessor, Inner Mongolia Yongye Biotechnology Co., Ltd (the “Predecessor”) was formed on September 16, 2003, also under the corporate laws of PRC. Its primary business is to research, manufacture, and sell biological products for use in plants and animal growth. The Company is located in the City of Hohhot, Inner Mongolia Autonomous Region., People’s Republic of China (‘PRC”).

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and include the financial statements of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances are eliminated on consolidation.

The accompanying unaudited consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X applicable to small business issuers. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008. The unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2007 as reported in Form S-1.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” the Company and the Predecessor considers all highly liquid instruments with original maturities of three months or less to be cash and cash equivalents.

ACCOUNTS RECEIVABLE AND BAD DEBT RESERVE

The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts receivable. As a consequence, the Company believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. Based on the age of the receivables, the Company reserves 10% of accounts receivable balances that have been outstanding for more than 6 months but less than one year, 20% of accounts receivable balances that have been outstanding between one year and two years, 50% of receivable balances that have been outstanding between two year and three years, and 100% of receivable balances that have been outstanding for more than three years. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. No allowance for doubtful accounts was provided as of June 30, 2008.

INVENTORY

Inventory is stated at the lower of weighted average cost or market, which takes into account historical prices on a continuing basis, or market.

PROPERTY AND EQUIPMENT

Property and equipment other than leasehold improvements are stated at cost and depreciated using the straight-line method, over the estimated useful lives of the assets. Leasehold improvements are stated at cost and depreciated using the straight-line method over the estimated useful life or lease period, whichever is shorter. Estimated useful lives are as follows:

Estimated Useful Life

Yongye Biotechnology International, Inc.
Office equipment and furniture	5 years
Leasehold improvements	15 months

The Predecessor- Inner Mongolia Yongye
Buildings	50 years
Machinery and equipment	10-20 years
Transportation equipment	10 years

REVENUE RECOGNITION

Revenue from product sales is recognized when title has been transferred, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable, and the collection of the related receivable is probable which is generally at the time of shipment.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs for three months ended June 30, 2008 and 2007 were $480,457 and $4,738, respectively. Advertising costs for the six months ended June 30, 2008 and 2007 were $2,057,032 and $8,594, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Per SFAS 144, the Company is required to periodically evaluate the carrying value of long-lived assets and to record an impairment loss when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amounts.

In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company and the Predecessor concluded that as of June 30, 2008 and December 31, 2007 there were no significant impairments of its long-lived assets.

INCOME TAXES

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect in the People’s Republic of China for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company and the Predecessor’s assets and liabilities, respectively, therefore, there are no deferred tax assets or liabilities for the three months period ended June 30, 2008 and 2007 and the six months period ended June 30, 2008 and 2007. The Company’s Cooperative Joint Venture subsidiary Yongye Nongfeng Biotechnology Co., (“Yongye Nongfeng”) is subject to PRC Enterprise Income Tax at a rate of 25% of net income from its foundation on January 4, 2008, and 1.25% of gross revenue since April 2008. Since the Predecessor is located in the economic development area in Inner Mongolia Autonomous Region, the Predecessor is exempt from income tax according to the tax law in China.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The financial position and results of operations of the Company’s Chinese subsidiaries are determined using local currency (Chinese Yuan) as the functional currency, while the reporting currency is US dollar. Assets and liabilities of the subsidiaries are translated at the prevailing exchange rate in effect at each period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income statement accounts are translated at the average rate of exchange during the period. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders’ equity. Gains and losses resulting from foreign currency transactions denominated in other than the functional current are included in operations as incurred. Such gains and losses were immaterial for the periods ended June 30, 2008 and 2007.

In the opinion of management, these unaudited interim financial statements include all adjustments and disclosures considered necessary to a fair statement of the results for the interim periods presented. All adjustments are of a normal recurring nature.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, term deposits, trade receivables, and accounts payable approximate their fair value due to the short-term nature of these instruments.

NOTE 3-INVENTORY

Inventory at June 30, 2008 and December 31, 2007 consisted of the following:

	Yongye Biotechnology	The Predecessor
	International, Inc. and Subsidiaries	Inner Mongolia Yongye
	JUNE 30, 2008	DECEMBER 31, 2007
Raw materials	-	384,361
Packing supplies	-	195,127
Work-in process	-	4,969,350
Finished goods	5,195,760	4,302,950
Consumables	506	-
Total	5,196,266	9,851,788

NOTE 4-DUE FROM AFFILIATES

The balance due from the Predecessor’s affiliated entity, Huimin Biotechnology Co., Ltd., at December 31, 2007 was $978,384. The balance had no stated terms for repayment and was not interest-bearing.

NOTE 5-PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2008 and December 31, 2007 consisted of the following:

	Yongye Biotechnology	The Predecessor
	International, Inc. and Subsidiaries	Inner Mongolia Yongye
	JUNE 30, 2008	DECEMBER 31, 2007
Buildings	-	1,560,251
Manufacturing equipment	-	788,641
Office equipment and furniture	35,005	33,724
Construction-in-process	386,231	1,797
Vehicles	-	419,529
Leasehold improvement	218,283	-
	639,519	2,803,942

Less: Accumulated depreciation	87,974	317,455

Total	551,545	2,486,487

Depreciation expense for the three months period ended June 30, 2008 and 2007 was $45,190   and $3,927, respectively. Depreciation expense for the six months period ended June 30, 2008 and 2007 was $87,974 and $5,333, respectively.

NOTE 6- INTANGIBLE ASSETS

Net intangible assets at June 30, 2008 and December 31, 2007 were as follows:

	Yongye Biotechnology	The Predecessor
	International, Inc. and Subsidiaries	Inner Mongolia Yongye
	JUNE 30, 2008	DECEMBER 31, 2007
Rights to use land	-	4,028,099
Patent	105,787	-
Software	17,112
	122,899	4,028,099
Less: accumulated amortization	5,289	362,515

Total	117,610	3,665,584

Product patent was acquired by the Company in March 2008 with an estimated useful life of 10 years. It is amortized using the straight-line method over its useful life commencing on April 1, 2008. Computer software was acquired by the Company in June 2008 with an estimated useful life of 10 years. It is amortized using the straight-line method over its useful life commencing on July 1, 2008. Amortization expense for the three months period ended June 30, 2008 and 2007 amounted to $5,289 and $2,486, respectively. Amortization expense for the six months period ended June 30, 2008 and 2007 amounted to $5,289 and $5,311, respectively. Accumulated amortization at June 30, 2008 and December 31, 2007 was $5,289 and $362,515, respectively.

NOTE 7 - LONG-TERM INVESTMENTS

Long-term investments of the Predecessor as of December 31, 2007 consist of medicinal plants and trees which the Predecessor purchased in conjunction with the right to use land. These medicinal plants and trees are to be used for human medical treatments and the Predecessor intends to sell them in future years as they mature.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Predecessor company is a 1.15% shareholder of the Company’s main operating subsidiary, Yongye Nongfeng, and is Yongye Nongfeng’s only vendor that provided $8,537,112   (100%) of the Company’s purchased finished goods for the three months period ended June 30, 2008 and $17,468,749   for the six months period ended June 30. As of June 30, 2008 accounts payable to shareholder represents the credit the Company used as of June 30, 2008 in purchasing inventory from the Predecessor. According to the contract, the Predecessor sells to us at fixed prices of RMB 350 per case for plant products and RMB 120 per case for animal products.

As of June 30, 2008, the Company has borrowed $762,524 from Inner Mongolia Yongye Nongfeng’s 1.15% shareholder Inner Mongolia Yongye (the Predecessor), $1,638,581 in loan from Ms. Yin, the wife of CEO Mr. Zishen Wu of Inner Mongolia Yongye Nongfeng, and $10,000 from a director of the Company. These funds are interest free with no specific terms of repayment. As of December 31, 2007, the Predecessor has $2,507,371 in loans from stockholders. These loans are short term in nature, unsecured and non-interest bearing. Also, at December 31, 2007 the Predecessor has $12,153 of long-term, unsecured and non-interest bearing loans from shareholders.

NOTE 9-NET INCOME PER SHARE

Basic net income per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period, but excluding the 2,000,000 “Make Good Shares” according to the “Make Good Escrow Agreement” (see Note 1). Diluted net income per share reflects the potential dilution that would occur upon the exercise of outstanding warrants. Common share equivalents are excluded from the computation of the diluted net income per share in periods when their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted income per share for the periods indicated:

	Yongye		Yongye Biotechnology
	Biotechnology		International, Inc.	The predecessor
	International, Inc.	The predecessor	and Subsidiaries	Inner Mongolia
	and Subsidiaries	Inner Mongolia Yongye	FOR SIX	Yongye
	FOR THREE MONTHS ENDED	FOR THREE MONTHS ENDED	MONTHS ENDED	FOR SIX MONTHS ENDED
	JUNE 30, 2008	JUNE 30, 2007	JUNE 30, 2008	JUNE 30, 2007
Numerator used in basic net income per share:
Net income	7,160,855	3,312,794	7,742,185	3,358,428

Shares (denominator):
Weighted average ordinary shares
Outstanding	16,847,741	11,444,775	14,146,258	11,444,775

Plus: weighted average incremental shares from assumed exercise of warrants	588,155	-	118,941	-

Weighted average ordinary shares outstanding used in computing diluted net income per ordinary share	17,435,896	11,444,775	14,265,199	11,444,775

Net income per ordinary share - basic	0.43	0.29	0.55	0.29
Net income per ordinary share-diluted	0.41	0.29	0.54	0.29

NOTE 10 -CONCENTRATIONS AND CREDIT RISKS

Five major customers accounted for 80% and one major customer accounted for 26% of the Company’s net revenue for the three months period ended June 30, 2008. Five major customers accounted for 89% and one major customer accounted for 26% of the Company’s net revenue for the six months period ended June 30, 2008. Five major customers accounted for 98% and one major customer accounted for 51% of the Predecessor’s net revenue for the three months period ended June 30, 2007. Five major customers accounted for 98% and one major customer accounted for 46% of the Predecessor’s net revenue for the six months period ended June 30, 2007. The Company and the Predecessor’s total sales to five major customers were $14,062,646 and $7,276,561, for the three months period ended June 30, 2008 and 2007, respectively. The Company and the Predecessor’s total sales to five major customers were $24,068,529 and $7,961,977, for the six months period ended June 30, 2008 and 2007, respectively.
Yongye International Inc.

Three Months Ended JUNE 30, 2008			Six Months Ended JUNE 30, 2008
Largest Customers	Amount of Sales	% Total Sales	Largest Customers	Amount of Sales	% Total Sales
Wuwei Liangzhou	$4,643,127	26%	Hebei	7,045,357	26%
Xinjiang Tianfeng	$3,980,159	23%	Xingjiang Bazhou	5,334,140	20%
Xinjiang Bazhou	$2,618,526	15%	Wuwei Liangzhou	4,960,050	18%
Hebei	$1,780,598	10%	Xinjiang Tianfeng	3,922,162	15%
Bameng	$1,040,236	6%	Bameng	2,806,820	10%
Total	$14,062,646	80%	Total	24,068,529	89%

Inner Mongolia Yongye Predecessor
Inner Mongolia
Yongye

Three Months Ended JUNE 30, 2007			Six Months Ended JUNE 30, 2007
Largest Customers	Amount of Sales	% Total Sales	Largest Customers	Amount of Sales	% Total Sales
Xinjiang Bazhou	$3,797,598	51%	Xinjiang Bazhou	$3,777,495	46%
Hebei	$1,329,159	18%	Hebei	$1,772,318	22%
Dalian	$1,082,055	15%	Dalian	$1,192,757	15%
Mengrui	$689,290	9%	Mengrui	$810,609	10%
Jiangsu	$378,459	5%	Jiangsu	$408,798	5%
Totals	$7,276,561	98%	Totals	$7,961,977	98%

The Predecessor is the Company’s only vender who provided 100% of the Company purchased finished goods for the three months period and six months period ended June 30, 2008. The Predecessor had two major vendors who provided 79% and 93% of the Predecessor raw materials for the three months period ended June 30, 2008 and 2007. The Predecessor had two major vendors who provided 76% and 93% of the Predecessor raw materials for the six months period ended June 30, 2008 and 2007. Total purchases from these vendors were $5,822,666 and $2,258,627 for the three months period ended June 30, 2008 and 2007, respectively. Total purchases from these vendors were $6,581,012 and $2,290,895 for the six months period ended June 30, 2008 and 2007, respectively.

The Company and the Predecessor’s operations are carried out in the PRC. Accordingly, the Company and the Predecessor’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 11-Commitments

On (June 2, 2008), Yongye Nongfeng signed two construction contracts with two Construction Companies (Hainan No. 4 Construction Engineer Company and Hohhot Saihan District Art & Landscape) to begin construction of a new 8,000 Tons Per Annum (TPA) plant on its current contracted location. The value of these contracts is approximately RMB 25,000,000. This addition, when added to the current 2,000TPA capacity of Inner Mongolia Yongye Biotechnology Company, Ltd., will increase total production capacity to 10,000TPA and is critical to our ability to keep up with future anticipated demand. In July 2008, the construction contractor gave notice that it forecasts the in-service date of the facility to be the end of September 2008, which will be sufficient to avoid any weather-related delays. We do not anticipate any other delays.

Item 2- Management Discussion & Analysis

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Yongye Biotechnology International, Inc. is referred to herein as “we” or “our.” The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Our Business

Yongye Biotechnology International, Inc. is a holding company whose direct subsidiaries are engaged in the research, development, and sales of fulvic acid based liquid and powder nutrient compounds used in the agriculture industry. Our CJV, Inner Mongolia Yongye Nongfeng Biotechnology Company, Ltd., has its headquarters in Beijing, China and we sell our products domestically into 10 different provinces. Currently, we sell two lines of product based on our fulvic acid base: plant nutrition liquid compound and animal nutrition food additive. The product lines are called “Shengmingsu” for plants and “Shengmingsu” for animals.

Our products start with a highly concentrated base of Fulvic Acid which is manufactured according to the exact specifications required by our patent pending process design. Each product has additional natural elements added which then customizes the fulvic acid base for use on plants or in animal feed. Our plant product contains naturally occurring macro and micro nutrients such as nitrogen, phosphorus, potassium, boron and zinc. Our animal product adds natural herbs which provide antibiotic type properties. Based on industry research and government testing, we believe our proprietary technology for fulvic acid extraction creates some of the purest and most bioactive fulvic acid and thus some of the most effective plant and animal nutrients on the market in China.

Our competitive advantage begins with the core intellectual property owned by our CJV which we are then able to commercialize via cost effective, flat fee, contractual agreement with our selected manufacturers. Our chief scientist has been working specifically on our products for the last five (5) years and has over forty (40) years of experience in the industry. This has led to two (2) Invention Patents pending held by our CJV which are used to design the manufacturing process. These patents cover the formulation of Shengmingsu for plants and animals nutrient products and two (2) technology patents which covers its extraction of the Fulvic Acid and the stabilization of the product for addition of the proprietary nutrient formulas. The finished goods we sell are approved and certified by the PRC Ministry of Agriculture.

We sell our products through our unique sales channels which more resemble the sales characteristics of the Pharmaceutical or IT industry here in China and is comprised of distributors who purchase our product directly and then sell it through various downstream sales points, including our Yongye Branded Stores, and ultimately to retail customers. These “Branded Stores” sell agricultural products and in conjunction with the private owner, and our local distributor, we brand them with our name outside, our banners and headline products inside and also provide a computer and monitor to display our advertising and educational programs. We support our entire distribution network with sales and support staff who are trained to work with our distributors, branded stores, and end users to ensure they receive proper after-sales technical support. Each sales and support staff manager oversees approximately 3 - 10 stores each.

Overview of 2nd Quarter

Agriculture Outlook

China is already one of the world’s leading countries for agricultural production. China’s Minister of Agriculture, Sun Zhengcai, told a UN FAO hosted world summit that China is a major contributor to world food security by feeding nearly a quarter of the global population and being involved in distributing aid to other countries. He also said, "China has managed to feed 1.3 billion people, mostly relying on domestic production, which in itself is a major contribution to the world food security," He also reported that since 2004, food production in China has increased for four consecutive years and the total grain output exceeded 500 million tons last year and he expects China to have a big summer harvest this year, with grain output set to rise for the fifth consecutive year. In the first five months of 2008, Agenese France Presse reported that China's exports increased by 12% to US$16.18 billion and that China is self-sufficient in most staple crops, but relies on imports of some agricultural products, such as soybeans, to meet rising domestic demand.

Supply of Finished Goods
Currently, we purchase our finished goods from our main supplier, Inner Mongolia Yongye Biotechnology Company, Ltd and then sell it through our distribution system. In order to generate greater profit margins, we set out to control our cost of goods sold and have put into place a fixed rate contract with our main supplier and this will extend over the next five years. Each quarter we will go through a review process with our supplier to adjust the fixed rate for the next quarter. Thus far, in 2008, we have not received any rate increases.

Earthquake in Sichuan
The earthquake in Sichuan was a devastating event in the recent history of China. While the impact was felt all the way to Beijing, the disruption of business and the ensuing relief efforts were largely contained to the province itself and mainly to the areas nearest the epicenter. Because of this, the impact to our business was minimal. China's Agriculture Minister Sun Zhengcai said in an interview with Xinhua that, “The earthquake will not change the nation-wide situation of agricultural production this year since local output of the affected area is quite small compared to that of the whole country," Sun acknowledged that, “The damage was mainly to planted crops and livestock," he said, adding an urgent harvesting and planting effort has helped minimize the impact and which had no national implications.” Furthermore, he said that “food security remains guaranteed because of sufficient stockpiles and a big harvest ahead.”

Seasonality

The second quarter of the year is typically our strongest and this year was no exception with approximately 87% growth over the first quarter in 2008. Which such strong seasonal growth in our plant line, our Shengmingsu for animal product sales, which doesn’t experience the same seasonal tapering which our plant product does, mirrored Q1 sales and we expect this to continue in Q3. As for our plant product, we will see some tapering off of sales in Q3 due to the beginning of the ending of the harvest season.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

Three months ended June 30, 2008 (Yongye Nongfeng) compared with three months ended June 30, 2007 (Predecessor)

 The following table shows, for the periods indicated, information derived from our consolidated statements of income.

	For the three months ended		Increase
	JUNE 30, 2008	JUNE 30, 2007	/(decrease)
Net Sales	$17,598,671	$7,441,212	137%
Gross Profit	$9,602,150	$3,533,192	172%
Operating Income	$8,370,441	$3,362,707	149%
Net Income	$7,160,855	$3,312,794	116%

Gross Margins	54.56%	47.48%	7.08%
Net Margins	44.12%	44.52%	-0.4%

EPS- Basic	$0.43	$0.29	48%
EPS- Diluted	$0.41	$0.29	41%

Financial position at quarter ended June 30, 2008 (unaudited) and the year ended December 31, 2007:

		Predecessor
		Inner Mongolia
	Yongye Nongfeng	Yongye
	JUNE 30, 2008	DECEMBER 31, 2007	Increase
	Unaudited	Unaudited	/(decrease)
Cash	$1,350,330	$376,002	259%
Accounts Receivable, net	$20,613,347	$1,630,609	1164%
PP&E, net	$551,545	$2,486,487	(78)%
Total assets	$28,111,346	$23,131,656	22%
Short-term Bank Loan	-	$5,484,000	(100)%
Long-term Shareholder Loan	$-	$12,153	(100)%
Total stockholders’ equity	$17,345,945	$12,911,472	34%

Our financial condition continues to improve as shown by an increase of 34% in shareholders’ equity during the second quarter of 2008 increasing by $4,434,473 to $17,345,945 at the end of June 30, 2008 from $12,911,472 at the end of December 31, 2007. Cash increased by 259% during the quarter and our accounts receivable increased by 1164% as a result of increased sales volume and longer than anticipated collections on some key accounts. Property, plant and equipment decreased by 78% during the quarter ended June 30, 2008 compared to the prior year end December 31, 2007 because our new business model, after the Reverse Takeover, is as a distribution and sales company and we carved out the 2,000TPA manufacturing facility from our financial structure and it remains with the predecessor company.

Sales Revenue and Gross Profit

Three months ended June 30, 2008 (Yongye Nongfeng) compared with three months ended June 30, 2007 (Predecessor)

		Predecessor
		Inner Mongolia
	Yongye Nongfeng	Yongye
	JUNE 30, 2008	JUNE 30, 2007	Increase/
	Unaudited	Unaudited	(Decrease)
Sales	$17,598,671	$7,441,212	137%
Gross Profit	$9,602,150	$3,533,192	172%

Sales revenue for the quarter ended June 30, 2008 was $17,598,671, which was an increase of $10,157,459, or 137%, compared with the corresponding period in 2007. This was also a decrease of 21% from estimated Q2 revenues of $22,205,888 which represents our quarterly seasonal sales estimates of 45% of total 2008 revenue generated in Q2.

Gross profit for the Quarter ending June 30, 2008 was $9,602,150, and represented 55% of sales. This was an increase of $6,068,958, or 172%, when compared with the corresponding period in 2007 which ended at $3,533,192. When compared as a percentage of revenues, Gross Profit Margin increased by 8% from 47% to 55% from 2007 to 2008. The overall increase in margin was largely due to our ability to control Cost of Goods Sold through our contract manufacturing agreement as explained above..

Overall, compared with our results in 2007, we have increased our sales exponentially in Q2 of 2008 and we have already exceeded our expectations in building our network for all of 2008 by increasing the number of branded stores from 350 in Q1 of 2008 to 775 in Q2 of 2008, which is an overall increase of 19% compared to our initial estimation of 650 stores. When looking at the increase from the end of 2007, we have increased stores by 575, which is a 288% increase. Additionally, average same store sales are approximately the same which means our branding process has been successful across the network and is stable. This is due in large part to our efforts to standardize the branding process and provide service and support to all store owners and distributors.

	End of 2007	End of Q1 2008	End of Q2 2008
Number of Branded Stores	200	350	775

Sales by Product Line:

	Yongye International Inc.
	JUNE 30, 2008
	Units Shipped	% of Total Sales

Plant	159,216	99.96%
Animals	58	0.04%
Total	159,274	100.00%

Sales by product and province are listed below:

Province	Animal Product		Plant Product
	Units Shipped	% Shipped	Units Shipped	% Shipped
Gansu	0	0%	40,010	25%
Hebei	0	0%	17,000	11%
Inner Mongolia	0	0%	20,500	13%
Others	58	100%	10,506	7%
Shandong	0	0%	8,200	5%
Xinjiang	0	0%	63,000	39%
Totals	58	100%	159,216	100%

We are continuing to expand our markets beyond just our plant product sales as evidenced by the growth of our animal product.

Customers

Three months ended June 30, 2008 (Yongye Nongfeng) compared with three months ended June 30, 2007 (Predecessor)

Our customer base is made up of the distributors working for us in each province; these are not end users of the products. Five major customers accounted for 80% and one major customer accounted for 26% of the Company’s net revenue for the three months period ended June 30, 2008. Five major customers accounted for 98% and one major customer accounted for 51% of the Predecessor’s net revenue for the three months period ended June 30, 2007. The Company and the Predecessor’s total sales to five major customers were $14,062,646 and $7,276,561, for the three months period ended June 30, 2008 and 2007, respectively.

Cost of Sales

Three months ended June 30, 2008 (Yongye Nongfeng) compared with three months ended June 30, 2007 (Predecessor)

	Inner Mongolia	Predecessor
	Yongye Nongfeng	Inner Mongolia
		Yongye Biotechnology
	JUNE 30, 2008	JUNE 30, 2007	Change
Cost of Sales	$7,996,521	$3,908,020	105%
Percentage of Sales	45%	53%	-8%

Cost of Sales for the quarter ended June 30, 2008 was $7,996,521, which is 45% of revenues. This is an increase of $4,088,501 over the previous period which represents an 105% increase overall. As a percent of revenue, this represented an overall decrease of 8% when compared with the corresponding period in 2007, which was 53%. The overall dollar increase in cost of sales was primarily due to the increase in our production plan to meet our overall sales goals. The decrease in percentage of cost of sales was due to more stable pricing from our contract manufacturing agreement.

Suppliers

Inner Mongolia Yongye is Yongye Nongfeng’s main contract manufacturer and provided 100% of Yongye Nongfeng’s purchased finished goods for the three months period ended June 30, 2008. We believe this manufacturer will continue to deliver the finished goods we require at the quality levels we expect. Through our contract, we are able to control our prices and Intellectual Property and expect to do so for the foreseeable future.

Selling, General and Administrative Expenses

Three months ended June 30, 2008 (Yongye Nongfeng) compared with three months ended June 30, 2007 (Predecessor)

	Inner Mongolia	Predecessor
	Yongye Nongfeng	Inner Mongolia
		Yongye Biotechnology
	JUNE 30, 2008	JUNE 30, 2007	Change
Selling, General and Administrative Expenses	$1,231,709	$170,485	622%
Percentage of Sales	7%	2%	5%

Selling, general and administrative expenses for the quarter ended June 30, 2008 were $1,231,709, an overall increase of $1,061,224, or 622%, when compared with the corresponding period in 2007. This was 7% of revenue which was a 5% increase over the same period last year where these expenses were 2% of revenue. The increase in selling, general and administrative expenses was primarily due to increased, correlated, sales activities, such as advertising and increased staffing expenses related to the build up of the executive and sales teams. Specifically, as referenced in the footnotes, advertising expenses increased $475,719 to $480,457 in June 30, 2008 compared to the same period in 2007 which was $4,738. This is due to our increased media coverage in 6 provinces and print coverage in 10 provinces whereas in the same period in 2007 advertising was primarily word of mouth.

Income Tax

Three months ended June 30, 2008 (Yongye Nongfeng) compared with three months ended June 30, 2007 (Predecessor)

The Company did not carry on any business and did not maintain any branch office in the United States during the three months ended June 30, 2008 and 2007. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

The Company’s Cooperative Joint Venture subsidiary, Yongye Nongfeng Biotechnology Co., (“Yongye Nongfeng”), is subject to PRC Enterprise Income Tax at a rate of 25% of net income from its foundation on January 4, 2008 to March 31, 2008, and 1.25% of gross revenue since April 1, 2008. The Predecessor is subject to PRC Enterprise Income Tax at a rate of 33% of net income before year 2008 and 25% of the net income since January 1, 2008. Since the Predecessor is located in the economic development area in Inner Mongolia Autonomous Region, the Predecessor is exempt from income tax according to the tax law in China.

For the three months ended June 30, 2008, the Company’s tax expense was $219,983 and accrued taxes were $406,530 compared to $0 and $893,892 for the same period in 2007.

Net income

Three months ended June 30, 2008 (Yongye Nongfeng) compared with three months ended June 30, 2007 (Predecessor)

	Yongye Nongfeng Biotechnology	Predecessor Inner Mongolia Yongye
	JUNE 30, 2008	JUNE 30, 2007	Increase/
	Unaudited		(Decrease)
Net income	$7,160,855	$3,312,794	116%

Net income was $7,160,855 for the three months ended June 30, 2008 and was 41% of revenue for the quarter. This was an increase of $3,848,061, or 116%, when compared to net income of $3,312,794 for the same period of 2007, and represented 45% of revenue for the quarter. This is an overall increase of 116%, which is the result of an increase in sales revenue due to expansion of our number of branded stores and distribution network overall. By percentage of revenue, however, net income is down 4% over the prior period due largely to other expenses of $387,198 and minority interest of $603,194, which is new for this quarter. These two expenses combined were 6% of revenue for the quarter.

Foreign Currency Translation Gains

The reporting currency of the Company is the US dollar. We use our local currency, Renminbi (RMB), as our functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.
The value of the USD versus the RMB continued to decline during the second quarter of 2008. As a result of the appreciation of the RMB, we recognized a foreign currency translation gain of $277,101 for the second quarter of 2008 compared to a gain of $127,723 for the same quarter last year. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, and results of operations or financial condition. All of our revenues and expenses were denominated in RMB Yuan and both the income statement accounts and balance sheet amounts were translated at 1 RMB Yuan to 0.1414 USD.

Liquidity and Capital Resources

Inner Mongolia Yongye has historically financed our operations and capital expenditures principally through shareholder loans, bank loans, and cash provided by operations. We will use the net proceeds of the Q2 PIPE Offering of approximately $10 million to finance the purchase of raw materials and finished inventory from Inner Mongolia Yongye, finishing research and development on new products ready for launch in 2008, capital equipment and an expansion of our facilities and production, build out of our distribution network and increasing the number of our branded stores.

As is customary in the industry, we provide payment terms to most of our distributors which typically exceed the terms that we ourselves receive from our finished goods suppliers. Therefore, the Company’s liquidity needs have generally consisted of working capital necessary to finance receivables and raw material inventory. We believe that our existing cash, cash equivalents and cash flows from operations and from the Offering will be sufficient to meet our anticipated future cash needs for the remaining growing season. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Therefore, there can be no assurance that such additional investment will be available to us, or if available, that it will be available on terms acceptable to us.

Financial Cash Flow Highlights for Six Months Ended:

	For the Six Months Ended		Increase
	JUNE 30, 2008	JUNE 30, 2007	/(decrease)
Net cash used in operating activities	(7,604,652)	(4,661,989)	63%
Net cash used in investing activities	(762,418)	(22,380)	3307%
Net cash from financing activities	9,294,492	5,675,591	64%
Effect of exchange rate change on cash and cash equivalents	414,771	21,787	1804%
Net increase in cash and cash equivalents	1,342,193	1,013,009	32%
Cash and cash equivalents at beginning of period	8,137	89,023	(91)%
Cash and cash equivalents at end of period	$1,350,330	$1,102,032	23%

The Company's working capital at June 30, 2008, increased to $17,811,795 from $2,655,790 on December 31, 2007.  The increase in working capital resulted from growth in the Company's overall business and the use of cash earnings to fund increases in accounts receivable and inventories.  Accounts receivable Days Sales Outstanding for the six months ended June 30, 2008 decreased to 69 days at June 30, 2008 from 81 days at June 30, 2007 and Days Sales in Inventory decreased by 4 days to 75 days at June 30, 2008 from 79 days at June 30, 2007.  As is customary in China’s agriculture industry, we give credit terms which allow our distributors to pay over a longer period of time than is traditionally done in other industries.

For the six months ended June 30, 2008, net cash used in operating activities was $7,604,652. Reductions in cash were primarily attributable to increases of $5,196,266 in inventories and $20,613,347 in accounts receivables, . These were offset to some degree by net income of $7,742,185, an adjustment for depreciation of $93,263 and an increase in accounts payable and accrued expenses of $6,772,337.

For the six months ended June 30, 2008, net cash used in investing activities was $762,418 and was primarily attributable to the build out of the Beijing office with improvements of $639,519 over the first six months of 2008 and the purchase of intangible assets (patent and accounting software) of $122,899.

For the six months ended June 30, 2008, gross cash from financing activities was $10,100,651 from the PIPE investment received on April 17, 2008. This was offset by expenses incurred in issuance of stock to shareholders of $806,159 resulting in net cash of $9,294,492.

SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

Financial Highlights

In summary, we saw the following financial performance over the last six months:

	For the six months ended		Increase
	JUNE 30, 2008	JUNE 30, 2007	/(decrease)
Sales	$26,986,639	$8,127,718	232%
Gross Profit	$14,567,619	$3,780,957	285%
Income from Operations	$9,758,017	$3,554,778	175%
Net Income	$7,742,185	$3,358,428	131%

Gross Margins	54%	47%	7%
Net Margins	29%	41%	-12%

Net Sales

Sales revenue increased by $18,858,921, or 232%, to $26,986,639 for the six months ended June 30, 2008 from $8,127,718 for the same period ended on June 30, 2007. This can be attributed to our investment in our distribution channels and build up of branded stores which put more product in the hands of end users. We have increased the number of stores from inception in 2007 to 775 stores by June 30, 2008. The Company and the Predecessor’s total sales to our five major customers were $24,068,529 and $7,961,977, for the six months period ended June 30, 2008 and 2007, respectively.

Gross Profit Margin

We achieved gross profit of $14,567,619 for the six months ended June 30, 2008, up 285% from gross profit of $3,780,957 for the corresponding period in the prior year. Gross profit margin for June 30, 2008 was 54%, up 7% from 47% as compared to the corresponding period in 2007. This is largely attributed to our fixed price contract for finished goods which has stabilized our cost of goods sold.

Selling, General and Administrative ("SG&A") Expenses

We incurred total SG&A expenses of $ 4,809,602, or 18%, of revenue, for the six months ended June 30, 2008. As compared to the same period in 2007, this represented an increase of $4,583,423 or 2026% over SG&A expenses of $226,179 which was 3% of revenue. Much of this increase is due to increased expenses for operating as a public company, hiring additional executive team members and increased advertising expenses which, due to the seasonal nature of our business, must be expended in Q1 and Q2 in order to reach customers for the growing season starting early in Q2.

Net Income

Our net income was $7,742,185 or 29% of revenues for this six month period in 2008 which was $4,383,757 or 12% increase over the same six month period in 2007 which was $3,358,428 and 41% of revenue. The increase reflected continued expansion in sales revenue levels, continued strong demand for our products and sustained profitability.

Basic and diluted earnings per share (EPS) for the six months ended June 30, 2008, were $0.55 and $0.54, respectively, compared to $0.29 and $0.29, in the same period last year, respectively. The weighted average shares outstanding used to calculate basic and diluted EPS for the comparative periods were 14.1 million and 14.3 million and 11.4 million and 11.4 million, respectively.

Impact of inflation

We are subject to commodity price risks arising from price fluctuations in the market prices of the raw materials. We have generally been able to pass on cost increases through price adjustments. However, the ability to pass on these increases depends on market conditions influenced by the overall economic conditions in China. We manage our price risks through productivity improvements and cost-containment measures. We do not believe that inflation risk is material to our business or our financial position, results of operations or cash flows.

Related Party Transactions

Inner Mongolia Yongye is a 1.15% owner of Inner Mongolia Yongye Nongfeng. Mr. Zishen Wu controls Inner Mongolia Yongye and is CEO of Inner Mongolia Yongye Nongfeng Biotechnology. He also sits on the boards of both companies as Chairman. During the period ended June 30, 2008 Inner Mongolia Yongye Nongfeng entered into several intercompany loan transactions with related party entities as described in the footnotes to the financial statements above. Additionally, In January 2008, Inner Mongolia Yongye Nongfeng Biotechnology entered into a Cooperation Agreement with Inner Mongolia Yongye providing for the terms of contract manufacturing of nutrient product and has also entered into a Sales Agreement in April 2008 providing for the sale of existing nutrient inventory. The terms of these agreements have been disclosed in the Joint Venture contract as filed with the SEC on April 17, 2008.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by standards issued by the Financial Accounting Standards Board, and accordingly, no such arrangements are likely to have a current or future effect on our financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2008, such disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART I.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2008

YONGYE BIOTECHNOLOGY INTERNATIONAL, INC.

By:	/s/ Zishen Wu

Zishen Wu President and CEO

By:	/s/ Larry Gilmore
Larry Gilmore Principal Financial Officer