Form 10-Q
period 2008-09-30
Yongye Biotechnology International, Inc.
filed 2008-11-13
CIK 1398551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of November 12, 2008, 26,760,258 shares of common stock, par value $.0001 per share, were issued and outstanding.

Item 1- Financial Statements

YONGYE BIOTECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Yongye Biotechnology	The predecessor
	International, Inc.	Inner Mongolia
	and Subsidiaries	Yongye
	SEPTEMBER 30, 2008	DECEMBER 31, 2007
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$6,847,558	$376,002
Accounts receivable	20,678,867	1,630,609
Inventories	2,060,532	9,851,788
Advance payments	273,722	-
Due from related party	954,431	-
Due from affiliates	-	978,384
Other receivables	1,247,929	27,038
Total Current Assets	32,063,039	12,863,821

PROPERTY AND EQUIPMENT, NET	3,386,463	2,486,487

INTANGIBLE ASSETS, NET	114,817	3,665,584

LONG-TERM INVESTMENTS	-	4,115,764

TOTAL ASSETS	$35,564,319	$23,131,656

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,503,005	1,271,852

Short-term bank loans	-	5,484,000
Due to shareholders	-	2,507,371
Due to related parties	1,646,282	-
Tax payables	414,997	893,892
Other payables	85,986	50,916
Total Current Liabilities	3,650,270	10,208,031

LONG-TERM LIABILITY	204,962	12,153

Minority interest	1,192,426	-

STOCKHOLDERS' EQUITY
Capital stock: 26,760,258 shares authorized and issued par value $.001 at September 30, 2008	26,760	-

Capital contribution	-	7,260,000

Additional paid-in capital	17,887,832	-
Retained earnings	10,918,386	4,024,111

Statutory reserve	1,263,713	480,629
Accumulated other comprehensive income	419,970	1,146,732
Total Stockholders' Equity	30,516,661	12,911,472

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,564,319	$23,131,656

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE BIOTECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Yongye Biotechnology International, Inc. and Subsidiaries	The predecessor Inner Mongolia Yongye	Yongye Biotechnology International, Inc. and Subsidiaries	The predecessor Inner Mongolia Yongye
	FOR THREE MONTHS ENDED	FOR THREE MONTHS ENDED	FOR NINE MONTHS ENDED	FOR NINE MONTHS ENDED
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES	$18,202,940	$2,625,137	$45,189,579	$10,752,855

COST	9,278,944	1,021,719	21,697,964	5,368,480

GROSS PROFIT	8,923,996	1,603,418	23,491,615	5,384,375

OPERATING EXPENSES	3,440,036	159,398	7,437,513	230,591

GENERAL AND ADMINISTRATIVE EXPENSES	453,683	196,386	1,265,808	351,372

INCOME FROM OPERATIONS	5,030,277	1,247,634	14,788,294	4,802,412

OTHER INCOME (EXPENSES)
Interest	65,785	-	66,563	1,291
Other income (expense)	(340,087)	(81,827)	(726,927)	(279,468)
TOTAL OTHER INCOME (EXPENSES)	(274,302)	(81,827)	(660,364)	(278,177)

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	4,755,975	1,165,807	14,127,930	4,524,235

PROVISION FOR INCOME TAXES	227,537	-	822,302	-

INCOME BEFORE MINORITY INTEREST	4,528,438	1,165,807	13,305,628	4,524,235

PROVISION FOR MINORITY INTEREST	57,421	-	1,092,426	-

NET INCOME	4,471,017	1,165,807	12,213,202	4,524,235

Foreign Currency Translation Adjustment	5,199	170,033	419,970	344,228

COMPREHENSIVE INCOME	$4,476,216	$1,335,840	$12,633,172	$4,868,463

Net income per share:
Basic	0.24	0.10	0.78	0.40
Diluted	0.22	0.10	0.75	0.40
Weighted average shares used in computation:
Basic	18,637,948	11,444,775	15,654,417	11,444,775
Diluted	20,103,760	11,444,775	16,335,237	11,444,775

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE BIOTECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Yongye Biotechnology
	International, Inc.	The predecessor
	And Subsidiaries	Inner Mongolia Yongye
	FOR NINE MONTHS ENDED	FOR NINE MONTHSENDED
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$12,213,202	$4,524,235
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	115,541	160,978
Provision for minority interest	1,092,426	-
Loss on disposal of fixed assets	-	146,714
Changes in assets and liabilities:

Accounts receivable, net	(20,628,654)	(1,116,746)

Inventories	(2,046,871)	(5,211,663)

Other receivables, net	(1,247,729)	(518,729)
Advances to suppliers	(273,630)	85,904

Prepaid expense	-	(4,374)
Accounts payable and accrued expenses	1,484,826	(77,148)

Deposit received	120	-

Tax payable	414,009	58,074

Due from related party	(954,735)	-

Due to related parties	1,626,548	(225,171)

Other payables	85,783	(1,391,508)

Total Adjustments	(20,332,366)	(8,093,669)

Net Cash Used in Operating Activities	(8,119,164)	(3,569,434)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(3,493,192)	(96,165)
Additions to intangible assets	(122,899)	-
Net Cash Used in Investing Activities	(3,616,091)	(96,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	205,028	4,251,841
Proceeds from shares issued	19,450,651	-
Proceeds from shareholder loans	-	831,157
Repayment of long-term loans	-	(6,500)
Payment for stock issuance costs	(1,461,659)	-

Net Cash From Financing Activities	18,194,020	5,076,498

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	380,656	32,791

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,839,421	1,443,690

CASH AND CASH EQUIVALENTS - BEGINNING	8,137	89,023

CASH AND CASH EQUIVALENTS - ENDING	$6,847,558	$1,532,713

Supplemental cash flow information:
Cash paid for income taxes	424,725	-
Cash paid for interest expense payment	-	138,955

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE BIOTECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

On April 17, 2008, Yongye Biotechnology International Inc. (the “Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with Fullmax Pacific Limited, a company organized on May 23, 2007 under the laws of the British Virgin Islands (“Fullmax”), the shareholders of Fullmax (the “ Shareholders ”), who together own shares constituting 100% of the issued and outstanding ordinary shares of Fullmax (the “Fullmax Shares”), and the Company’s then principal shareholder . Pursuant to the terms of the Exchange Agreement, the Shareholders transferred to the Company all of the Fullmax Shares in exchange for the issuance of 11,444,755 (the “Shares”) shares of our Common Stock (the “Share Exchange”). As a result of the Share Exchange, Fullmax became our wholly-owned subsidiary and the Shareholders acquired approximately 84.7% of our issued and outstanding Common Stock. The transaction is accounted for as a reverse acquisition with a public shell.

The unaudited consolidated balance sheet as of September 30, 2008 includes Yongye Biotechnology International Inc., Fullmax, Asia Standard Oil Limited (“AOS”, subsidiary of Fullmax) and Yongye Nongfeng Biotechnology Co. (“Yongye Nongfeng”) and the unaudited consolidated statement of operations for the three months ended September 30, 2008 and for the nine months ended September 30, 2008 include Yongye Nongfeng for the full periods and Fullmax, ASO and Yongye Biotechnology International Inc. from April 17, 2008. All the historical financial statements prior to January 1, 2008 are solely those of the predecessor, Inner Mongolia Yongye Biotechnology Company, Ltd.

Concurrent with the Share Exchange, we entered into a securities purchase agreement (the “April Purchase Agreement”) with certain investors (the April “Investors ”) for the sale in a private placement of an aggregate of 6,495,619 shares of our Common Stock (the “April Investor Shares ”), and warrants to purchase 1,623,905 shares of Common Stock (the “April Warrants”) for aggregate gross proceeds equal to $10,000,651 (the “ Offering ”). Expenses of the April Offering were $1,162,022.

In connection with the April Offering, we also entered into a registration rights agreement (the April “Registration Rights Agreement”) with the April Investors, in which we agreed to file a registration statement (the “April Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for resale the April Investor Shares and the shares underlying the April Warrants, within 45 calendar days of the closing date of the April Offering, and use our best efforts to have the registration statement declared effective within 150 calendar days of the closing date of the April Offering. We filed the April Registration Statement on Form S-1 on May 15, 2008.

In connection with the April Offering, we also entered into an escrow agreement with ROTH Capital Partners, LLC, a representative of the Investors (“ Roth ”), Tri-State Title & Escrow LLC (the “ Escrow Agent ”) and Full Alliance International Limited (The “Full Alliance”), one of the Shareholders (the “ April Escrow Agreement ”), pursuant to which 2,000,000 of the Shares (the “ April Escrow Shares ”) were delivered to the Escrow Agent. The Escrow Shares are being held as security for the achievement of $10,263,919 ATNI for the year ending December 31, 2008 (the 2008 “ Net Income Threshold ”). If we achieve the Net Income Threshold, the Escrow Shares will be released back to Full Alliance. If the Net Income Threshold is not achieved, the Escrow Shares will be distributed pro-rata to the April Investors.

The Company’s Predecessor, Inner Mongolia Yongye Biotechnology Co., Ltd (the “Predecessor” or “Inner Mongolia Yongye”) was formed on September 16, 2003, under PRC law. Its primary business is to research, manufacture, and sell biological products for use in plants and animal growth. The Company is located in the City of Hohhot, Inner Mongolia Autonomous Region, and People’s Republic of China (‘PRC”).

On September 5, 2008, we entered into a securities purchase agreement (the “September Purchase Agreement”), with certain Qualified Institutional Buyers (the “September Investors”), for the sale in a private placement of an aggregate of 6,073,006 shares of our Common Stock (the “September Investor Shares”), and the issuance of 1,518,253 warrants (the “September Warrants”), for aggregate gross proceeds equal to approximately $9,350,000 (the “September Offering”). Expenses of the September Offering were $ 995,500.

In connection with the September Offering, we also entered into a registration rights agreement (the “ September Registration Rights Agreement”) with the September Investors, in which we agreed to file a registration statement (the “ September Registration Statement”) with the SEC to register for resale the September Investor Shares and the shares underlying the September Warrants, on or prior to 45 calendar days after the closing date of the September Offering, and use our best efforts to have the September Registration Statement declared effective within 150 calendar days of the closing date of the September Offering. We registered the September Investor Shares and the shares underlying the September Warrants in the April Registration Statement by using a “piggy back” registration process. We requested that the SEC accelerate the effectiveness of our S-1 Registration Statement on September 8, 2008 which was declared effective on September 11, 2008.

In connection with the September Offering, we entered into an escrow agreement with Roth, the Escrow Agent and Full Alliance (the “September Escrow Agreement”), pursuant to which 4,000,000 of the Shares issued to Full Alliance in the Share Exchange (the “September Escrow Shares”) were delivered to the Escrow Agent. Of the September Escrow Shares, 2,000,000 shares (the “Make Good Escrow Shares”) are being held as security for the achievement of 2008 and 2009 Make Good ATNI in the following manner. If the Company achieves (i) the 2008 Net Income Threshold, and (ii) fully diluted earnings per share reported in the 2008 Annual Report on Form 10-K filed with the SEC (the “2008 Annual Report”), of no less than $0.42 (the “2008 Guaranteed EPS”), then the provisions described in the following paragraph apply with respect to the achievement of 2009 net income and fully diluted earnings per share targets and the Make Good Escrow Shares will be retained in escrow for the achievement of certain net income and fully diluted earnings per share targets for the year ending December 31, 2009. If the Company does not achieve the Make Good ATNI, the Make Good Shares will be released pro-rata to the September Offering investors.

In the event that (i) the 2009 After Tax Net Income equals or exceeds $12,649,248 and is less than $15,811,560, or (ii) the fully diluted earnings per share reported in the 2009 Annual Report on Form 10-K filed with the SEC (the “2009 Annual Report”), equals or exceeds $0.42 and is less than $0.53, then Make Good Shares equal to the product of (i)(A) $15,811,560 minus the 2009 After Tax Net Income, divided by (B) $15,811,560, and (ii) the Make Good Escrow Shares, shall be transferred to the September Investors on a pro-rata basis, and the remaining Make Good Shares shall be returned to Full Alliance.

The remaining 2,000,000 escrow shares are being held as security for the timely issuance of Yongye Biotechnology’s (the “Predecessor”) fertilizer License into the name of Yongye Nongfeng Biotechnology Co. and completion of the CJV Restructuring as defined below (the “Restructuring Make Good Shares”). This license is issued by the Ministry of Agriculture and gives the owner the right to manufacturer and sell fertilizer products domestically. In the event that (1) the License has not been issued to Yongye Nongfeng Biotechnology by June 30, 2009, or such later date as agreed to by us and the September Investors holding a majority of the September Investor Shares at such time (the “License Grant Date”), or (2) the License has been issued by the License Grant Date, but the CJV Restructuring is not completed by the Restructuring Completion Date, the Restructuring Make Good Shares shall be transferred in accordance with the September Escrow Agreement to the September Investors on a pro-rata basis for no consideration other than their respective investment amounts paid to us at the closing of September Offering. The “Restructuring Completion Date” shall be the date that is 132 calendar days after the License Grant Date. If the License is issued by the License Grant Date and the CJV Restructuring is completed by the Restructuring Completion Date, the Restructuring Make Good Shares shall be returned to Full Alliance.

As part of the above private financing, the Company agreed to begin a restructuring process whereby our Cooperative Joint Venture ('CJV") subsidiary, Yongye Nongfeng Biotechnology Co. ("Yongye Nongfeng"), will acquire all of the land rights, buildings, equipment and permits that currently belong to our Predecessor and outsourced manufacturing partner Inner Mongolia Yongye. This will enable Yongye Nongfeng to centralize and manage the Company’s product research and development, manufacturing and distribution and result in a more tightly integrated business model with greater control over our product quality and intellectual property. The full restructuring process should be completed by approximately September 2009. We will begin by purchasing the production equipment used in the existing 2,000 Tonnes Per Annum (TPA) production facility, which was purchased from the Inner Mongolia Yongye pursuant to an Asset Transfer Agreement on October 31, 2008.

In order to support our future growth, we have completed the construction of a new 8,000 TPA production facility. This new facility is located at the same site as Inner Mongolia Yongye’s 2,000TPA production facility and has already been put into testing and should be into full production within the fourth quarter of 2008. The combined 10,000 TPA capacity of both facilities will allow the Company to produce its own finished goods in the quantities needed to fulfill its current and future sales goals. After the completion of the equipment purchase and the integration of the equipment with the Company’s new 8,000 TPA facility, the Company will discontinue its current exclusive contract manufacturing agreement with Inner Mongolia Yongye.

On September 12, 2008 Roth Capital executed an irrevocable cashless exercise of its warrants and purchased 686,878 shares in the aggregate of Common Stock of the Company pursuant to the April 17, 2008 and September 5, 2008 Placement Agent Warrants. In exchange for the issuance of 354,987 shares, Roth surrendered 649,562 warrants received in the April Offering and in exchange for 331,891 shares; Roth surrendered 607,301 warrants received in the September Offering.

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

The accompanying unaudited consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X applicable to small business issuers. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008. The unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2007 as reported in Form S-1.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 95, “Statement of Cash Flows,” the Company and the Predecessor considers all highly liquid instruments with original maturities of three months or less to be cash and cash equivalents.

ACCOUNTS RECEIVABLE AND BAD DEBT RESERVE

The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts receivable. As a consequence, the Company believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. Based on the age of the receivables, the Company reserves 10% of accounts receivable balances that have been outstanding for more than 6 months but less than one year, 20% of accounts receivable balances that have been outstanding between one year and two years, 50% of receivable balances that have been outstanding between two year and three years, and 100% of receivable balances that have been outstanding for more than three years. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. No allowance for doubtful accounts was provided as of September 30, 2008.

INVENTORY

Inventory is stated at the lower of weighted average cost, which takes into account historical prices on a continuing basis, or market.

PROPERTY AND EQUIPMENT

Property and equipment other than leasehold improvements are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are stated at cost and depreciated using the straight-line method over the estimated useful life or lease period, whichever is shorter. Estimated useful lives are as follows:

Estimated Useful Life
Yongye Biotechnology International, Inc.
Office equipment and furniture	5 years
Leasehold improvements	15 months

The Predecessor- Inner Mongolia Yongye
Buildings	50 years
Machinery and equipment	10-20 years
Transportation equipment	10 years

REVENUE RECOGNITION

Revenue from product sales is recognized when title has been transferred, which is generally at the time of shipment, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable, and the collection of the related receivable is probable.

ADVERTISING COSTS
Advertising costs are expensed as incurred. Advertising costs for three months ended September 30, 2008 and 2007 were $2,347,780 and $4,000, respectively. Advertising costs for the nine months ended September 30, 2008 and 2007 were $4,404,812 and $12,600, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Per SFAS 144, the Company is required to periodically evaluate the carrying value of long-lived assets and to record an impairment loss when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amounts.

In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company and the Predecessor concluded that as of September 30, 2008 and December 31, 2007 there were no significant impairments of their long-lived assets.

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

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No material differences were noted between the book and tax bases of the Company and the Predecessor’s assets and liabilities, respectively, therefore, there are no deferred tax assets or liabilities for the three months period ended September 30, 2008 and 2007 and the nine months period ended September 30, 2008 and 2007. Yongye Nongfeng is subject to PRC Enterprise Income Tax at a rate of 25% of net income from its foundation on January 4, 2008, and 1.25% of gross revenue since April 2008. Since the Predecessor is located in the economic development area in Inner Mongolia Autonomous Region, the Predecessor is exempt from income tax according to the tax law in China.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The financial position and results of operations of the Company’s Chinese subsidiaries are determined using the local currency (Chinese Yuan) as the functional currency, while the reporting currency is the US dollar. Assets and liabilities of the subsidiaries are translated at the prevailing exchange rate in effect at each period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income statement accounts are translated at the average rate of exchange during the period. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders’ equity. Gains and losses resulting from foreign currency transactions denominated in other than the functional currency are included in operations as incurred. Such gains and losses were immaterial for the periods ended September 30, 2008 and 2007.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, term deposits, trade receivables, and accounts payable approximate their fair value due to the short-term nature of these instruments.

NOTE 3-INVENTORIES

Inventories at September 30, 2008 and December 31, 2007 consisted of the following:

	Yongye Biotechnology	The Predecessor
	International, Inc. and Subsidiaries	Inner Mongolia Yongye
	SEPTEMBER 30, 2008	DECEMBER 31, 2007
Raw materials	$-	$384,361
Packing supplies	-	195,127
Work-in process	-	4,969,350
Finished goods	2,059,173	4,302,950
Consumables	1,359	-
Total	$2,060,532	$9,851,788

NOTE 4-DUE FROM AFFILIATES

The balance due from the Predecessor’s affiliated entity, Huimin Biotechnology Co., Ltd., at December 31, 2007 was $978,384. The balance had no stated terms for repayment and was not interest-bearing.

NOTE 5-PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2008 and December 31, 2007 consisted of the following:

	Yongye Biotechnology
	International, Inc. and Subsidiaries	The Predecessor Inner Mongolia Yongye
	SEPTEMBER 30, 2008	DECEMBER 31, 2007
Buildings	-	$1,560,251
Manufacturing equipment	$1,240	788,641
Office equipment and furniture	44,057	33,724
Construction-in-process	2,891,425	1,797
Vehicles	338,305	419,529
Leasehold improvement	218,815	-
	3,493,842	2,803,942

Less: Accumulated depreciation	107,379	317,455

Total	$3,386,463	$2,486,487

Depreciation expense for the three months period ended September 30, 2008 and 2007 was $19,197 and $89,469, respectively. Depreciation expense for the nine months period ended September 30, 2008 and 2007 was $107,379 and $94,802, respectively.

NOTE 6- INTANGIBLE ASSETS

Net intangible assets at September 30, 2008 and December 31, 2007 were as follows:

	Yongye Biotechnology
	International, Inc. and Subsidiaries	The Predecessor Inner Mongolia Yongye
	SEPTEMBER 30, 2008	DECEMBER 31, 2007
Rights to use land	$-	$4,028,099
Patent	106,045	-
Software	17,154
	123,199	4,028,099
Less: accumulated amortization	8,382	362,515

Total	$114,817	$3,665,584

Product patent was acquired by the Company in March 2008 with an estimated useful life of 10 years. It is amortized using the straight-line method over its useful life commencing on April 1, 2008. Computer software was acquired by the Company in June 2008 with an estimated useful life of 10 years. It is amortized using the straight-line method over its useful life commencing on July 1, 2008. Amortization expense for the three months period ended September 30, 2008 and 2007 amounted to $3,081 and $63,060, respectively. Amortization expense for the nine months period ended September 30, 2008 and 2007 amounted to $8,382 and $66,176, respectively.

NOTE 7 - LONG-TERM INVESTMENTS

Long-term investments of the Predecessor as of December 31, 2007 consist of medicinal plants and trees which the Predecessor purchased in conjunction with the right to use land. These medicinal plants and trees are to be used for human medical treatments and the Predecessor intends to sell them in future years as they mature.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Predecessor company is a 0.6% shareholder of the Company’s main operating subsidiary, Yongye Nongfeng, and is Yongye Nongfeng’s only vendor that provided $6,128,774   (100%) of the Company’s purchased finished goods for the three months period ended September 30, 2008 and $23,597,523 for the nine months period ended September 30, 2008. As of September 30, 2008, due from related party represents the prepayment the Company made to the predecessor as of September 30, 2008 for future purchases of inventory from the Predecessor. According to the contract, the Predecessor sells to us at fixed prices of RMB 350 per case for plant products and RMB 120 per case for animal products.

As of September 30, 2008, the Company has borrowed $1,636,282 from Ms. Yin, the wife of CEO Mr. Zishen Wu of Inner Mongolia Yongye Nongfeng, and $10,000 from a director of the Company, Kim McElroy. These funds are interest free with no specific terms of repayment. As of December 31, 2007, the Predecessor has borrowed $2,507,371 from stockholders. These loans are short term in nature, unsecured and non-interest bearing. Also, at December 31, 2007 the Predecessor has $12,153 of long-term, unsecured and non-interest bearing loans from shareholders.

NOTE 9-NET INCOME PER SHARE

Basic net income per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period, but excluding the 2,000,000 “Make Good Shares” according to the “Make Good Escrow Agreement” in April 2008, and 4,000,000 “September Escrow Shares” and 2,000,000 “Restructuring Make Good Shares” according to the “September Escrow Agreement” (see Note 1). Diluted net income per share reflects the potential dilution that would occur upon the exercise of outstanding warrants. Common share equivalents are excluded from the computation of the diluted net income per share in periods when their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted income per share for the periods indicated:

	Yongye Biotechnology International, Inc. and Subsidiaries	The predecessor Inner Mongolia Yongye	Yongye Biotechnology International, Inc. and Subsidiaries	The predecessor Inner Mongolia Yongye
	FOR THREE MONTHS ENDED	FOR THREE MONTHS ENDED	FOR NINE MONTHS ENDED	FOR NINE MONTHS ENDED
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007

Numerator used in basic net income per share:
Net income	$4,471,017	$1,165,807	$12,213,202	$4,524,235

Shares (denominator):
Weighted average ordinary shares outstanding	18,637,948	11,444,775	15,654,417	11,444,775
Plus: weighted average incremental shares from assumed exercise of warrants	1,465,812	-	680,820	-
Weighted average ordinary shares outstanding used in computing diluted net income per ordinary share	20,103,760	11,444,775	16,335,237	11,444,775

Net income per ordinary share-basic	$0.24	$0.10	$0.78	$0.40
Net income per ordinary share-diluted	$0.22	$0.10	$0.75	$0.40

NOTE 10 -CONCENTRATIONS AND CREDIT RISKS

Five major customers accounted for 99% and one major customer accounted for 65% of the Company’s net revenue for the three months period ended September 30, 2008. Five major customers accounted for 97% and one major customer accounted for 41% of the Company’s net revenue for the nine months period ended September 30, 2008. Five major customers accounted for 72% and one major customer accounted for 22% of the Predecessor’s net revenue for the three months period ended September 30, 2007. Five major customers accounted for 81% and one major customer accounted for 40% of the Predecessor’s net revenue for the nine months period ended September 30, 2007. The Company and the Predecessor’s total sales to five major customers were $18,091,398 and $1,895,663, for the three months period ended September 30, 2008 and 2007, respectively. The Company and the Predecessor’s total sales to five major customers were $43,766,085 and $8,716,457, for the nine months period ended September 30, 2008 and 2007, respectively.

Yongye Biotechnology International Inc.
THREE MONTHS ENDED SEPTEMBER 30, 2008			NINE MONTHS ENDED SEPTEMBER 30, 2008
Largest Customers	Amount of Sales	% Total Sales	Largest Customers	Amount of Sales	% Total Sales
Hebei	$11,824,157	65%	Hebei	$18,697,216	41%
Xinjiang	$3,834,862	21%	Xingjiang	$13,108,763	29%
Inner Mongolia	$1,158,951	6%	Gansu	$5,633,389	13%
Shandong	$639,144	4%	Inner Mongolia	$4,708,453	10%
Gansu	$634,284	3%	Shandong	$1,618,264	4%
Total	$18,091,398	99%	Total	$43,766,085	97%

The Predecessor Inner Mongolia Yongye
	THREE MONTHS ENDED SEPTEMBER 30, 2007		NINE MONTHS ENDED SEPTEMBER 30, 2007
Largest Customers	Amount of Sales	% Total Sales	Largest Customers	Amount of Sales	% Total Sales
Hebei	$582,536	22%	Xinjiang	$4,266,516	40%
Gansu	$511,567	19%	Hebei	$1,833,983	17%
Xinjiang	$468,850	18%	Dalian	$1,295,166	12%
Inner Mongolia	$214,212	8%	Inner Mongolia	$816,336	8%
Jiangsu	$118,498	5%	Gansu	$504,456	5%
Total	$1,895,663	72%	Total	$8,716,457	81%

The Predecessor is the Company’s only vender who provided 100% of the Company purchased finished goods for the three months period and nine months period ended September 30, 2008. The Predecessor had four major vendors who provided 100% of its raw materials for the three months period ended September 30, 2007. The Predecessor had four major vendors who provided 94% of its raw materials for the nine months period ended September 30, 2007. Total purchases from these vendors were $5,789,832 for the three months period ended September 30, 2007 and $7,892,577 for the nine months period ended September 30, 2007.

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

Item 2- MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Yongye Biotechnology International, Inc. is referred to herein as “we” or “our.” The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources”. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Company Overview

Prior to the Share Exchange, we were a public “shell” company with nominal assets. We were incorporated in the State of Nevada on December 12, 2006 and engaged in the business of offering sunless tanning services and selling tanning lotions. In 2008, we began to pursue an acquisition strategy, whereby we sought to acquire an undervalued business with a history of operating revenues in markets that provide room for growth.

As a result of the Share Exchange, we changed our name to Yongye Biotechnology International, Inc. and through our Company’s Cooperative Joint Venture subsidiary, Yongye Nongfeng Biotechnology Co., (“Yongye Nongfeng”), are now engaged in the research, development, and sales of fulvic acid based liquid and powder nutrient compounds used in the agriculture industry. Based on industry research and government testing, we believe our proprietary technology for fulvic acid extraction creates some of the purest and most bioactive fulvic acid and thus some of the most effective plant and animal nutrients on the market in China. Our contractual relationship with our predecessor company, Inner Mongolia Yongye, is the key to securing our own source of fulvic acid and to control our manufacturing process from procurement of raw materials to final production, which will allow us to provide a high quality product to our customers with more reliable results from season to season.

We operate our businesses in China primarily through Yongye Nongfeng Biotechnology, which is 99.4% owned by Asia Standard Oil and 0.6% owned by Inner Mongolia Yongye. To date, Inner Mongolia Yongye, the primary contract manufacturer for Yongye Nongfeng, has assigned its management team, customers, sales contracts and one of its patents to Yongye Nongfeng and became the primary contract manufacturer for Yongye Nongfeng.

 We are headquartered in Beijing, China and Inner Mongolia. Yongye’s manufacturing plant is in the Inner Mongolia province of China. Currently, we sell two lines of product based on our fulvic acid base: plant nutrition liquid compound and animal nutrition food additive. Our products start with our Fulvic Acid base, which is added to other natural substances to customize the base for use in our plant or animal lines of products. Our plant products add naturally occurring macro and micro nutrients such as nitrogen, phosphorus, potassium, boron and zinc. Our animal products add natural herbs which provide antibiotic type properties.

Our predecessor company, Inner Mongolia Yongye, began recording sales of its first plant product in 2005 and by 2007 marketed and sold both plant product in 10 provinces and animal product in 2 provinces in China. In 2007 Inner Mongolia Yongye produced approximately 1,100 tons of plant product (106,000 units) which represented 87% of revenue at $11.5M and sold it to approximately 125,000 farmers. Our predecessor company also produced approximately 4 tons of our animal product (approximately 13,800 units) which were sold to farmers to treat approximately 80,000 animals. This represented 13% of revenue at $1.6M. In its highly concentrated form, our plant product was sprayed on approximately 2,667 square kilometers of arable land in the top 4 provinces we sell in and in the largest of these provinces, Xinjiang, it was applied to approximately 8% of the land available for cultivation. Inner Mongolia Yongye’s top 3 provinces by revenue last year represented 83% of sales and were Xinjiang at $6.2M (47%), Inner Mongolia at $2.7M (21%), and Hebei at $2M (15%). Among these provinces, sales are broken up into sales to large farms at 45% and small farms at 55%.

Industry and Market Overview

To understand our business, it is important to understand China’s economy. China is growing from a largely semi-subsistence economy to an urban economy. Consumers are demanding more agricultural products with better quality and inflation is setting in across the country. The agricultural industry in China is growing tremendously to keep up with this domestic demand, but added to this is a global demand for China’s agriculture products. This is creating much volatility in its supply chain and farmers are at the crux of both the problem and the solution for both crop and animal production and this is where our products match market need.

Currently, crop production in China is limited to only 155 million hectares of arable farm land which is about 10% of all of China’s land source. The high population density in China requires that each hectare of land feed an average of 10 people versus the 4.4 world average, which means farm land is being used at close to capacity levels just for domestic production levels. Exports push this to maximum capacity levels so further growth in farming capacity must come from new input technologies.

Also, with the growth of the economy has come consumers’ demand for a wider choice of food options and one key area of growth is the demand for dairy products. The Chinese Government has now attached great importance to the development of this industry and it is now growing after being dormant for many years. However, average yield per cow is only about 2,000kg, indicating relatively low productivity. One major reason for this low production is Mastitis, which is an inflammation of the teats which slows down milk production. This is an industry wide problem where 35-40 cows out of 100 have some form of Mastitis and it is typically treated with antibiotics.

With this as a backdrop, we began selling our plant and animal nutrient products into the agriculture industry to help farmers increase their farming outputs. In crop production, our product assists farmers in generating higher yields from their crops and our first line of animal product for dairy cows assists with the reduction of Mastitis to increase milk production.

“Fertilize the Plant and Not the Ground”

China also has the world’s largest population, which it sustains on a very low amount of arable land on a per capita basis - 0.04 hectare. This is approximately 50% of that present in the United States (Source: US Census Bureau, www.census.gov). This combination of limited arable land and a large and growing population has created a significant need to increase the output of crops per hectare in China. China’s agricultural output increased 19% from 1988 to 2004 (the total crops output was 394,080,000 tons in 1988 as compared to 469,469,000 tons in 2004).

For the agricultural input industry, an increase in the use of fertilizers - 8,840,000 tons were used in 1978 compared to 46,366,000 tons used in 2004 - has contributed to the growth. As a subset of the broader fertilizer market, the use of compound fertilizers in China has likewise increased, from 2,720,000 tons in 1980 to 12,040,000 in 2004. Fertilizer, however, has only a 30% impact on Chinese crops as 70% of the nutrients are lost due to poor management.

This is a typical scenario in most developing nations and this has prompted the Food and Agriculture Organization of the United Nations (“UN”) in 2003 to begin educating farmers on proper plant nutrient management in farming. The key point is that the UN is encouraging farmers to increase nutrients to the plant without increasing the amount of fertilizer used and this supports not only our plant nutrient approach, but also our educational approach to selling our product- helping farmers to increase yields via overall education and proper use of input products.

Recent Development

On September 5, 2008, we entered into a securities purchase agreement (the “September Purchase Agreement”), with certain qualified institutional buyers (the “September Investors”), for the sale in a private placement of an aggregate of 6,073,006 shares of our Common Stock (the “September Investor Shares”), and the issuance of 1,518,253 warrants for aggregate gross proceeds equal to approximately $9,345,000 (the “September Offering”). In connection with the September Offering, we also entered into a registration rights agreement (the “September Registration Rights Agreement”) with the September Investors, in which we agreed to file a registration statement (the “September Registration Statement”) with the SEC to register for resale the September Investor Shares and the shares underlying the September Warrants, on or prior to 45 calendar days after the closing date of the September Offering, and use our best efforts to have the September Registration Statement declared effective within 150 calendar days of the closing date of the September Offering which we have completed and now our S-1 is effective.

Overview of 3rd Quarter

The financial crisis

While in many ways imperceptible to the general populace in China, the global credit crisis has indeed impacted China over the past several months. The consumer goods and logistics industries have been the hardest hit with increased prices and decreased demand which has resulted in factory closings primarily in the south. However, some have said this is a blessing in disguise as China aims to modify its economic structure after three decades of breakneck growth. "With such a high reliance on international trade, it's impossible for China to avoid the impact of the global turbulence, so economic slowdown is inevitable," says Tang Min, deputy secretary-general of the China Development Research Foundation, which was initiated by a policy advisory body of the Cabinet. "However, the crisis is a timely warning that China's growth is unsustainable in the traditional pattern, relying too much on external demand," says Tang. "It can force us to change for the better." China's economy has maintained an average annual growth of about 10 percent for 30 years since the reform and opening-up policy was adopted, compared with a mere 3.3 percent for the world economy. For the last five years, it expanded 10.6 percent each year on average.

Agriculture Sector

Agriculture continues to be a heavily invested sector in China. The news is full of stories about brand name investors who continue to invest into China’s agriculture space because they have confidence in China’s long term outlook. The market volume for agriculture products is huge, both for domestic sales and export and there is no set threshold for foreign investment into the sector as opposed to other industries, such as energy, finance, mining, and telecommunications. This is driven by the growing demand for higher quality food products domestically and international reliance on food products from China. Currently, China is the world’s biggest grower and consumer of grains and yet must boost crop yields by at least 1 percent a year to ensure the country has enough food to feed its 1.3 billion people, according to the Minister of Agriculture, Sun Zhengcai. Additional policy changes will include protecting farmland and working to increase rural incomes to retain farming interest.

The goal is to maintain self-sufficiency in food production because no other country can feed the world’s biggest population, Sun said. “Our strategy must be based on stable farmland, and seeking ways to improve yields,” Sun said in a speech to local officials, outlining the government’s near- and long-term agriculture policy and objectives. China, which harvested more summer crops, aims also to boost grain and oilseed output this year, Sun said. To ensure next year’s crops, officials must “stabilize” area planted in winter wheat and use idle land in the off season to grow rapeseed, Sun said.

This growth, however, does not come without challenges and China has faced many of these with regards to the continued concern over the quality of milk and eggs sold both domestically and internationally in the dairy industry, The government is making every effort to bring back consumer confidence in these domestically produced products and overall this will bring about an even stronger industry once new licensing and safety procedures have been put into place.

New Land Reform Policy

Farmland in China is owned by the local government, but given to local farmers under 30 year use contracts. With the allure of higher incomes and better living conditions in the city, farmers have abandoned the land and no others farmers have stepped in to bring it back into production. This has created a shortage of a key raw material in the agricultural supply chain- productive land. The government has acknowledged this issue and recently enacted a new land use reform policy which liberalizes the exchange of land among the nation’s farmers. This creates a new model for China’s 730 million farmers with the idea being to create more stable farmlands by shifting the country away from the single household farm plot model to the amalgamation of larger-scale operations which should be more productive due to technology and economies of scale. Farmers will be able to transfer their land-use rights to others through a new market system for rural land-use rights. Chinese authorities commented that, "Without modernizing agriculture, China cannot modernize; without stability and prosperity in rural areas, China cannot have stability and prosperity." The changes are enacted to "ensure national food security and the supply of major agricultural products, and promote increases in agricultural production, farm incomes and rural prosperity."

Demand for our products

One major tenet of the 11th Five-Year National Economic and Social Plan (the “NESDP”) (2006-2010) is the focus towards developing China’s western region. This is one of the top-five economic priorities of the nation. The goal is to increase rural income growth which will in turn increase demand for more food and agriculture products. Currently, a large majority of our products are sold in this western region and this government focus will increase our opportunity to sell more plant and animal nutrients to farmers who have to keep up with the demand for higher quantity and higher quality of products.

According to the Asian Development Bank statistics, well over 60% of the nation’s 1.3 billion total population is comprised of low-income, rural farmers. According to the 11th Five-Year NESDP (2006-2010), raising the level of rural income is a top economic and social goal for the country. Many government initiatives, including removal of certain agricultural and local product taxes, have been implemented to spur rural income development. The government expects annual rural income to grow between 5% and 10% through 2010.

With this in mind and the recent developments in our related industries, we continue to see our market potential expand and the demand for our products expand as well. With the new farmland policy, new land will be brought back into production which gives us more opportunity to sell product. With the dairy industry issues, farmers will be even more interested in keeping their cows productive which also gives us continued opportunity for sales.

One key strategy we have to increase the demand for our products is to reach the village level farmer and we do this through our Yongye Branded Stores. We sell to distributors who in turn sell through distribution channels to our final selling point which is our branded store. These stores are previously existing, independently owned, agricultural product stores which carry our products in a more prominent way than other products. We put up banner signs outside and inside and these attract more attention than other products. We also advertise through infomercials on local stations and on computers we provide the stores as part of our advertising. This has been a key reason we have had exponential growth and we will continue to grow the number of branded stores in the future.

Supply of Finished Goods
Currently, we purchase our finished goods from our main supplier, Inner Mongolia Yongye, and then sell it through our distribution system. In order to generate greater profit margins, we set out to control our cost of goods sold and have put into place a fixed rate contract with our main supplier and this will extend over the next five years. Each quarter we will go through a review process with our supplier to adjust the fixed rate for the next quarter. Thus far, in 2008, we have not received any rate increases.

Seasonality

The third quarter of the year is typically our second strongest quarter with approximately 35% of total annual revenues. For the three months ended September 30, 2008 we saw exceptionally strong sales of $18,202,940, which is 593% growth over the same period last year of $2,625,137. This was atypical in that our seasonal revenue patterns usually see a decline over the previous quarter, however, in the third quarter we actually increased sales over the second quarter by 3%. Our major activities in the fourth quarter are to finalize sales contracts and prepare finished goods for sale in the first half of 2009 and thus we expect to see a decline in sales over the prior two quarters.

Financial Highlights

	Yongye Biotechnology	The predecessor	Yongye Biotechnology	The predecessor
	International, Inc.	Inner Mongolia Yongye	International, Inc.	Inner Mongolia Yongye
	and Subsidiaries		and Subsidiaries
	FOR THREE MONTHS ENDED	FOR THREE MONTHS ENDED	FOR NINE MONTHS ENDED	FOR NINE MONTHS ENDED
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES	$18,202,940	$2,625,137	$45,189,579	$10,752,855

COST	9,278,944	1,021,719	21,697,964	5,368,480

GROSS PROFIT	8,923,996	1,603,418	23,491,615	5,384,375

OPERATING EXPENSES	3,440,036	159,398	7,437,513	230,591

GENERAL AND ADMINISTRATIVE EXPENSES	453,683	196,386	1,265,808	351,372

INCOME FROM OPERATIONS	5,030,277	1,247,634	14,788,294	4,802,412

OTHER INCOME (EXPENSES)
Interest	65,785	-	66,563	1,291
Other income (expense)	(340,087)	(81,827)	(726,927)	(279,468)
TOTAL OTHER INCOME (EXPENSES)	(274,302)	(81,827)	(660,364)	(278,177)

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	4,755,975	1,165,807	14,127,930	4,524,235

PROVISION FOR INCOME TAXES	227,537	-	822,302	-

INCOME BEFORE MINORITY INTEREST	4,528,438	1,165,807	13,305,628	4,524,235

PROVISION FOR MINORITY INTEREST	57,421	-	1,092,426	-

NET INCOME	4,471,017	1,165,807	12,213,202	4,524,235

Strategies we are in the process of implementing include:

☐
Our increase in production capacity from 2,000TPA to 10,000TPA via our new 8,000TPA expansion gives us a 400% increase in capacity for the coming year. We intend to significantly deepen our penetration in current markets to strengthen our leadership position. We will continue to expand our distribution base and increase the capability of our distribution partners. This will enable us to continue to expand our current market share.

☐
We will also continue to increase the number of Branded Stores and provide on-going advertising, service and support to these stores so that they can increase their sales base, increase the pull of product through the distribution channels and strengthen our Brand Recognition province by province.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

Our business for the three months ended September 30, 2008 exceeded previous estimates and grew at 593% rate in sales over the same period in 2007. This demonstrated our ability to develop robust revenue growth in the first three quarters of 2008. This was primarily driven by higher volumes shipped through the third quarter. Numerous factors contributed to our strong growth: strong market demand, continued cost containment and steady pricing model, government policy support, industry growth, and sales and marketing leadership in our markets.

Three months ended September 30, 2008 (Yongye Nongfeng) compared with three months ended September 30, 2007 (Predecessor)

 The following table shows, for the periods indicated, information derived from our consolidated statements of income.

	THREE MONTHS ENDED
	Yongye Nongfeng	Predecessor Inner Mongolia Yongye
	(Unaudited)	(Unaudited)
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007	Increase /(decrease)
Net Sales	$18,202,940	$2,625,137	593%
Gross Profit	$8,923,996	$1,603,418	457%
Operating Income	$5,030,277	$1,247,634	303%
Net Income	$4,471,017	$1,165,807	284%

Gross Margins	49%	61%	-12%
Net Margins	25%	44%	-19%

EPS- Basic	$0.24	$0.10	140%
EPS- Diluted	$0.22	$0.10	120%

Net Sales

Sales of $18,202,940 in the third quarter of 2008 was an increase of $15,577,803 from $2,625,137 in the same period in 2007, which was an overall increase of 593%. Our increased sales was primarily attributable to a 428% increase in total volume of units sold of both plant and animal products, up 147,512 to 182,009, over the previous three months ended September 30, 2007 figure of 34,497. This volume growth was driven by strong customer demand at our Branded Store level which resulted in strong pull through our distribution channels.

As of September 30, 2008, the receivable balance due from our five largest customers represented 96% of total accounts receivable, up 7% from 89% as compared to the corresponding period in 2007. We routinely extend unsecured credit to our major customers with good credit histories. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate at each quarter-end. We have not seen any accounts receivable go uncollected beyond 180 days or experienced any write-off of accounts receivable in the past. Thus, we elected not to make any provision for doubtful accounts and consider all accounts receivable collectable.

Our financial position at quarter ended September 30, 2008 (unaudited) and the year ended December 31, 2007:

		Predecessor
	Yongye Nongfeng	Inner Mongolia
		Yongye
	SEPTEMBER 30, 2008	DECEMBER 31, 2007	Increase
	(Unaudited)		/(decrease)
Cash	$6,847,558	$376,002	1,721%
Accounts receivable, net	$20,678,867	$1,630,609	1,168%
Fixed assets, net	$3,386,463	$2,486,487	36%
Total assets	$35,564,319	$23,131,656	54%
Short-term bank loan	-	$5,484,000	-100%
Long-term liabilities	$204,962	$12,153	1,587%
Total stockholders’ equity	$30,516,661	$12,911,472	136%

We increased our cash position to $6,847,558 at the end of September 30, 2008 from $376,002 at the end of December 31, 2007, which is an overall increase of $6,471,556, or 1,721%. This was primarily due to increased cash sales, collections of accounts receivable, and the recent PIPE transaction on September 5, 2008. Accounts receivable increased by 1,168% to $20,678,867 as of September 30, 2008 from $1,630,609 as of December 31, 2007 due to increased growth in sales for the current period. Property, plant and equipment increased to $3,386,463 at September 30, 2008 from $2,486,487 at December 31, 2007, which was a 36% increase and was largely due to Construction In Process (CIP) related to the 8,000TPA facility under construction in the third quarter. Additionally, shareholders’ equity increased by $17,605,189 to $30,516,661 as of September 30, 2008, which is an overall 136% increase compared to $12,911,472 on December 31, 2007, and was due primarily to the influx of our two PIPE transactions on April 17, 2008 and September 5, 2008.

Sales Revenue and Gross Profit

Three months ended September 30, 2008 (Yongye Nongfeng) compared with three months ended September 30, 2007 (Predecessor)

	THREE MONTHS ENDED
		Predecessor
	Yongye Nongfeng	Inner Mongolia
		Yongye
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007	Increase/
	(Unaudited)	(Unaudited)	(Decrease)
Sales	$18,202,940	$2,625,137	593%
Gross Profit	$8,923,996	$1,603,418	457%
Gross Margin	49%	61%	-12%

Sales revenue increased by $15,577,803 to $18,202,940 in the period ended September 30, 2008 from $2,625,137 in the same period ended September 30, 2007 which is a 593% increase overall. Gross Profit also increased 457% over the prior period, which is an increase from $1,603,418 to $8,923,996 or $7,320,578 over the prior period. There was an overall decrease of 12% in gross margin in the period ended September 30, 2008 from 49% to the same period ended September 30, 2007 which saw the Predecessor earn 61%. This was primarily due to substantial discounts given to valued distributors in the quarter.

	THREE MONTHS ENDED
		The Predecessor
		Inner Mongolia
	Yongye Nongfeng	Yongye
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007	Increase
Number of Branded Stores	775	200	288%

Our number of branded stores grew to 775 in the period ended September 30, 2008 from 200 in the same period ended September 30, 2007 which was an increase of 288%.

Sales by Product Line

	THREE MONTHS ENDED
	Yongye Biotechnology International Inc.			The Predecessor Inner Mongolia Yongye
	SEPTEMBER 30, 2008			SEPTEMBER 30, 2007
	Units Shipped	Total Sales	% of Total Sales	Units Shipped	Total Sales	% of Total Sales
Animals	512	$17,931	0.10%	20,350	$672,383	25.61%
Plant	181,497	$18,185,009	99.90%	14,147	$1,952,754	74.39%
Total	182,009	$18,202,940	100.00%	34,497	$2,625,137	100.00%

Sales of animal product decreased in this period ended September 30, 2008 to 512 from 20,350 in the same period ended September 30, 2007. Sales of plant product increased to 181,497 for the three months ended September 30, 2008 from 14,147, which is an 1183% increase over the same period ended September 30, 2007.

Customers

Three months ended September 30, 2008 (Yongye Nongfeng) compared with three months ended September 30, 2007 (Predecessor)

Five major customers accounted for 99% and one major customer accounted for 65% of the Company’s net revenue for the three months period ended September 30, 2008. Five major customers accounted for 72% and one major customer accounted for 22% of the Predecessor’s net revenue for the three months period ended September 30, 2007. The Company and the Predecessor’s total sales to five major customers were $18,091,398 and $1,895,663, for the three months period ended September 30, 2008 and 2007, respectively.

Cost of Sales

Three months ended September 30, 2008 (Yongye Nongfeng) compared with three months ended September 30, 2007 (Predecessor)

	THREE MONTHS ENDED
	Inner Mongolia	The Predecessor
	Yongye Nongfeng	Inner Mongolia
		Yongye Biotechnology
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007	Change
	(Unaudited)	(Unaudited)
Cost of Sales	9,278,944	1,021,719	808%
Percentage of Sales	51%	39%	12%

Cost of sales increased in the recent period ended September 30, 2008 by $8,257,225 to $9,278,944 from $1,021,719 in the same period ended September 30, 2007. This is an 808% increase over the previous period and was due to the overall increase in sales as noted above. Cost of sales as a percentage of net sales increased over this quarter ended September 30, 2008 to 51% from 39% in the previous period ended September 30, 2007, and this 12% change was primarily due to the fixed rate fee charged by our dedicated supplier which included a financing mark-up which the predecessor company did not include in its cost structure in the previous period. Additionally, due to increased handling costs and discounts given to our key distributors in this period ended September 30, 2008, the margin between sales and cost of sales decreased as compared to the same period ended September 30, 2007.

Selling, General and Administrative Expenses

Three months ended September 30, 2008 (Yongye Nongfeng) compared with three months ended September 30, 2007 (Predecessor)

	THREE MONTHS ENDED
	Inner Mongolia	Predecessor
	Yongye Nongfeng	Inner Mongolia
		Yongye Biotechnology
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007	Change
	(Unaudited)	(Unaudited)
Selling, General and Administrative Expenses	$3,893,719	$355,784	994%
Percentage of Sales	21%	14%	7%

Selling, general and administrative (“S,G&A”) expenses increased by $3,537,935 to $3,893,719 in the period ended September 30, 2008 from $355,784 in the previous period in 2007, which is a 994% change. As a percentage of Sales for this period ended September 30, 2008, SG&A increased 7% to 21% as compared to 14% in the period ended September 30, 2007. This increase in overall percentage of sales was due to increased advertising, executives salaries and freight costs of $ 3,408,813 in this period ended September 30, 2008 as compared to $140,205 in the same period in 2007, which is an increase of $3,268,608, or 2331% overall. While the predecessor company did have a similar cost structure to Yongye Nongfeng, it was expansive much smaller business with a smaller staff, market size and shipping requirements. This is especially true in the area of freight, where the number of provinces has now increased to 10 in this period ended September 30, 2008 from 4 in the previous period ended September 30, 2007.

Income Tax

Three months ended September 30, 2008 (Yongye Nongfeng) compared with three months ended September 30, 2007 (Predecessor)

The Company did not carry on any business and did not maintain any branch office in the United States during the three months ended September 30, 2008 and 2007 and does not intend to repatriate any earnings from the Chinese operations. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

Yongye Nongfeng is subject to PRC Enterprise Income Tax at a rate of 25% of net income from its foundation on January 4, 2008 to March 31, 2008, and 1.25% of gross revenue since April 1, 2008. The Predecessor is subject to PRC Enterprise Income Tax at a rate of 33% of net income before year 2008 and 25% of the net income since January 1, 2008. Since the Predecessor is located in the economic development area in Inner Mongolia Autonomous Region, the Predecessor is exempt from income tax according to the tax law in China.

For the three months ended September 30, 2008, the Company’s income tax expense was $227,537 and income tax payable as of September 30, 2008 was $414,997 compared to $0 and $0 for the same period in 2007.

Net income

Three months ended September 30, 2008 (Yongye Nongfeng) compared with three months ended September 30, 2007 (Predecessor)

	THREE MONTHS ENDED

	Yongye Nongfeng Biotechnology	Predecessor
		Inner Mongolia
		Yongye
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007	Increase/
	(Unaudited)	(Unaudited)	(Decrease)
Net income	4,471,017	1,165,807	284%
Percentage of Sales	25%	44%	-19%

Net income for the period ended September 30, 2008 increased by $3,305,210 to $4,471,017 from $1,165,807 in the same period ended September 30, 2007, which is a 284% increase. However, this also represented a decrease in the overall percentage of net income to sales of 19% to 25% in the period ended September 30, 2008 from 44% in September 30, 2007. This was primarily due to increased SG&A and cost of goods sold over the period as described above.

Basic and diluted earnings per share (EPS) for the three months ended September 30, 2008, were $0.24 and $0.22, respectively, compared to $0.10 and $0.10, in the same period last year. The weighted average shares outstanding used to calculate basic and diluted EPS for the comparative periods were 18.6 million and 20.1 million and 11.4 million and 11.4 million, respectively.

Foreign Currency Translation Gains

The reporting currency of the Company is the US dollar (“USD”). We use our local currency, Renminbi (RMB), as our functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The value of the USD versus the RMB continued to decline during the third quarter of 2008. As a result of the appreciation of the RMB, we recognized a foreign currency translation gain of $5,199 for the third quarter of 2008 compared to a gain of $170,033 for the same quarter last year. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, and results of operations or financial condition.

Liquidity and Capital Resources

Inner Mongolia Yongye has historically financed our operations and capital expenditures principally through shareholder loans, bank loans, and cash provided by operations. As is customary in the industry, we provide payment terms to most of our distributors which typically exceed the terms that we ourselves receive from our finished goods suppliers. Therefore, the Company’s liquidity needs have generally consisted of working capital necessary to finance receivables and raw material inventory. We believe that our existing cash, cash equivalents and cash flows from operations and from the September Offering will be sufficient to meet our anticipated future cash needs for the remaining growing season. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Therefore, there can be no assurance that such additional investment will be available to us, or if available, that it will be available on terms acceptable to us.

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

Financial Cash Flow Highlights for Nine months Ended:

Nine Months Ended September 30, 2008 as compared to December 31, 2007

Working capital for the first nine months period ended September 30, 2008 increased by $25,756,979 to $28,412,769, as compared to $ 2,655,790 in the twelve month period ended December 31, 2007. While comparing working capital between the CJV and the predecessor company is not exactly comparing like items, we do it here to show the differences between the two business models. The changes in working capital over this nine month period are primarily due to a decrease in inventory of $ 7,791,256 due to the finished goods only nature of our business model, an increase in cash of $ 6,471,556 due significantly to our two financings, increased sales capability in the period, and a large accounts receivable increase of $ 19,048,258 due to larger sales volume.

Accounts receivable days sales outstanding increased 68 days to 103 days from 35 days which is due to several large distributors going beyond the normal terms of their agreements. Days Sales in Inventory decreased to 13 days from 213 days due to our current business model focusing on the sales of finished goods which are shipped from the manufacturer to our customers.

Nine Months Ended September 30, 2008 as compared to September 30, 2007

	NINE MONTHS ENDED
	Yongye Nongfeng Biotechnology	Predecessor Inner Mongolia Yongye
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007	Increase /(decrease)
	(Unaudited)	(Unaudited)
Net cash used in operating activities	(8,119,164)	(3,569,434)	127%
Net cash used in investing activities	(3,616,091)	(96,165)	3,660%
Net cash from financing activities	18,194,020	5,076,498	258%
Effect of exchange rate change on cash and cash equivalents	380,656	32,791	844%
Net increase in cash and cash equivalents	6,839,421	1,443,690	374%
Cash and cash equivalents at beginning of period	8,137	89,023	(91%)
Cash and cash equivalents at end of period	6,847,558	1,532,713	347%

Net cash used in operating activities increased in the period ended September 30, 2008 by $4,549,730 to $8,119,164 from $3,569,434 at the end of the period September 30, 2007, which represents a 127% increase over the prior period. The increase of $4,549,730 between the periods was mainly brought about by changes as follows: an increase in accounts receivable of $19,511,908, a decrease in inventories of $3,164,792 and an increase in accounts payable and accrued expenses of $1,561,974, which were off-set by a change in net income of $7,688,967.  Net cash used in investing activities increased to $3,616,091 from $96,165 mainly due to construction in progress of $2,891,425.

Cash from financing activities in the period ended September 30, 2008 increased by 258% over the previous period’s amount of $5,076,498. This was due to the April and September Offerings which amounted to $19,450,651 and was offset by payments for stock issuance of $1,461,659. This is compared to the previous period ended September 30, 2007 where financing activities amounted to short-term bank loan proceeds of $4,251,841 and shareholder loan proceeds of $831,157.
.
	NINE MONTHS ENDED
	Yongye Nongfeng Biotechnology	Predecessor Inner Mongolia Yongye
	SEPTEMBER 30, 2008	SEPTEMBER 30,2007	Increase /(decrease)
	(Unaudited)	(Unaudited)
Sales	45,189,579	10,752,855	320%
Gross Profit	23,491,615	5,384,375	336%
Income from Operations	14,788,294	4,802,412	208%
Net Income	12,213,202	4,524,235	170%

Gross Margins	52%	50%	2%
Net Margins	27%	42%	-15%

Net Sales

Sales revenue increased by $34,436,724 or 320%, to $45,189,579 for the nine months ended September 30, 2008 from $10,752,855 for the same period ended September 30, 2007. This can be attributed to our investment in our distribution channels and build up of Branded Stores which put more products in the hands of end users. We have increased the number of stores from inception in 2007 to 775 stores by September 30, 2008. The Company and the Predecessor’s total sales to our largest customers are as follows:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	Yongye Nongfeng Biotechnology		Predecessor Inner Mongolia Yongye		Yongye Nongfeng Biotechnology		Predecessor Inner Mongolia Yongye
	SEPTEMBER 30, 2008		SEPTEMBER 30, 2007		SEPTEMBER 30, 2008		SEPTEMBER 30, 2007
	%	Sales	%	Sales	%	Sales	%	Sales
5 Major Customers	99%	$18,091,398	72%	$1,895,663	97%	$43,766,085	81%	$8,716,457
1 Major Customer	65%	$11,824,157	22%	$582,536	41%	$18,697,216	40%	$4,266,516

Gross Profit Margin

We achieved gross profit of $23,491,615 for the nine months ended September 30, 2008, up $18,107,240, or 336%, from gross profit of $5,384,375 for the corresponding period in the prior year. Gross profit margin for nine months ended September 30, 2008 was 52%, up 2% from 50% as compared to the corresponding period in 2007. This resulted from the predecessor company having less control over the fluctuations in raw materials pricing which impacted the overall gross margin.

Selling, General and Administrative Expenses

We incurred total SG&A expenses of $8,703,321 or 19%, of revenue, for the nine months ended September 30, 2008. As compared to the same period in 2007, this represents an increase of $8,121,358 or 1,396% ,over SG&A expenses of $581,963 for the nine months ended September 30, 2007, which was 5.4% of revenue. Much of this increase is due to increased expenses for operating as a public company, hiring additional executive team members and increased advertising expenses which, due to the seasonal nature of our business, must be expended in the first and second quarters of 2008 in order to reach customers for the growing season starting early in the second quarter.

Net Income

Our net income was $12,213,202 or 27% of revenues, for this nine month period ended September 30, 2008. This was $7,688,967 or a 170% increase, over the same nine month period in 2007, which was $4,524,235 and 42% of revenue. The increase reflects continued expansion in sales revenue levels, continued strong demand for our products and sustained profitability. Decrease in overall net margin as a percent of sales of 15% in the nine months ended September 30, 2008 was due to higher costs of SG&A due to marketing costs, salaries and transportation as mentioned above.

Basic and diluted earnings per share (EPS) for the nine months ended September 30, 2008, were $0.78 and $0.75, respectively, compared to $0.40 and $0.40, in the same period last year, respectively. The weighted average shares outstanding used to calculate basic and diluted EPS for the comparative periods were 15.6 million and 16.3 million and 11.4 million and 11.4 million, respectively.

Impact of inflation

We are subject to commodity price risks arising from price fluctuations in the market prices of the raw materials. We have generally been able to pass on cost increases through price adjustments. However, the ability to pass on these increases depends on market conditions influenced by the overall economic conditions in China. We manage our price risks through productivity improvements and cost-containment measures. We do not believe that inflation risk is material to our business or our financial position, results of operations or cash flows at this time.

Related Party Transactions

The Predecessor is a 0.6% shareholder of the Company’s main operating subsidiary, Yongye Nongfeng, and is Yongye Nongfeng’s only vendor that provided $6,128,774 (100%) of the Company’s purchased finished goods for the three months period ended September 30, 2008 and $23,597,523 for the nine months period ended September 30, 2008. As of September 30, 2008, due from related party represents the prepayment the Company made to the Predecessor as of September 30, 2008 for future purchases of inventory from the Predecessor. According to the contract, the Predecessor sells to us at fixed prices of RMB 350 per case for plant products and RMB 120 per case for animal products.

As of September 30, 2008, the Company has borrowed $1,636,282 from Ms. Yin, the wife of CEO Mr. Zishen Wu of Inner Mongolia Yongye Nongfeng, and $10,000 from a director of the Company, Kim McElroy. These funds are interest free with no specific terms of repayment. As of December 31, 2007, the Predecessor had borrowed $2,507,371 from stockholders. These loans are short term in nature, unsecured and non-interest bearing. Also, at December 31, 2007 the Predecessor had $12,153 of long-term, unsecured and non-interest bearing loans from shareholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T. CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Principal Financial Officer concluded that as of September 30, 2008 our disclosure controls and procedures were effective in ensuring that material information relating to us, is made known to the Chief Executive Officer and Principal Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART I.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A	RISK FACTORS

As a smaller reporting company, the Company is not required to make disclosures under this Item 1A.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yongye Biotechnology International, Inc.

Dated: November 13, 2008	By:	/s/ Zishen Wu
Name: Zishen Wu
Title: Chief Executive Officer and President

	By:	/s/ Larry Gilmore
Name: Larry Gilmore
Title: Principal Financial Officer