Form 10-Q
period 2009-03-31
Yongye Biotechnology International, Inc.
filed 2009-05-07
CIK 1398551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ___________.

Commission File Number 000-51200

Yongye Biotechnology International, Inc..
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada
(State or other Jurisdiction of Incorporation or Organization)	20-8051010 (I.R.S. Employer Identification No.)
6th Floor, Suite 608, Xue Yuan International Tower, No. 1 Zhichun Road, Haidan District Beijing, PRC (Address of Principal Executive Office)

(Former address of Principal Executive Office, if changed since last report)
+86 10 8231 8626
(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*  Yes   No   *The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No ☒

As of May 7, 2009, 28,058,960 shares of common stock, par value $.001 per share, were issued and outstanding.

Item 1- Financial Statements

 YONGYE BIOTECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,424,268	$4,477,477
Accounts receivable, net	6,128,346	2,748,042
Inventories	22,201,250	20,708,193
Advance payments	62,937	44,051
Due from related party	274,758	192,741
Prepaid expenses	91,968	189,478
Other receivables	256,554	680,752
Total Current Assets	30,440,081	29,040,734

PROPERTY AND EQUIPMENT, NET	6,717,213	5,368,074

INTANGIBLE ASSETS, NET	92,918	95,453

TOTAL ASSETS	$37,250,212	$34,504,261

CURRENT LIABILITIES
Long-term loans- current portion	$166,448	$167,652
Accounts payable- related party	90,169	46,739
Taxes payable	508,262	366,981
Advance from customers	82,037	1,869,400
Accrued expenses	1,636,175	583,880
Other payables	697,806	626,911
Total Current Liabilities	3,180,897	3,661,563

LONG-TERM LOANS	291,498	230,121

STOCKHOLDERS' EQUITY
Capital stock: par value $.001; 75,000,000 shares authorized; 26,760,258 shares issued and outstanding at March 31, 2009 and December 31, 2008	26,760	26,760
Additional paid-in capital- Common stock	13,976,900	13,976,900
Additional paid-in capital- Warrants	3,883,432	3,883,432
Retained earnings	12,801,489	9,984,085
Statutory reserve	1,489,281	1,207,912
Accumulated other comprehensive income	379,045	331,100
Total Stockholders' Equity	32,556,907	29,410,189
Noncontrolling interest	1,220,910	1,202,388
Total Equity	33,777,817	30,612,577

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,250,212	$34,504,261

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE BIOTECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Yongye Biotechnology International, Inc. and Subsidiaries For the Three Months Ended March 31, 2009	Yongye Nongfeng For the Three Months Ended March 31, 2008
	(Unaudited)	(Unaudited)

SALES	$12,435,775	$9,528,055

COST OF SALES	5,902,607	4,484,261

GROSS PROFIT	6,533,168	5,043,794

SELLING EXPENSES	2,620,298	3,192,797

RESEARCH & DEVELOPMENT EXPENSES	288,572	-

GENERAL AND ADMINISTRATIVE EXPENSES	345,157	357,192

INCOME FROM OPERATIONS	3,279,141	1,493,805

OTHER EXPENSES
Interest expenses	5,958	-
Other expenses	441	97
TOTAL OTHER EXPENSES	6,399	97

INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	3,272,742	1,493,708

PROVISION FOR INCOME TAXES	155,447	373,427

NET INCOME	3,117,295	1,120,281

LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTERST	18,522	-

NET INCOME ATTRIBUTABLE TO YONGYE BIOTECHNOLOGY INTERNATIONAL, INC.	3,098,773	1,120,281

OTHER COMPREHENSIVE INCOME Foreign Currency Translation Adjustment	47,945	30,531

COMPREHENSIVE INCOME	$3,146,718	$1,150,812

Net income per share:
Basic	$0.14	$0.10
Diluted	$0.14	$0.10
Weighted average shares used in computation:
Basic	22,760,258	11,444,755
Diluted	22,760,258	11,444,755

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE BIOTECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Yongye Biotechnology International, Inc. And Subsidiaries For the Three Months Ended	Yongye Nongfeng For the Three Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,098,773	$1,120,281
Adjustments to reconcile net income to net cash (used in)/provided by operating activities
Depreciation and amortization	107,236	42,784
Reversal of bad debt provision	(73,701)	-
Net income attributable to the noncontrolling interest	18,522	-
Changes in assets and liabilities:
Accounts receivable	(3,302,662)	(7,200,057)
Inventories	(1,466,830)	(4,556,216)
Advances payments	(18,828)	-
Due from related party	(72,763)	138,693
Prepaid expense	97,734	-
Other receivables	424,992	(86,738)
Accounts payable- related party	43,366	6,967,770
Taxes payable	140,799	381,255
Advance from customers	(1,789,453)	80
Accrued expenses	1,051,410	3,371,935
Other payables	70,298	14,853
Total Adjustments	(4,769,880)	(925,641)
Net Cash (Used in)/Provided by Operating Activities	(1,671,107)	194,640

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,446,782)	(213,919)
Net Cash Used in Investing Activities	(1,446,782)	(213,919)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	89,534	-
Repayment of bank loans	(29,870)	-
Proceeds from share capital	-	150,000
Net Cash Provided by Financing Activities	59,664	150,000
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	5,016	26,858
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(3,053,209)	157,579
CASH AND CASH EQUIVALENTS – BEGINNING	4,477,477	-
CASH AND CASH EQUIVALENTS - ENDING	$1,424,268	$157,579

Supplemental cash flow information:
Cash paid for income taxes	22,464	-
Cash paid for interest expense payment	9,833	-
Noncash investing and financing activities:
During the three months ended March 31, 2008, the minority shareholder of Yongye Nongfeng contributed a patent valued at $100,000 to that company.

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE BIOTECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Yongye Biotechnology International, Inc. (the “Company”, formerly known as “Golden Tan, Inc.”) was incorporated in the State of Nevada on December 12, 2006. On April 17, 2008, Yongye Biotechnology International, Inc. entered into a Share Exchange Agreement (the “Exchange Agreement”) with Fullmax Pacific Limited, a company organized on May 23, 2007 under the laws of the British Virgin Islands (“Fullmax”), the shareholders of Fullmax (the “Shareholders”), who together own shares constituting 100% of the issued and outstanding ordinary shares of Fullmax (the “Fullmax Shares”), and the Company’s then principal shareholder. Pursuant to the terms of the Exchange Agreement, the Shareholders transferred to the Company all of the Fullmax Shares in exchange for the issuance of 11,444,755 (the “Shares”) shares of our Common Stock (the “Share Exchange”). As a result of the Share Exchange, Fullmax became our wholly-owned subsidiary and the Shareholders acquired approximately 84.7% of our issued and outstanding Common Stock. The transaction is accounted for as a reverse acquisition with a public shell.

The consolidated balance sheet as of March 31, 2009 and the consolidated statements of income and comprehensive income and cash flows for the three months ended March 31, 2009 includes Yongye Biotechnology International, Inc., Fullmax Limited, Asia Standard Oil Limited (“ASO”, subsidiary of Fullmax) and Yongye Nongfeng Biotechnology Co. Ltd (“Yongye Nongfeng”, subsidiary of ASO). The historical financial statements prior to April 17, 2008 are solely those of Yongye Nongfeng Biotechnology Co., Ltd.

Business

The Company, through its subsidiary Yongye Nongfeng, is engaged in the sales of fulvic acid based liquid and powder nutrient compounds used in the agriculture industry. Based on industry research and government testing, the Company’s proprietary technology for fulvic acid extraction creates fulvic acid and this is the base material for the plant and animal nutrients on the market in the People’s Republic of China (“PRC”). Yongye Nongfeng’s contractual relationship with the predecessor company Inner Mongolia Yongye Biotechnology Co., Ltd. (the “Predecessor”,  “Inner Mongolia Yongye” or “contract manufacturer”) is established so that the Predecessor conducts the manufacturing process and provides Yongye Nongfeng fulvic acid final product, which will allow Yongye Nongfeng to provide product to the customers.

The Predecessor Company

The Predecessor was formed on September 16, 2003, under PRC law. Its primary business is to research, manufacture, and sell biological products for use in plants and animal growth. The Company is located in the City of Hohhot, Inner Mongolia Autonomous Region, PRC. Yongye Nongfeng Biotechnology Co., Ltd. was incorporated on January 4, 2008, under the corporate laws of the PRC by Inner Mongolia Yongye and ASO, a Hong Kong based company. Inner Mongolia Yongye was a 10% owner of Yongye Nongfeng and ASO 90% pursuant to a Sino-Foreign Cooperative Joint Venture Contract (the “Contract”). In May 2008, the Contract was revised that Inner Mongolia Yongye is a 0.5% owner of Yongye Nongfeng and ASO 99.5%. The terms of the Contract provide that the purpose of the Company is the promotion and sales of Inner Mongolia Yongye’s products. All of the Yongye Nongfeng’s products will be purchased from Inner Mongolia Yongye. The term of the contract is for ten years and may be extended by written application submitted to the Approval Authority for approval no less than six (6) months prior to the expiration of the term. However, Asia Standard Oil, Ltd didn’t fully pay the contractual registered capital into Yongye Nongfeng. Based upon actual capital injection into the CJV, Inner Mongolia Yongye is a 0.6% owner of Yongye Nongfeng Biotechnology and Asia Standard Oil, Ltd. is a 99.4% owner.

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

The accompanying unaudited consolidated financial statements as of March 31, 2009  and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments considered necessary to ensure the financial statements are not misleading. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results for the full fiscal year ending December 31, 2009. The unaudited consolidated interim financial statements should be read in conjunction with the Company's audited and consolidated financial statements and notes thereto for the year ended December 31, 2008.

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

ACCOUNTS RECEIVABLE AND BAD DEBT ALLOWANCE

The Company performs certain credit evaluation procedures and does not require collateral for financial instruments which are subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding their credit risk, establishes an allowance for uncollectible accounts receivable. As a consequence, the Company believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectability and these accounts are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. Based on the age of the receivables, the Company reserves 10% of accounts receivable balances that have been outstanding for more than 6 months but less than one year, 20% of accounts receivable balances that have been outstanding between one year and two years, 50% of receivable balances that have been outstanding between two year and three years, and 100% of receivable balances that have been outstanding for more than three years. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables will be further adjusted.

INVENTORY

Inventory is stated at the lower of weighted average cost, which takes into account historical prices on a continuing basis, or market. Cost is determined by the weighted average method. Provision for diminution in value on inventories is made using the specific identification method.

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

REVENUE RECOGNITION

Revenue from product sales is recognized when title has been transferred, which is generally at the time of the customer’s receipt of product when the risks and rewards of ownership have been transferred to the customer, the sales price is fixed and determinable, and the collection of the related receivable is probable. The Company reports revenue net of value added taxes if applicable.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2009 and 2008 were $1,902,351 and $ 1,560,835, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Research and development costs for the three months ended March 31, 2009 and 2008 were $288,572 and $0, respectively.

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

In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company concluded that as of March 31, 2009 and December 31, 2008 there were no significant impairments of their long-lived assets.

INCOME TAXES

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax bases of existing assets and liabilities based on currently enacted tax laws and tax rates in effect in the PRC for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No material differences were noted between the book and tax bases of the Company assets and liabilities, respectively, therefore, there are no deferred tax assets or liabilities as of March 31, 2009 and December 31, 2008. Yongye Nongfeng is subject to PRC Enterprise Income Tax at a rate of 25% of net income from its foundation on January 4, 2008 to March 31, 2008, and 1.25% of gross revenue since April 1, 2008.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The financial position and results of operations of the Company’s Chinese subsidiaries are determined using the local currency (Chinese Yuan) as the functional currency, while the reporting currency is the US dollar. Assets and liabilities of the subsidiaries are translated at the prevailing exchange rate in effect at each period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income statement accounts are translated at the average rate of exchange during the period. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders’ equity. Gains and losses resulting from foreign currency transactions denominated in other than the functional currency are included in operations as incurred. Such gains and losses were immaterial for the three months ended March 31, 2009 and 2008.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, trade, related party and other receivables, accounts and other payables approximate their fair value due to the short-term nature of these instruments.

NET INCOME PER SHARE

Basic net income per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period, but excludes the 4,000,000 “September Escrow Shares” according to the “September Escrow Agreement” (see Note 8). The Company attained the 2008 “Net Income Threshold” (see Note 8), therefore the 2,000,000 “April Escrow Shares” is included in denominator. Diluted net income per share reflects the potential dilution that would occur upon the exercise of outstanding warrants at March 31, 2009. The warrants are anti-dilutive for the three months ended March 31, 2009 but they and other potential common share equivalents may be dilutive in the future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurement” (FAS 157). While this statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures. FAS157 is effective for the Company beginning in this first quarter of fiscal 2009. This pronouncement does not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). The statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain others items at fair value. FAS 159 is effective for the Company beginning in this first quarter of 2009. This pronouncement does not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (FAS 161).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for the Company beginning in this first quarter of 2009. This pronouncement does not have a material impact on the Company’s financial statements.

NOTE 3-ACCOUNT RECEIVABLE

Net accounts receivable at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008

Account receivable	$6,360,356	$3,053,380
Less: allowance for doubtful accounts	(232,010)	(305,338)
Total	$6,128,346	$2,748,042

Of the accounts receivable at March 31, 2009, $2,191,189 was paid by a customer on March 30, 2009, but due to the transfer process between its bank and ours, the Company was credited for the amount on April 1, 2009.

A bad debt provision of $73,701 was reversed for the three months ended March 31, 2009. No bad debt expense provision was required for the three months ended March 31, 2008.

NOTE 4-INVENTORIES

Inventories at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008

Finished goods	22,152,212	20,664,930
Consumables	49,038	43,263
Total	$22,201,250	$20,708,193

NOTE 5-PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008

Buildings and structures	$3,661,586	$3,656,992
Machinery and equipment	1,481,827	673,480
Office equipment and furniture	202,272	85,087
Vehicles	1,347,461	824,013
Software	17,178	17,156
Leasehold improvements	219,119	218,844
	6,929,443	5,475,572

Less: Accumulated depreciation	212,230	107,498

Total	$6,717,213	$5,368,074

Depreciation expense for the three months ended March 31, 2009 and 2008 was $104,582 and $42,784, respectively.
Among the vehicles, 14 cars in the initial amount of $865,514 were pledged for the initial long-term banks loans of $528,661 which were received for purchasing those cars (see Note 7).

NOTE 6- INTANGIBLE ASSETS

Net intangible assets at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008

Patent	$106,192	$106,059
Less: accumulated amortization	13,274	10,606

Total	$92,918	$95,453

Product patent was acquired by the Company in March 2008 with an estimated useful life of 10 years. It is amortized using the straight-line method over its useful life commencing on April 1, 2008. Amortization expense for the three months ended March 31, 2009 and 2008 amounted to $2,654 and $0, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years is $10,606.

NOTE 7 – LONG-TERM LOANS

From August 2008 to March 2009, the Company financed the purchase of 14 cars with initial bank loans of $528,661. The Company pledged those 14 cars with an initial value of $865,541 to the loans. The loans all have 3-year terms and are paid in monthly installments. Interest on the loans ranges from 5.45% to 14.80% annually. These loans were obtained by individuals who are employees of the Company on behalf of the Company. The Company and the individuals entered into agreements of trust whereby the Company is entitled to the cars and is responsible for payments on the loans. Under the loan agreements, the Company must make specified payments monthly. The aggregate amount of such required payments at March 31, 2009 is as follows:

2009	$152,856
2010	203,807
2011	157,261
2012	5,991
Total	519,915
Less: Amount representing interest	(61,969)
Total at present value	$457,946

For the period ended, March 31, 2009, the current portion of long-term loans was $166,448 which is scheduled to be repaid on or before March 31, 2010, while the long-term portion is $291,498. The Company's total payments under the agreements were $44,955, which included interest expense of $9,833, during the three months ended March 31, 2009.

NOTE 8 - CAPITAL STOCK

Capital stock

Concurrent with the “Share Exchange”, the Company entered into a securities purchase agreement (the “April Purchase Agreement”) with certain investors (the “April Investors”) for the sale in a private placement of an aggregate of 6,495,619 shares of our Common Stock (the “April Investor Shares”) for aggregate gross proceeds equal to $10,000,651 (the “April Offering”).

On September 5, 2008, we entered into a securities purchase agreement (the “September Purchase Agreement”), with certain Qualified Institutional Buyers (the “September Investors”), for the sale in a private placement of an aggregate of 6,073,006 shares of our Common Stock (the “September Investor Shares”) for aggregate gross proceeds equal to approximately $9,350,000 (the “September Offering”).

Warrants

Concurrent with the “April Investor Shares”, the Company issued 1,623,905 warrants to purchase 1,623,905 shares of Common Stock (the “April Warrants”) to “April Investors”. The warrants issued have a 5 years exercise period with an exercise price of $1.848. There were another 649,562 warrants issued to Roth Capital Partners LLC (“Roth”) as the “Placement Agent” and these were issued with the same exercise price and term as the April Warrants.

Concurrent with the “September Investor Shares”, the Company issued 1,518,253 warrants to purchase 1,518,253 shares of Common Stock (the “September Warrants”). The warrants issued have a 5 years exercise period with an exercise price of $1.848. There were another 607,301 warrants issued to Roth as the “Placement Agent” and these were issued with the same exercise price and term as the September Warrants.

On September 12, 2008 Roth Capital executed an irrevocable cashless exercise of its warrants and purchased 686,878 shares in the aggregate of Common Stock of the Company pursuant to the April 17, 2008 and September 5, 2008 Placement Agent Warrants. In exchange for the issuance of 354,987 shares, Roth surrendered 649,562 warrants received in the April Offering; and in exchange for 331,891 shares, Roth surrendered 607,301 warrants received in the September Offering. At March 31, 2009, there are 3,142,158 warrants outstanding with a weighted average exercise price of $1.848. Of this total, 1,623,905 expire in April 2013 and 1,518,235 expire in September 2013.

Escrow shares

In connection with the April Offering, we also entered into an escrow agreement with Roth as a representative of the Investors, Tri-State Title & Escrow LLC (the “Escrow Agent”) and Full Alliance International Limited (The “Full Alliance”), one of the Shareholders (the “April Escrow Agreement”), pursuant to which 2,000,000 of the Shares (the “April Escrow Shares”) were delivered to the Escrow Agent. The Escrow Shares are being held as security for the achievement of $10,263,919 after tax net income (“ATNI”) for the year ended December 31, 2008 (the 2008 “Net Income Threshold”). As shown in the 2008 Form 10-K, the ATNI threshold has been achieved. The releasing back of Escrow Shares to Full Alliance was not completed as of March 31, 2009.

In connection with the September Offering, we entered into an escrow agreement with Roth, the Escrow Agent and Full Alliance (the “September Escrow Agreement”), pursuant to which 4,000,000 of the Shares issued to Full Alliance in the Share Exchange (the “September Escrow Shares”) were delivered to the Escrow Agent. Of the September Escrow Shares, 2,000,000 shares (the “Make Good Escrow Shares”) are being held as security for the achievement of 2008 and 2009 Make Good ATNI in the following manner. If the Company achieves (i) the 2008 Net Income Threshold, and (ii) fully diluted earnings per share reported in the 2008 Annual Report on Form 10-K filed with the SEC (the “2008 Annual Report”), of no less than $0.42 (the “2008 Guaranteed EPS”), then the provisions described in the following paragraph apply with respect to the achievement of 2009 net income and fully diluted earnings per share targets and the Make Good Escrow Shares will be retained in escrow for the achievement of certain net income and fully diluted earnings per share targets for the year ending December 31, 2009. If the Company does not achieve the Make Good ATNI, the Make Good Shares will be released pro-rata to the September Offering investors. As shown in the 2008 Form 10-K, the ATNI and EPS thresholds have been achieved.

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

The remaining 2,000,000 escrow shares are being held as security for the timely issuance of Inner Mongolia Yongye’s fertilizer License into the name of Yongye Nongfeng Biotechnology Co. and completion of the CJV Restructuring as defined below (the “Restructuring Make Good Shares”). This license is issued by the Ministry of Agriculture and gives the owner the right to manufacture and sell fertilizer products domestically. In the event that (1) the License has not been issued to Yongye Nongfeng Biotechnology by June 30, 2009, or such later date as agreed to by us and the September Investors holding a majority of the September Investor Shares at such time (the “License Grant Date”), or (2) the License has been issued by the License Grant Date, but the CJV Restructuring is not completed by the Restructuring Completion Date, the Restructuring Make Good Shares shall be transferred in accordance with the September Escrow Agreement to the September Investors on a pro-rata basis for no consideration other than their respective investment amounts paid to us at the closing of September Offering. The “Restructuring Completion Date” shall be the date that is 132 calendar days after the License Grant Date. If the License is issued by the License Grant Date and the CJV Restructuring is completed by the Restructuring Completion Date, the Restructuring Make Good Shares shall be returned to Full Alliance.

NOTE 9 - NONCONTROLLING INTEREST

The Company’s main operating subsidiary was incorporated on January 4, 2008 under the corporate laws of the PRC by Inner Mongolia Yongye and ASO, a Hong Kong based company. During the year ended December 31, 2008, the Predecessor invested $100,000 in Yongye Nongfeng by contributing a patent and ASO made 4 cash investments totaling $ 16,778,741. No additional investment in CJV was made by Inner Mongolia Yongye or ASO during the three months ended March 31, 2009.

Inner Mongolia Yongye was a 0.5% owner of Yongye Nongfeng and ASO 99.5% pursuant to a Sino-Foreign Cooperative Joint Venture Contract (the “Contract”). However, ASO didn’t fully pay the contractual registered capital into Yongye Nongfeng. Based upon actual capital injection into the CJV, Inner Mongolia Yongye is a 0.6% owner of Yongye Nongfeng Biotechnology and ASO is a 99.4% owner. For the three months ended March 31, 2009, net income attributable to noncontrolling interest was $18,522.

NOTE 10 - STATUTORY COMMON WELFARE FUND

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

(iii)
 Allocation of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees. Chinese companies invested in by companies registered outside mainland China, including joint ventures, are exempted from contributing to this fund;

(iv)	Allocations to the discretionary surplus reserve, if approved in the shareholders’ annual general meeting.

The Company’s subsidiary, Yongye Nongfeng, provided $281,369 to the statutory surplus reserve for the three months ended March 31, 2009. Yongye Nongfeng did not provide a reserve for the welfare fund for the three months ended March 31, 2008.

NOTE 11 EMPLOYEE BENEFIT PLANS

The employees of the Company who are domiciled in the PRC receive coverage under a comprehensive benefit plan as required by the local social security governing bureau. The calculation for contribution by eligible employees is based on 20% of the base salary. The contribution paid by the Company and Yongye Nonfeng on behalf of their employees for this defined benefit plan was $12,205 and $5,366 for the three months ended March 31, 2009 and 2008, respectively.

In addition, the Company is required to contribute a portion of the employees’ base salary for those employees domiciled in Beijing in the following manner - approximately 10% for medical benefits, 1.5% for unemployment benefits and 1.3% for workers compensation. Contributions for the employees located in Inner Mongolia for these benefits are not required for the three months ended March 31, 2009 and 2008. The PRC government is directly responsible for the payments of the benefits to these employees. The amounts contributed by the Company and Yongye Nonfeng were $5,870 and $2,802 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 12 – INCOME TAXES

A reconciliation between taxes computed at the United States statutory rate of 34% and the Company’s and Yongye Nongfeng’s effective tax rates is as follows:

	Yongye Biotechnology International, Inc. and Subsidiaries	Yongye Nongfeng
	Three months ended March 31, 2009	Three months ended March 31, 2008

Income before income taxes	$3,272,742	$1,493,708
Income tax on pretax income at statutory rate	1,112,732	507,861
Effect of different tax rates of subsidiary operating in other jurisdictions	(957,285)	(134,434)
Income tax at effective rate	$155,447	$373,427

NOTE 13 – LEASE COMMITMENTS

The Company entered into a building lease to secure the Beijing office. The lease for the Beijing office spans from January 1, 2008 to December 31, 2010. The lease expense for the Beijing office was $62,262 and $55,338 for the three months ended March 31, 2009 and 2008, respectively. Future minimum lease payments under non-cancellable operating lease agreements at March 31, 2009 are as follows:

December 31, 2009	$176,147
December 31, 2010	231,484
Total	$407,631

NOTE 14 – RELATED PARTY TRANSACTIONS AND BALANCES

As of March 31, 2009, the Predecessor is a 0.6% shareholder of the Company’s main operating subsidiary, Yongye Nongfeng, and is Yongye Nongfeng’s only vendor, providing $7,363,768 (100%) and $8,946,780 (100%) of the Company’s purchased finished goods for the three months ended March 31, 2009 and 2008, respectively. According to the contract, the Predecessor sells to Yongye Nongfeng at fixed prices of RMB 350 per case for plant products and RMB 120 per case for animal products.

As of March 31, 2009 and December 31, 2008, due to the contract manufacturer (Predecessor Company) was $90,169 and $46,739, respectively, and represented the payable generated in purchasing inventory. Due from related party was $274,758 which represented the payment the Company made for the Predecessor for its professional fees and research and development fee of $192,983. It also included $81,775 paid for individual income tax for employees which was subsequently collected through salary deductions. As of December 31, 2008, due from related party is $192,741 and represents the payment the Company made for the Predecessor for its professional fees and research and development fee. The amounts are unsecured and non-interest bearing, and have no defined payment terms.

Yongye Nongfeng and the Predecessor entered a lease-exchange arrangement to lease land, buildings and equipment to each other. On June 1, 2008, a land lease agreement was entered into in which Yongye Nongfeng would lease land of 74,153 square meters from the Predecessor from June 1, 2008 to May 31, 2009. On September 28, 2008, a building lease agreement and an equipment lease agreement were entered into in which the Predecessor would lease a building of 3,967 square meters and a set of equipment from Yongye Nongfeng from September 28, 2008 to September 27, 2009. The estimated value of rentals of land lease and the combination of building and equipment lease are not materially different. Therefore, pursuant to the agreements, both Yongye Nongfeng and the Predecessor would not charge any rental to each other for the lease. Additionally, the rental income to be received by the Company and the rental expense to be paid are not material to the Company’s 2009 and 2008 results of operations and therefore have not been included.

In March 2009, Yongye Nongfeng purchased a set of machinery and equipment, vehicles and office equipment in the amount of $940,531 from Inner Mongolia Yongye (See Note 5 for details of property and equipment).

NOTE 15-NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share for the periods indicated:

	Yongye Biotechnology	Yongye
	International, Inc.	Nongfeng
	and Subsidiaries
	Three months ended	Three months ended
	March 31, 2009	March 31, 2008

Numerator used in basic net income per share:
Net income	$3,098,773	$1,120,281

Shares (denominator):
Weighted average ordinary shares outstanding	22,760,258	11,444,755
Plus: weighted average incremental shares from assumed exercise of warrants	-	-
Weighted average ordinary shares outstanding used in computing diluted net income per ordinary share	22,760,258	11,444,755

Net income per ordinary share-basic	$0.14	$0.10
Net income per ordinary share-diluted	$0.14	$0.10

As of March 31, 2009, the Company had 3,142,156 ordinary shares equivalents outstanding that could potentially dilute basic income per share in the future, but which were excluded in the computation of diluted income per share in the periods presented, as their effect would have been anti-dilutive.

NOTE 16 -CONCENTRATIONS AND CREDIT RISKS

At March 31, 2009 and December 31, 2008, the Company had a credit risk exposure of uninsured cash in banks of approximately $1,424,268 and $4,477,477, respectively. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

Five major customers accounted for 90% and one major customer accounted for 39% of the Company’s net revenue for the three months ended March 31, 2009. Five major customers accounted for 99% and one major customer accounted for 55% of Yongye Nongfeng’s net revenue for the three months ended March 31, 2008. The Company and Yongye Nongfeng’s total sales to five major customers were $11,179,457 and $9,431,953 for the three months ended March 31, 2009 and 2008, respectively.

Yongye Biotechnology International, Inc. and Subsidiaries			Yongye Nongfeng
Three months ended March 31, 2009			Three months ended March 31, 2008
Largest Customers	Amount of Sales	% Total Sales	Largest Customers	Amount of Sales	% Total Sales
Customer A	$4,852,042	39%	Customer A	$5,194,640	55%
Customer B	$2,220,083	18%	Customer E	$2,720,548	29%
Customer C	$1,739,657	14%	Customer C	$1,007,885	10%
Customer D	$1,290,789	10%	Customer F	$379,941	4%
Customer E	$1,076,886	9%	Customer D	$128,939	1%
Total	$11,179,457	90%	Total	$9,431,953	99%

The Predecessor is the Company’s only vender who provided 100% of the Company purchased finished goods for the three months ended March 31, 2009 and 2008 in the amount of $7,363,768 and $8,946,780, respectively.

The company's business is subject to seasonal variations; thus, the results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of a full year's results. Generally, the second and third quarters are peak sales periods, and first and fourth quarters are low sales periods for the Company.

The Company’s operations are carried out in the PRC. Accordingly, the Company and the Predecessor’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 17 – RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 2008 balances in order to conform to the current period’s presentation.

Item 2. Management’s Discussion and Analysis of Operations and Financial Conditions.

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

We are headquartered in Beijing, China and Inner Mongolia. Yongye’s contract manufacturer is located in the province of Inner Mongolia in China. Currently, we sell two lines of product based on our fulvic acid base: plant nutrition liquid compound and animal nutrition food additive. Our products start with our fulvic acid base, which is added to other natural substances to customize the base for use in our plant or animal lines of products. Our plant products add naturally occurring macro and micro nutrients such as nitrogen, phosphorus, potassium, boron and zinc. Our animal products add natural herbs which provide antibiotic type properties.

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

Recent Developments

We have recently begun working with distributors in five new provinces, Yunnan, Hainan, Liaoning, Jilin and Heilongjiang, and these distributors are beginning to put our products into a trials process in each province. While we do not expect these provinces to generate a significant portion of our revenue for 2009, our plan is for them to begin to generate revenue in the same manner as our other provinces: strong growth after several growing seasons due to a successful trials process carried out by our distributors. Two of these provinces are in regions with less seasonality impacts on farming and this would help mitigate some or the seasonality on sales which we experience annually. Additionally, we began packaging our animal product into larger containers for bulk sales into farming areas.

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

Supply of Finished Goods

Currently, we purchase our finished goods from our main supplier, Inner Mongolia Yongye and then sell it through our distribution system. In order to generate greater profit margins, we set out to control our cost of goods sold and have put into place a fixed rate contract with our main supplier and this will extend over the next four years. Each quarter we will go through a review process with our supplier to adjust the fixed rate for the next quarter. We have not received any rate increases in 2009.

Seasonality

We typically face the seasonal, weather related, demand patterns similar to other companies in our sector. In general, the first and fourth quarters are typically our slowest quarters while the second and third quarters drive the bulk of our overall sales. Our Shengmingsu plant line faces the most seasonality of our two product lines with our Shengmingsu for animals experiencing less fluctuation during the year due to seasonal buying patterns.

Drought

 In the last half year of 2008 and beginning of 2009, there have been many news reports of the drought occurring in certain areas of China and the Company has been concerned about the potential impact this would have on the agriculture sector and thus on our operations. We have done much to investigate this important situation through our contact with government agencies, sales and support staff, our distributors, and the retail focused branded store network. We feel we have a very good pulse on the overall activity in the farming communities we serve and our overall assessment is that the impact was not felt on our year end 2008 results and has not been felt on our revenue for the quarter ended March 31, 2009 results. Additionally, we do not expect drought related impacts to curtail any of our sales activities in the near term for the reasons described below.

The first quarter of 2009 has seen many improvements in rainfall and the aggressive irrigation of crops by governmental agencies. These improvements have mitigated much of the water shortages faced by farmers in many of the drought impacted areas. The most significant of these interventions are aggressive governmental interventions including massive spending with the goal of increasing irrigation from other water sources as well as from additional rainfall through cloud seeding. Additionally, the government has begun their stimulus package injections into the agriculture community to help ward off the affects of any drought induced financial hardships. The USDA reported that by the end of February, Chinese officials had cancelled the drought emergency and declared that conditions had returned to normal. According to the Ministry of Agriculture, as of March 1 the amount of winter wheat affected by drought in the top eight provinces had dropped by 80 percent to 2.17 million hectares, of which only 461,330 hectares were rated as seriously affected. The drought continued to weaken through March with the arrival of additional moderate to heavy rainfall and cooler temperatures.

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

Agriculture Sector

Agriculture continues to be a heavily invested sector in China. Brand name investors continue to invest into China’s agriculture space because they have confidence in China’s long term outlook. The market volume for agriculture products is huge, both for domestic sales and export and there is no set threshold for foreign investment into the sector as opposed to other industries, such as energy, finance, mining, and telecommunications. This is driven by the growing demand for higher quality food products domestically and international reliance on food products from China. Currently, China is the world’s biggest grower and consumer of grains and yet must boost crop yields by at least 1 percent a year to ensure the country has enough food to feed its 1.3 billion people, according to the Minister of Agriculture, Sun Zhengcai. Additional policy changes will include protecting farmland and working to increase rural incomes to retain farming interest.

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

RESULTS OF OPERATIONS

Financial Highlights

YONGYE BIOTECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Yongye Biotechnology International, Inc. and Subsidiaries For the Three Months Ended March 31, 2009	Yongye Nongfeng For the Three Months Ended March 31, 2008
	(Unaudited)	(Unaudited)

SALES	$12,435,775	$9,528,055

COST OF SALES	5,902,607	4,484,261

GROSS PROFIT	6,533,168	5,043,794

SELLING EXPENSES	2,620,298	3,192,797

RESEARCH & DEVELOPMENT EXPENSES	288,572	-

GENERAL AND ADMINISTRATIVE EXPENSES	345,157	357,192

INCOME FROM OPERATIONS	3,279,141	1,493,805

OTHER EXPENSES
Interest expenses	5,958	-
Other expenses	441	97
TOTAL OTHER EXPENSES	6,399	97

INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	3,272,742	1,493,708

PROVISION FOR INCOME TAXES	155,447	373,427

NET INCOME	3,117,295	1,120,281

LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTERST	18,522	-

NET INCOME ATTRIBUTABLE TO YONGYE BIOTECHNOLOGY INTERNATIONAL, INC.	3,098,773	1,120,281

OTHER COMPREHENSIVE INCOME Foreign Currency Translation Adjustment	47,945	30,531

COMPREHENSIVE INCOME	$3,146,718	$1,150,812

Net income per share:
Basic	$0.14	$0.10
Diluted	$0.14	$0.10
Weighted average shares used in computation:
Basic	22,760,258	11,444,755
Diluted	22,760,258	11,444,755

THREE MONTHS ENDED MARCH 31, 2009 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2008

Our business for the three months ended March 31, 2009 remained on track with our estimates due to the growth in revenue of 31% and the overall growth of net income of 177% over the same period in 2008. This demonstrates that while the first quarter is one of our slower quarters due to seasonality, we were still able to increase sales to meet our overall growth plans. This is due largely to the Company selling over 97,465 units of its plant nutrient product in the quarter ended March 31, 2009, which was a 26% increase over the 75,596 units sold in the corresponding period in 2008. This increase in units sold was due primarily to expansion of the distribution network, and a strong performance by the distributors who develop and maintain the independently owned, branded store network which sells our plant products.

Net Sales

Sales of $12,435,775 in the first quarter of 2009 was an increase of $2,907,720 from $9,528,055 in the same period in 2008, which was an overall increase of 31% in revenue. This increase was driven by increased customer demand throughout our distribution channels including an increase in the number independently owned stores brought into our network which are now selling our product. Included in the 31% increase is 6% attributable to appreciation of Chinese Yuan related to US dollar in three months ended March 31, 2009 compared to three months ended March 31, 2008.

Sales Revenue and Gross Profit

Sales revenue increased by $2,907,720 to $12,435,775 in the period ended March 31, 2009 from $9,528,055 in the same period ended March 31, 2008 which was a 31% increase overall. Gross Profit also increased 30% over the prior period, which was an increase from $5,043,794 to $6,533,168, or $1,489,374, over the period ended March 31, 2008. Gross Margin stayed flat between the two periods and was primarily due to our fixed rate contract with our finished goods supplier which has remained constant in price since it was established.

The number of independently owned stores brought into our branded store network grew to 2,000 in the period ended March 31, 2009 from 350 in the same period ended March 31, 2008, which was an increase of 471%. This was due in large part to continued growth of the network throughout 2008 and the conversion of many non-branded stores into branded stores. Additionally, another 1,500 of these stores were brought into our network and either carry our product as a retail sales point or are on a “trials” basis and will be evaluated by the distributor as to their qualifications to become a branded store. This brings the total number of stores selling our Shengmingsu product to 3,500.

Sales by Product Line

The revenue of our plant product increased 32% and the revenue of our animal product increased 22% in the period ended March 31, 2009 compared to the same period in 2008.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased by $295,962 to $3,254,027 in the period ended March 31, 2009 from $3,549,989 in the previous period in 2008, which was a 8% decrease. As a percentage of sales for this period ended March 31, 2008, SG&A decreased 11% to 26% as compared to 37% in the period ended March 31, 2008. This decrease in overall percentage of sales was due primarily to one-time going public company expenses incurred by the Company in the period ended March 31, 2008.

Research and Development

Additionally, we incurred $288,572 of research and development fees in the period ended March 31, 2009 as compared to $0 in the period ended March 31, 2008. This is a planned increase in the scope of our business as contemplated in the cooperation agreement when the CJV was established and will enable the Company to further develop the Shenmingsu brand of products .

Income Tax

The Company did not carry on any business and did not maintain any branch office in the United States during the three months ended March 31, 2009 and 2008. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

The Company’s Cooperative Joint Venture subsidiary, Yongye Nongfeng Biotechnology Co., (“Yongye Nongfeng”), is subject to PRC Enterprise Income Tax at a rate of 25% of net income from its foundation on January 4, 2008 to March 31, 2008, and 1.25% of gross revenue since April 1, 2008.

For the three months ended March 31, 2009, the Company’s income tax expense was $ 155,447 and income tax payable as of March 31, 2009 was $352,644 compared to $373,427 and $381,255 for the same period in 2008.

Net income

Net income for the period ended March 31, 2009 increased by $1,978,492 to $3,098,773 from $1,120,281 in the same period ended March 31, 2008, which was a 177% increase. However, this also represented an increase in net margin of 13% in the period ended March 31, 2009 to 25% compared to 12% in the same period ended 2008. This is due to a more normal operating cycle of expenses as mentioned above.

Foreign Currency Translation and Transactions

The financial position and results of operations of the Company’s Chinese subsidiaries are determined using the local currency (Chinese Yuan) as the functional currency, while the reporting currency is the US dollar. Assets and liabilities of the subsidiaries are translated at the prevailing exchange rate in effect at each period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income statement accounts are translated at the average rate of exchange during the period. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders’ equity. Gains and losses resulting from foreign currency transactions denominated in other than the functional currency are included in operations as incurred. Such gains and losses were immaterial for the three months ended March 31, 2009 and 2008.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Liquidity and Capital Resources

The Company has historically financed our operations and capital expenditures principally through shareholder loans, bank loans, and cash provided by operations. As is customary in the industry, we provide payment terms to most of our distributors which typically exceed the terms that we ourselves receive from our finished goods suppliers. Therefore, the Company’s liquidity needs have generally consisted of working capital necessary to finance receivables and raw material inventory. We believe that our existing cash, cash equivalents and cash flows from operations and from the Offering will be sufficient to meet our anticipated future cash needs for the remaining growing season. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Therefore, there can be no assurance that such additional investment will be available to us, or if available, that it will be available on terms acceptable to us.

The Financial Crisis

While in many ways imperceptible to the general populace in China, the global credit crisis has indeed impacted China over the past six to nine months. The consumer goods and logistics industries have been the hardest hit with increased prices and decreased demand which has resulted in factory closings primarily in the south. However, some have said this is a blessing in disguise as China aims to modify its economic structure after three decades of breakneck growth. "With such a high reliance on international trade, it's impossible for China to avoid the impact of the global turbulence, so economic slowdown is inevitable," says Tang Min, deputy secretary-general of the China Development Research Foundation, which was initiated by a policy advisory body of the Cabinet. "However, the crisis is a timely warning that China's growth is unsustainable in the traditional pattern, relying too much on external demand," says Tang. "It can force us to change for the better." China's economy has maintained an average annual growth of about 10 percent for 30 years since the reform and opening-up policy was adopted, compared with a mere 3.3 percent for the world economy. For the last five years, it expanded 10.6 percent each year on average.

While regulators are struggling to fix the world’s troubled financial institutions, they may take heart from the experience of China’s large state-owned banks. In the late 1990s, Chinese state lenders were all but insolvent, with nonperforming loan ratios at many banks exceeding 50 percent. A decade later, China’s state banks have found their footing—and have managed to keep it amid a global financial crisis that has their European and US counterparts reeling. The bad-loan ratio has been reduced, and this year China’s state banks expect solid profits and continued rapid growth—despite the global downturn. What’s more, top bank executives express confidence in their capacity to heed government instructions to boost lending while effectively controlling credit risk.

In summary, our cash flows were:

Net cash used in operating activities decreased in the period ended March 31, 2009 by $1,865,747 to $1,671,107 from net cash provided by operating activities of $194,640 for the period ended March 31, 2008, which represented a 959% decrease over the prior period. These changes were mainly brought about by changes as follows: a decrease in cash used for accounts receivable of $3,897,395, a decrease in cash used for inventories of $3,089,386 but a decrease in the amount of accounts payable of $9,244,929. This was off-set by changes in net income of $1,978,492. Net cash used in investing activities increased by $1,232,863 to $1,446,782 in the period ended March 31, 2009 compared to the same period ended in 2008 due to acquisition of equipment of $1,446,782.

Working capital at March 31, 2009 increased by $26,133,180 to $27,259, 184 from $1,126,004 at March 31, 2008.

Financial position at quarter ended March 31, 2009 (unaudited) and the year ended December 31, 2008:

	Yongye Biotechnology	Yongye Biotechnology
	International, Inc.	International, Inc.
	and Subsidiaries	and Subsidiaries

	March 31, 2009	December 31, 2008
	Unaudited		(Increase/(decrease)
Cash	$1,424,268	$4,477,477	(68%)
Accounts Receivable, net	$6,128,346	$2,748,042	123%
PP&E, net	$6,717,213	$5,368,074	25%
Total assets	$37,250,212	$34,504,261	8%
Long term debt	$291,498	$230,121	27%
Total stockholders’ equity	$32,556,907	$29,410,189	11%

Cash decreased to $1,424,268 at the end of March 31, 2009 from $4,477,477 at the end of December 31, 2008 which was an overall decrease of $3,053,209, or 68%. This was primarily due to an increase in accounts receivable, and payments for the increase in property, plant and equipment. Accounts receivables increased by 123% to $6,128,346 as of March 31, 2009 from $2,748,042 as of December 31, 2008, due to increased growth in sales for the recent period. Of the accounts receivable outstanding on March 31, 2009, a payment of $2,191,189 was remitted by one customer on March 30, 2009, but due to an elongated cross bank transfer process, the Company didn’t receive the payment until April 1, 2009.

Property, plant and equipment increased to $6,717,213 at March 31, 2009 from $5,368,074 at December 31, 2008, which was a 25% increase and was largely due to the restructuring effort put underway as part of the September Financing whereby we were required to acquire the Predecessor’s 2000TPA equipment after being valued by an independent valuation company.

Additionally, shareholders’ equity increased by $3,146,718 to $32,556,907 at the end of March 31, 2009, which was an overall 11% increase compared to $29,410,189 on December 31, 2008 and was due primarily to an increase in retained earnings of $2,817,404 or 28% in March 31, 2009 over the period ending December 31, 2008 and an increase in statutory reserve of $281,369 or 23% in the period ending March 31, 2009 over the period ending December 31, 2008.

Accounts receivable Days Sales Outstanding decreased 2 days to 32 days for the period ended March 31, 2009 from 34 days in the same period ended 2008, which is due to our increased efforts to collect accounts receivable and gain more advanced payments from distributors. Days Sales in Inventory increased to 341 days in the period ended March 31, 2009 from 91 days in the same period ended 2008 due to our build up of inventory to prepare for the major selling season starting in the second quarter.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES.

Not required.

Item 4T. Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as required by Rule 13a-15(d) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009 our disclosure controls and procedures were effective in ensuring that material information relating to us is recorded, processed, summarized and reported within the time periods specified on SEC rules and forms and  is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

There were no changes in our internal controls over financial reporting (as defined on Rules 13a-15(f) and 15d-15(f) under the Exchange Act identified in connection with the evaluation that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART I.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A	RISK FACTORS

As a smaller reporting company, the Company is not required to make disclosures under this Item 1A.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement of Sam Yu dated March 25, 2009

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yongye Biotechnology International, Inc.

Dated: May 7, 2009	By:	/s/ Zishen Wu
Name: Zishen Wu
Title: Chief Executive Officer and President

	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Officer