Form 10-Q
period 2009-06-30
Yongye International, Inc.
filed 2009-08-19
CIK 1398551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                             to                             .

Commission File Number 000-51200

Yongye International, Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	20-8051010 (I.R.S. Employer Identification No.)
6 th Floor, Suite 608, Xue Yuan International Tower, No. 1 Zhichun Road, Haidian District Beijing, PRC (Address of principal executive offices)

Yongye Biotechnology International, Inc.
(Former name, former address and former fiscal year, if changed since last report)
+86 10 8232 8866
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). * Yes ☐ No ☐ *The registrant has not yet been phased into the interactive data requirements.

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

As of August 18, 2009, there were 32,781,065 shares of common stock, par value $.001 per share, issued and outstanding.

Item 1- Financial Statements

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008

CURRENT ASSETS
Cash	$4,860,814	$4,477,477
Accounts receivable, net - third parties	36,562,325	2,748,042
Accounts receivable, net - related party	29,219	-
Inventories	26,760,401	20,708,193
Advance payments	188,808	44,051
Due from a related party	193,046	192,741
Prepaid expenses	129,590	189,478
Other receivables	418,335	680,752
Total Current Assets	69,142,538	29,040,734

PROPERTY AND EQUIPMENT, NET	7,091,521	5,368,074

INTANGIBLE ASSETS, NET	90,274	95,453

TOTAL ASSETS	$76,324,333	$34,504,261

CURRENT LIABILITIES
Long-term loans - current portion	$183,723	$167,652
Accounts payable - related party	11,414,741	46,739
Accounts payable - third parties	41,158	-
Income tax payable	4,771,415	219,366
Advance from customers	171,847	1,869,400
Accrued expenses	5,324,376	583,880
Other payables	869,387	774,526
Total Current Liabilities	22,776,647	3,661,563

LONG-TERM LOANS	273,615	230,121

EQUITY
Common stock: par value $.001; 75,000,000 shares authorized; 32,594,341 shares issued and outstanding at June 30, 2009 and 26,760,258 shares issued and outstanding December 31, 2008	32,594	26,760
Additional paid-in capital - Common stock	21,799,562	13,976,900
Additional paid-in capital - Warrants	4,203,075	3,883,432
Retained earnings	25,611,901	11,191,997
Accumulated other comprehensive income	342,232	331,100
Total Equity of the Company’s Shareholders	51,989,364	29,410,189
Noncontrolling interest	1,284,707	1,202,388
Total Equity	53,274,071	30,612,577

TOTAL LIABILITIES AND EQUITY	$76,324,333	$34,504,261

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008 (Restated - Note 1(c))	June 30, 2009	June 30, 2008 (Restated - Note 1(c))

SALES
External customers	$46,271,544	$17,598,671	$56,487,236	$26,896,639
Related party	-	-	2,220,083	-

TOTAL SALES	46,271,544	17,598,671	58,707,319	26,896,639

COST OF SALES	21,936,877	7,996,521	27,839,484	12,419,020

GROSS PROFIT	24,334,667	9,602,150	30,867,835	14,567,619

SELLING EXPENSES	6,450,694	777,012	9,070,992	3,997,477

RESEARCH & DEVELOPMENT EXPENSES	1,124,445	-	1,413,017	-

GENERAL AND ADMINISTRATIVE EXPENSES	785,565	454,697	1,130,722	812,125

INCOME FROM OPERATIONS	15,973,963	8,370,441	19,253,104	9,758,017

OTHER EXPENSES/(INCOME)
Interest Expense/(Income), net	10,500	(789)	16,458	(778)
Other Expenses /(Income), net	(13,178)	387,198	(12,737)	386,840

TOTAL OTHER EXPENSES/(INCOME), NET	(2,678)	386,409	3,721	386,062

INCOME BEFORE PROVISION FOR INCOME TAXES	15,976,641	7,984,032	19,249,383	9,371,955

PROVISION FOR INCOME TAXES	4,591,776	219,983	4,747,223	594,765

NET INCOME	11,384,865	7,764,049	14,502,160	8,777,190

LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	63,734	603,194	82,256	1,035,005

NET INCOME ATTRIBUTABLE TO YONGYE INTERNATIONAL, INC.	11,321,131	7,160,855	14,419,904	7,742,185

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign Currency Translation Adjustment	(36,750)	277,101	11,195	414,771

COMPREHENSIVE INCOME	11,348,115	8,041,150	14,513,355	9,191,961

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	63,528	603,194	82,319	1,035,005

COMPREHENSIVE INCOME ATTRIBUTABLE TO YONGYE INTERNATIONAL, INC.	$11,284,587	$7,437,956	$14,431,036	$8,156,956

Net income per share:
Basic	$0.37	$0.39	$0.51	$0.52
Diluted	$0.37	$0.38	$0.50	$0.51
Weighted average shares used in computation:
Basic	30,222,243	18,496,093	28,500,814	14,970,434
Diluted	30,946,016	19,084,248	28,653,708	15,089,375

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009

		Yongye International, Inc. Shareholders
		Common Stock								Comprehensive Income
		Number of Shares	Amount	Additional Paid-in Capital – Common Stock	Additional Paid-in Capital – Warrants	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total	Attributable to Yongye International, Inc. Shareholders	Attributable to Noncontrolling Interests	Total
	Note		$	$	$	$	$	$	$	$	$	$

Balance as of December 31, 2008		26,760,258	26,760	13,976,900	3,883,432	331,100	11,191,997	1,202,388	30,612,577
Net income		-	-	-	-	-	14,419,904	82,256	14,502,160	14,419,904	82,256	14,502,160
Foreign currency exchange translation adjustment, net of nil income taxes		-	-	-	-	11,132	-	63	11,195	11,132	63	11,195
Comprehensive income										14,431,036	82,319	14,513,355
Common stock and warrant issued for cash May 8, 2009 (NOTE 7)	7	5,834,083	5,834	7,822,662	319,643	-	-	-	8,148,139
Balance as of June 30, 2009		32,594,341	32,594	21,799,562	4,203,075	342,232	25,611,901	1,284,707	53,274,071

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended	For the Six Months Ended
	June 30, 2009	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,502,160	$8,777,190
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	244,805	93,263
Reversal of bad debt provision	(305,338)	-
Changes in assets and liabilities:
Accounts receivable - third parties	(33,525,463)	(20,613,347)
Accounts receivable - related party	(29,212)	-
Inventories	(6,026,638)	(5,196,266)
Advance payments	-	(65,453)
Due from a related party	33	2,397,465
Prepaid expenses	60,096	-
Other receivables	263,126	(216,795)
Accounts payable- related party	11,376,007	4,889,694
Accounts payable- third parties	41,187	-
Income tax payable	4,562,992	243,007
Advance from customers	(1,699,588)	-
Accrued expenses	4,742,049	1,882,643
Other payables	85,887	203,947

Net Cash Used in Operating Activities	(5,707,897)	(7,604,652)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(2,100,266)	(639,519)
Addition to intangible assets	-	(122,899)
Net Cash Used in Investing Activities	(2,100,266)	(762,418)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	129,593	-
Repayment of bank loans	(70,591)	-
Proceeds from common stock and warrants issued	8,984,595	10,100,651
Payment for common stock issuance costs	(836,456)	(806,159)
Net Cash Provided by Financing Activities	8,207,141	9,294,492
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	(15,641)	414,771
NET INCREASE IN CASH	383,337	1,342,193
CASH– BEGINNING	4,477,477	8,137
CASH - ENDING	$4,860,814	$1,350,330

Supplemental cash flow information:
Cash paid for income taxes	192,357	417,744
Cash paid for interest expense	21,384	-
Noncash investing and financing activities:
During the six months ended June 30, 2008, the non-controlling shareholder of Yongye Nongfeng contributed a patent valued at $100,000 to Yongye Nongfeng.

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

A. Organization

Yongye International, Inc. (the “Company”, formerly known as “Golden Tan, Inc.” or “Yongye Biotechnology International, Inc.”) was incorporated in the State of Nevada on December 12, 2006. On April 17, 2008, the Company entered into a share exchange agreement (the “Exchange Agreement”) with Fullmax Pacific Limited, a privately held investment holding company organized on May 23, 2007 under the laws of the British Virgin Islands (“Fullmax”) and the shareholders of Fullmax (the “ Fullmax Shareholders”), who collectively owned all the issued and outstanding ordinary shares of Fullmax. Pursuant to the terms of the Exchange Agreement, the Fullmax Shareholders transferred to the Company all of their shares in exchange for 11,444,755 (the “Shares”) shares of the Company’s common shares (the “Share Exchange”). As a result of the Share Exchange, Fullmax became a wholly-owned subsidiary of the Company and the Fullmax Shareholders received approximately 84.7% of the Company’s issued and outstanding common shares. Immediately prior to the date of the Share Exchange, the Company was a publicly listed shell entity with no operations and had a nominal amount of cash and, Fullmax, through its wholly-owned subsidiary, Asia Standard Oil Limited (“ASO”) and indirect subsidiary, Yongye Nongfeng Biotechnology (“Yongye Nongfeng”), was engaged in the sale of fulvic acid based liquid and powder nutrient compounds for plant and animal feed used in the agriculture industry. The Share Exchange was accounted for as a reverse recapitalization, equivalent to the issuance of stock by Fullmax for the net monetary assets of the Company accompanied by a recapitalization.

In November 2007, ASO a Hong Kong investment holding company, entered into a Sino-Foreign cooperative joint venture contract (“Contract”) with Inner Mongolia Yongye Biotechnology Co., Ltd. (“Inner Mongolia Yongye”) to form a cooperative joint venture, Yongye Nongfeng Biotechnology Co. Ltd (“Yongye Nongfeng”), pursuant to which, Inner Mongolia Yongye and ASO is to own 10% and 90% of the equity interests in Yongye Nongfeng, respectively. Inner Mongolia Yongye was formed on September 16, 2003 in the People’s Republic of China (the “PRC”). Mr. Zishen Wu, Chief Executive Officer, President and Chairman of the Company, owns a controlling 91.67% of the equity interest in Inner Mongolia Yongye. Inner Mongolia Yongye’s primary business is the research, manufacturing, and sale of biochemical products for use in plants and animal growth.  Inner Mongolia Yongye is located in the City of Hohhot, Inner Mongolia Autonomous Region PRC.

On January 4, 2008, the incorporation and establishment of Yongye Nongfeng was approved by the Inner Mongolia Department of Commerce and the Inner Mongolia Administration for Industry and Commerce. The scope of business of Yongye Nongfeng is the distribution and sale of products of Inner Mongolia Yongye.  The period of the cooperative joint venture is ten years and may be extended by a written application submitted to the relevant government authority for approval no less than six months prior to the expiration of the cooperative joint venture. Prior to the legal establishment of Yongye Nongfeng, both Fullmax and ASO were non substantive holding companies with no assets and operations and were primarily designed and used as legal vehicles to facilitate foreign participation in the business conducted by Inner Mongolia Yongye.

In May 2008, upon the agreement among Inner Mongolia Yongye, ASO and Yongye Nongfeng, the ownership of Yongye Nongfeng was revised, pursuant to which Inner Mongolia Yongye and ASO became 0.5% and 99.5% equity interests owner of Yongye Nongfeng, respectively. ASO did not fully inject its share of the capital into Yongye Nongfeng until May 31, 2009. Based upon actual capital injection into Yongye Nongfeng, Inner Mongolia Yongye and ASO were 0.6% and 99.4% owner of Yongye Nongfeng as of December 31, 2008.

B. Nature of Business

The Company, through its primary operating subsidiary, Yongye Nongfeng, is engaged in the sale of fulvic acid based liquid and powder nutrient compounds used in the agriculture industry in the PRC. In January 2008, upon receiving governmental approval of the establishment of Yongye Nongfeng, the management of Yongye Nongfeng anticipated that Yongye Nongfeng would not be able to obtain the fertilizer licensee in the near future, and therefore, Yongye Nongfeng entered into an agreement ( the “Agreement”) with Inner Mongolia Yongye, pursuant to which Yongye Nongfeng agreed to purchase finished goods products that are to be manufactured by Inner Mongolia Yongye at a fixed price of RMB 350 per case for fulvic acid plant based products and RMB 120 per case for fulvic acid animal based products .  The term of the Agreement is for the period from January 15, 2008 to January 14, 2013. Pursuant to the Agreement, the Company can terminate this by giving one month notice to Inner Mongolia Yongye. The Company is in the process of terminating the Agreement after obtaining the fertilizer license referred to in the following paragraph.

On June 1, 2009, Yongye Nongfeng obtained the approval from Ministry of Agricultural for the fertilizer license to produce fulvic acid based products to be held under its name, which was previously held in the name of Inner Mongolia Yongye. As a result, starting from June 1, 2009, Yongye Nongfeng began to manufacture and produce its own fulvic acid based products for sale.  In addition, on June 1, 2009, Yongye Nongfeng purchased all of the inventories of Inner Mongolia Yongye relating to fulvic acid based products for $12,258,000 in cash.

In March 2009, in anticipation of commencement of its own production, Yongye Nongfeng purchased production equipment, vehicle and office equipment from Inner Mongolia Yongye for approximately US$577,000, US$351,000 and US$12,000, respectively, which represent the estimated fair value of the assets based on an appraisal by independent valuers.

Yongye Nongfeng and Inner Mongolia Yongye also entered into certain lease-exchange arrangements related to land-use rights, buildings and equipment. (See Note 12)

C. Restatement of 2008 Financial Statements

In connection with the preparation of the Company’s interim consolidated financial statements as of and for the three and six months ended June 30, 2009, management identified an error in the Company’s basic and diluted net income per share presented in its previously issued consolidated financial statements.  The Company has incorrectly accounted for the April Escrow Shares and September Escrow Shares (See Note 7) as contingently issuable shares for purposes of calculating earnings per share and excluded such outstanding shares that were placed in escrow from the calculation of the weighted average number of common shares outstanding.  It was determined that since April Escrow Shares and September Escrow Shares are neither contingently cancellable nor contingently returnable to the Company, the shares should have been included in the denominator in computing the Company’s basic and diluted net income per share.

The following table presents the effect of correcting this error on the net income per share for the three and six months ended June 30, 2008.  The correcting adjustments had no impact on the Company’s previously issued consolidated balance sheet as of June 30, 2008 and consolidated statement of cash flows for the six months then ended.

	Three months ended June 30, 2008		Six months ended June 30, 2008
	As Previously Reported	As Restated	As Previously Reported	As Restated

Weighted average ordinary shares outstanding	16,847,741	18,496,093	14,146,258	14,970,434

Weighted average ordinary shares outstanding used in computing diluted net income per ordinary share.	17,435,896	19,084,248	14,265,199	15,089,375

Net income per ordinary share-basic	$0.43	$0.39	$0.55	$0.52
Net income per ordinary share-diluted	$0.41	$0.38	$0.54	$0.51

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“ U.S. GAAP”) and include the financial statements of the Company and its subsidiaries. The accompanying unaudited consolidated balance sheet as of June 30, 2009, unaudited consolidated statements of income and comprehensive income for the three months and six months ended June 30, 2009 and unaudited consolidated statements of changes in equity and cash flows for the six months ended June 30, 2009 include Yongye International, Inc. and its directly and indirectly owned subsidiaries, Fullmax, ASO and Yongye Nongfeng. The Company’s unaudited consolidated statements of income and comprehensive income and cash flows for the three months and six months ended June 30, 2008 consist of the financial results of Yongye Nongfeng for such periods and the financial results of Fullmax and ASO from the period April 17, 2008 to June 30, 2008.  For the period from January 1, 2008 to April 17, 2008, the financial results of Fullmax and ASO are not material.

All significant intercompany transactions and balances are eliminated on consolidation.

The accompanying unaudited consolidated financial statements as of June 30, 2009 and for the three months and six months ended June 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X applicable to smaller reporting companies. In the opinion of management, the accompanying unaudited consolidated interim financial statements include all adjustments considered necessary to ensure the financial statements are not misleading. Management has evaluated subsequent events that have occurred through August 19, 2009, the date of issuance of the accompanying interim financial statements as of and for the three months and six months ended June 30, 2009.

The Company's business is subject to seasonal variations; thus, the results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2009. Generally, the second and third quarters are peak sales periods, and first and fourth quarters are low sales periods for the Company.

The unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2008 that are included in the Company’s 2008 annual report on 10-K filed with the Securities and Exchange Commission.

NET INCOME PER SHARE

Basic net income per share is computed by dividing net income attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that would occur upon the exercise of outstanding warrants. Common share equivalents are excluded from the computation of the diluted net income per share in periods when their effect would be anti-dilutive.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurement” (FAS 157). While this statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures. FAS157 is effective for the Company beginning in fiscal 2008, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis, and is effective beginning in fiscal 2009, for fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of FAS 157 has no material impact on the Company’s financial statement.

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations, and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51. SFAS No. 141(R) and No. 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date.  In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies FAS141(R) to address application issues on initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. Other than the change in presentation of noncontrolling interests, the adoption of FAS 141(R) and FAS 160 has no impact on the Company’s financial statement.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (FAS 165). The statement established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. FAS 165 is effective for the Company beginning in this second quarter of fiscal 2009.

NOTE 3-ACCOUNTS RECEIVABLE

Net accounts receivable at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
Accounts receivable-third parties	$36,562,325	$3,053,380
Accounts receivable-related party	29,219	-
Less: allowance for doubtful accounts	-	(305,338)
Total	$36,591,544	$2,748,042

A bad debt provision of $232,010 was reversed for the three months ended June 30, 2009, and $305,338 was reversed for the six months ended June 30, 2009 as the total amount of the related accounts receivable, which was previously provided for as of December 31, 2008 was repaid by the customer during the six months ended June 30, 2009. No bad debt expense provision was required for the three and six months ended June 30, 2009 as management believes no accounts are uncollectible as of June 30, 2009.

The Company’s normal credit terms to customers with well-established trading records are three months while the Company generally requests other customers to pay either in advance or upon delivery.

NOTE 4-INVENTORIES

Inventories at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008

Finished goods	$19,548,221	$20,664,930
Semi-finished goods	6,669,587	-
Packing supplies	81,103	-
Raw materials	401,705	-
Consumables	59,785	43,263
Total	$26,760,401	$20,708,193

NOTE 5-PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008

Buildings and structures	$3,662,014	$3,656,992
Machinery and equipment	1,508,349	673,480
Office equipment and furniture	212,946	85,087
Vehicles	1,409,910	824,013
Software	17,180	17,156
Leasehold improvements	219,144	218,844
Construction-in-process	409,049	-
	7,438,592	5,475,572

Less: Accumulated depreciation	347,071	107,498

Total	$7,091,521	$5,368,074

Depreciation expense for the three months ended June 30, 2009 and 2008 was $134,912 and $45,190, respectively.  Depreciation expense for the six months ended June 30, 2009 and 2008 was $239,494 and $87,974, respectively. Vehicles with an original carrying amount of $996,827 were pledged as security for the long-term banks loans of $571,237 which were provided by the banks for the purchase of the vehicles (See Note 6).

NOTE 6 – LONG-TERM LOANS

From August 2008 to June 2009, the Company financed the purchase of seventeen vehicles with bank loans of $571,237. The Company pledged the seventeen vehicles with an initial carrying amount of $996,827 as security for the bank loans. The loans all have three-year terms and are paid in monthly installments. Interest rates on the loans range from 5.57% to 14.80% annually. The bank loans were initially obtained by individual employees of the Company on behalf of the Company. The Company and the individual employees entered into trust agreements whereby the Company is entitled to all the risk and ownership of the vehicles and assumes all the responsibility and obligations for making the monthly payments on the bank loans. The aggregate amount of such required payments at June 30, 2009 is as follows:

2009	$110,065
2010	220,131
2011	174,708
2012	9,432
Total	514,336
Less: Amount representing interest	(56,998)
Total at present value	$457,338

At June 30, 2009, the current portion of bank loans was $183,723 which is scheduled to be repaid on or before June 30, 2010, while the long-term portion of the bank loans is $273,615. The Company made total payments of $54,414, which included interest expense of $11,551, during the three months ended June 30, 2009.

According to the trust agreements, while the vehicles are registered under the individuals’ name, the Company receives the full risk and ownership of the vehicles, including the rights of official use of the vehicles and the rights to retain the legal title of the vehicles at the time of termination of the employment relationship with the individual. The Company assumes the risk of loss, damage, penalty and other obligations related to the operation and ownership of the vehicle, including repairs and maintenance. The Company is also required to make the initial down payment at the date of purchase and repay the bank loans. The individuals have no right to sell, lease, lend or pledge the vehicles to any other person. Consequently, the Company has recognized the cost of the vehicles as assets and the bank loans as liabilities in its consolidated balance sheet.

NOTE 7 - CAPITAL STOCK

Capital stock

Concurrent with the “Share Exchange”, the Company entered into a securities purchase agreement on April 17, 2008 with certain investors (the “April Investors”) for the sale in a private placement of an aggregate of 6,495,619 shares of the Company’s common stock, par value $0.001 per share (the “April Investor Shares”) for aggregate gross proceeds equal to $10,000,651 (the “April Offering”).

On September 5, 2008, the Company entered into a securities purchase agreement, with certain investors (the “September Investors”), for the sale in a private placement of an aggregate of 6,073,006 shares of the Company’s common stock, par value $0.001 per share (the “September Investor Shares”) for aggregate gross proceeds equal to approximately $9,350,000 (the “September Offering”).

On May 8, 2009, the Company entered into a securities purchase agreement with certain investors (the “May Investors”), for the sale in a private placement of an aggregate of 5,834,083 shares of the Company common stock, par value $0.001 per share (the“May Shares”) for a aggregate gross proceeds equal to $8,984,488 (the “May Offering”).

In connection with the May Offering, the Company entered into a registration rights agreement with the investors, in which the Company agreed to file a registration statement with the SEC to register for resale the shares, including the shares to be issued under the warrants (see below), within 45 calendar days of the closing date of the May Offering, and to use its best efforts to have the registration statement declared effective within 150 calendar days of the closing date of the May Offering.  The Company is obligated to pay liquidated damages of 1% of the dollar amount of the shares sold in the May Offering per month, payable in cash, up to a maximum of 10%, if the registration statement is not filed and declared effective within the foregoing time periods.  Offering expenses for the issuance of the shares were $836,456, which were recorded as a reduction of Additional Paid-in Capital on the June 30, 2009 Consolidated Balance Sheet.

Warrants

Concurrent with the “April Investor Shares”, the Company issued 1,623,905 warrants to purchase 1,623,905 shares of the Company’s common stock (the “April Warrants”) to the “April Investors”. The warrants issued have a 5 years exercise period with an exercise price of $1.848. In addition, 649,562 warrants were issued to Roth Capital Partners LLC (“Roth”) as the placement agent with terms and exercise price identical to the warrants issued to the April Investors.

Concurrent with the “September Investor Shares”, the Company issued 1,518,253 warrants to purchase 1,518,253 shares of the Company’s common stock (the “September Warrants”) to the “September Investors”. The warrants issued have a 5 years exercise period with an exercise price of $1.848. In addition, 607,301 warrants were issued to Roth as the placement agent with terms and exercise price identical to the warrants issued to the September Investors.

On September 12, 2008 Roth Capital executed an irrevocable cashless exercise of its warrants and was issued 686,878 shares of common stock of the Company pursuant to the April 17, 2008 and September 5, 2008 warrants issued to Roth as placement agent. In exchange for the issuance of 354,987 shares, Roth surrendered 649,562 warrants received in the April Offering; and in exchange for the issuance of 331,891 shares, Roth surrendered 607,301 warrants received in the September Offering.

Concurrent with the offering of “May Shares”, the Company issued to Roth as the placement agent, 246,224 warrants.  The warrants have a 5 years exercise period and an exercise price of $1.848.

At June 30, 2009, there are 3,388,382 warrants outstanding with a weighted average exercise price of $1.848.  Of this total, 1,623,905 expire in April 2013, 1,518,253 expire in September 2013 and 246,224 expire in May 2014.

The Company has accounted for these warrants (issued to Roth and the investors) as equity instruments. The proceeds received in the respective offerings were allocated based on the relative fair values of the Company’s common stocks and the warrants at the time of issuance.

The fair values of the warrants granted are as follows:

	April Offering	September Offering	May Offering

Fair value of Warrant per share (US$)	1.82	3.47	1.73

The fair values of the warrants were determined based on the Black-Scholes option pricing model, using the following assumptions:

	April Offering	September Offering	May Offering

Expected volatility	103%	103%	135%

Expected dividends yield	0%	0%	0%

Expected term	5 years	5 years	5 years

Risk-free interest rate per annum	2.90%	2.96%	2.15%
Fair value of underlying Common Shares (per share)	2.30	4.08	1.96

Escrow shares

In connection with the April Offering, the Company entered into an escrow agreement with Roth as a representative of the April Investors, Tri-State Title & Escrow LLC (the “Escrow Agent”) and Full Alliance, one of the Company’s shareholders (the “April Escrow Agreement”), pursuant to which 2,000,000 shares of the Company held by Full Alliance (the “April Escrow Shares”) were delivered to the Escrow Agent. The Escrow Shares were held for the Company’s achievement of $10,263,919 after tax net income (“ATNI”) for the year ended December 31, 2008 (the “2008 Net Income Threshold”). As reported in the Company’s 2008 Form 10-K, the ATNI threshold has been achieved. The Escrow Shares were released in full back to Full Alliance as of June 30, 2009.

In connection with the September Offering, the Company entered into an escrow agreement with Roth, the Escrow Agent and Full Alliance (the “September Escrow Agreement”), pursuant to which 4,000,000 shares of the Company issued to Full Alliance in the Share Exchange (the “September Escrow Shares”) were delivered to the Escrow Agent. Of the September Escrow Shares, 2,000,000 shares (the “Make Good Escrow Shares”) are being held for the Company’s achievement of 2008 and 2009 financial targets described below:

If the Company achieves (i) the 2008 Net Income Threshold, and (ii) fully diluted earnings per share reported in the Company’s 2008 Annual Report on Form 10-K filed with the SEC (the “2008 Annual Report”) of no less than $0.42 (the “2008 Guaranteed EPS”), then the provisions described in the following sentence apply with respect to the achievement of 2009 net income and fully diluted earnings per share targets and the Make Good Escrow Shares will be retained in escrow for the achievement of certain net income and fully diluted earnings per share targets for the year ending December 31, 2009. In the event that (i) the 2009 ATNI is less than $12,649,248, or the fully diluted earnings per share reported in 2009 Annual Report on Form 10-K filed with the SEC (the “2009 Annual Report”) is less than $0.42, all of the 2,000,000 Make Good Escrow Shares shall be distributed to the September Investors on a pro-rata basis, (ii) the 2009 ATNI equals or exceeds $12,649,248 and is less than $15,811,560, or the fully diluted earnings per share reported in the 2009 Annual Report, equals or exceeds $0.42 and is less than $0.53, then the Make Good Shares equal to the product of  (i)(A) $15,811,560 minus the 2009 ATNI, divided by (B) $15,811,560, and (ii) the Make Good Escrow Shares, shall be transferred to the September Investors on a pro-rata basis, and the remaining share shall be returned to Full Alliance, (iii) the 2009 ATNI exceeds $15,811,560, the 2,000,000 Make Good Escrow Shares will be released back to Full Alliance.

If the Company does not achieve (i) the 2008 Net Income Threshold, or (ii) 2008 Guaranteed EPS, the Make Good Escrow Shares will be released pro-rata to the September Offering investors. As shown in the 2008 Form 10-K, the 2008 Net Income Threshold and 2008 Guaranteed EPS have been achieved.

The remaining 2,000,000 escrow shares are being held for the timely approval obtained from Ministry of Agriculture of Inner Mongolia in relation to the transfer of fertilizer license to Yongye Nongfeng from Inner Mongolia Yongye and completion of Yongye Nongfeng’s restructuring (the “Restructuring Make Good Shares”). The fertilizer license is issued by the Ministry of Agriculture and provides the holder the right to manufacture and sell fertilizer products in the PRC.  The Company is undergoing a restructuring process under which the Company will purchase the land, buildings and equipment which comprised of the 10,000 tonnes per annum capacity of the fulvic acid based products (“Yongye Nongfeng Restructuring”).

In the event that (1) the fertilizer license has not been issued to Yongye Nongfeng by June 30, 2009, or such later date as agreed to by the Company and the September Investors holding a majority of the September Investor Shares at such time (the “License Grant Date”), or (2) the fertilizer license has been issued by the License Grant Date, but the Yongye Nongfeng Restructuring is not completed by the Restructuring Completion Date, the Restructuring Make Good Shares shall be transferred in accordance with the September Escrow Agreement to the September Investors on a pro-rata basis for no consideration. The “Restructuring Completion Date” shall be the date that is 132 calendar days after the License Grant Date. The fertilizer license was issued on June 1, 2009 by the Ministry of Agriculture to Yongye Nongfeng in accordance with the deadline, however Yongye Nongfeng Restructuring is required to be completed by the Restructuring Completion Date, if the Restructuring Make Good Shares shall be returned to Full Alliance. The Company is in the process of completing the legal procedures for obtaining the land and building from Inner Mongolia Yongye.

The purpose of the April Escrow Arrangement and September Escrow Arrangement was an inducement made to facilitate the respective offerings, and not part of a compensatory arrangement to management. The escrow shares will not be released or cancelled due to the discontinued employment of any management of the Company.

NOTE 8 – STATUTORY RESERVE

The Company’s subsidiary, Yongye Nongfeng, was required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principal in the PRC to a statutory surplus reserve until the reserve balance reaches 50% of their registered capital. For the six months ended June 30, 2009 and 2008, Yongye Nongfeng made appropriations to this statutory reserve of $1,412,592 and $771,107, respectively. The accumulated balance of the statutory reserve at Yongye Nongfeng as of June 30, 2009 and December 31, 2008 were $2,620,504 and $1,207,912, respectively.

In accordance with the PRC laws and regulations, Yongye Nongfeng is restricted in its ability to transfer a portion of its net assets to Yongye International, Inc. in the form of dividends, which amounted to $2,620,504 as of June 30, 2009.

NOTE 9 – INCOME TAXES

The Company’s effective income tax rate was 28.74% and 2.76% for the three-month periods ended June 30, 2009 and 2008, respectively and 24.66% and 6.35% for the six-month periods ended June 30, 2009 and 2008, respectively. Income tax expense mainly consists of foreign income tax at statutory rates and the effects of permanent differences. According to the approval from the tax authority in the city level of Hohhot in Inner Mongolia Autonomous Region, Yongye Nongfeng was assessed to use the deemed profit method to determine the amount of income tax provision for the year ended December 31, 2008 which was based on 1.25% on its gross revenue. The deemed profit method is not applicable to Yongye Nongfeng for the year ending December 31, 2009. With effective from January 1, 2009, Yongye Nongfeng applied the statutory income tax rate of 25% on its assessable income in accordance with the relevant income tax rules and regulations of the PRC. The income tax rate applied by Yongye Nongfeng to determine the income tax provision for the three and six month periods ended June 30, 2009 is consistent with the tax notice issued by the State Administration of Taxation in the PRC on July 14, 2009.

NOTE 10 – LEASE COMMITMENTS

The Company entered into an operating lease to secure an office space in Beijing, PRC. The lease term for the Beijing office is from January 1, 2008 to December 31, 2010. The lease expense for the Beijing office was $49,677 and $107,539 for the three and six months ended June 30, 2009, respectively. The lease expense for the Beijing office was $56,842 and $96,429 for the three and six months ended June 30, 2008, respectively. Future minimum lease payments under non-cancellable operating lease agreement at June 30, 2009 are as follows:

December 31, 2009	$115,756
December 31, 2010	231,512
Total	$347,268

NOTE 11 – RELATED PARTY TRANSACTIONS AND BALANCES

For the three months and six months ended June 30, 2009, the Company's subsidiary, Yongye Nongfeng purchased inventories from Inner Mongolia Yongye amounting to $30,559,654 and $37,923,422, respectively. For the three months and six months ended June 30, 2008, the Company's subsidiary, Yongye Nongfeng purchased inventories from Inner Mongolia Yongye amounting to $8,537,112 and $17,468,749, respectively.

As of June 30, 2009 and December 31, 2008, accounts payable related party were $11,414,741 and $46,739, respectively, and represented the payable for the purchases of inventories from Inner Mongolia Yongye. Due from related party was $193,046 and $192,741 as of June 30, 2009 and December 31, 2008 which represented the payment the Company made on behalf of Inner Mongolia Yongye for audit fees and research and development fees in the year ended December 31, 2008. As of June 30, 2009, accounts receivable related party was $29,219 and represented the receivable from Hubei Longshangxing Xinnongcun Fuwu Youxiangongsi, which is 51% owned by Inner Mongolia Yongye, for the sale of fulvic acid plant based products. For the six months ended June 30, 2009, the Company sold products of $2,220,083 to Hubei Longshangxing Xinnongcun Fuwu Youxiangongsi.

For the six months ended June 30, 2008, the Company borrowed $1,638,581 from Yin Ping, the wife of CEO Mr. Zishen Wu, $762,524 from Inner Mongolia Yongye and $10,000 from Kim McElroy, a director of the Company who resigned in April 2008. The amounts are unsecured and non-interesting bearing, and were repaid in full as of December 31, 2008.

In March 2009, Yongye Nongfeng purchased machinery and equipment, vehicles and office equipment in the amount of $940,531 from Inner Mongolia Yongye (See Note 1).

Yongye Nongfeng and Inner Mongolia Yongye entered a series of lease-exchange arrangement to lease land, buildings and equipment to and from each other as follows:

•	On June 1, 2008, a land lease agreement was entered into in which Yongye Nongfeng would lease land of 74,153 square meters from Inner Mongolia Yongye from June 1, 2008 to May 31, 2009.

•
On September 28, 2008, a building lease agreement and an equipment lease agreement were entered into in which Inner Mongolia Yongye would lease a building occupied area of 3,967 square meters and certain equipment from Yongye Nongfeng from September 28, 2008 to September 27, 2009.

•	On March 15, 2009, an equipment lease agreement was entered into in which Inner Mongolia Yongye would lease a set of production equipment from Yongye Nongfeng from March 15, 2009 to May 31, 2009.

•
On June 1, 2009, a land lease agreement and a building lease agreement were entered into in which Yongye Nongfeng would lease buildings occupied area of 5,767 square meters and land of 79,920 square meters from Inner Mongolia Yongye from June 1, 2009 to October 10, 2009.

Pursuant to these agreements, both Yongye Nongfeng and Inner Mongolia Yongye did not charge any rental to each other for the lease.  Additionally, the estimated rental income to be received and the rental expense to be paid by the Yongye Nongfeng are not material to the Company’s 2009 and 2008 results of operations and therefore have not been included.

NOTE 12 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share for the periods indicated:

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
		As restated - Note 1(c)		As restated - Note 1(c)
Numerator used in basic net income per share:
Net income attributable to Yongye International, Inc.	11,321,131	7,160,855	14,419,904	7,742,185

Shares (denominator):
Weighted average ordinary shares outstanding	30,222,243	18,496,093	28,500,814	14,970,434
Plus: weighted average incremental shares from assumed exercise of warrants	723,773	588,155	152,894	118,941
Weighted average ordinary shares outstanding used in computing diluted net income per ordinary share	30,946,016	19,084,248	28,653,708	15,089,375

Net income per ordinary share-basic	$0.37	$0.39	$0.51	$0.52
Net income per ordinary share-diluted	$0.37	$0.38	$0.50	$0.51

NOTE 13 - CONCENTRATIONS AND CREDIT RISKS

At June 30, 2009 and December 31, 2008, the Company had a credit risk exposure of cash in banks of approximately $4,860,814 and $4,477,477, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institution in the PRC with acceptable credit rating.

Five major customers accounted for 94% and one major customer accounted for 40% of the Company’s net revenue for the three months ended June 30, 2009. Five major customers accounted for 89% and one major customer accounted for 40% of the Company’s net revenue for the six months ended June 30, 2009. Five major customers accounted for 80% and one major customer accounted for 26% of the Company’s net revenue for the three months ended June 30, 2008. Five major customers accounted for 89% and one major customer accounted for 26% of the Company’s net revenue for the six months ended June 30, 2008. The Company’s total sales to five major customers were $43,700,271 and $52,061,902 for the three and six months ended June 30, 2009, respectively. The Company’s total sales to five major customers were $14,062,646 and $24,068,529 for the three and six months ended June 30, 2008, respectively. In addition, all these major customers are distributors in the PRC agriculture industry.

Three months ended June 30, 2009				Six months ended June 30, 2009
Largest Customers	Province	Amount of Sales	% Total Sales	Largest Customers	Province	Amount of Sales	% Total Sales
Customer A	Hebei	18,705,448	40%	Customer A	Hebei	23,557,490	40%
Customer B	Inner Mongolia	9,548,312	21%	Customer B	Inner Mongolia	11,287,969	19%
Customer C	Xinjiang	8,698,201	19%	Customer C	Xinjiang	9,775,088	17%
Customer D	Xinjiang	4,338,428	9%	Customer D	Xinjiang	4,978,162	9%
Customer E	Gansu	2,409,882	5%	Customer E	Gansu	2,463,193	4%
Total		43,700,271	94%	Total		52,061,902	89%

Three months ended June 30, 2008				Six months ended June 30, 2008
Largest Customers	Provinces	Amount of Sales	% Total Sales	Largest Customers	Provinces	Amount of Sales	% Total Sales
Customer E	Gansu	4,643,127	26%	Customer A	Hebei	7,045,357	26%
Customer C	Xinjiang	3,980,159	23%	Customer D	Xinjiang	5,334,140	20%
Customer D	Xinjiang	2,618,526	15%	Customer E	Gansu	4,960,050	18%
Customer A	Hebei	1,780,598	10%	Customer C	Xinjiang	3,922,162	15%
Customer B	Inner Mongolia	1,040,236	6%	Customer B	Inner Mongolia	2,806,820	10%
Total		14,062,646	80%	Total		24,068,529	89%

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Item 2. Management’s Discussion and Analysis of Operations and Financial Conditions.

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. Except as otherwise indicated or as the context may otherwise require, all references to “we”, “the Company”, “us” and “our” refer to Yongye International, Inc. (f/k/a Yongye Biotechnology International, Inc.) and its consolidated subsidiaries. The following discussion contains forward-looking statements. The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources”. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Restatement of 2008 Financial Statements

Due to the complexities of placing the April 2008 Escrow Shares and September 2008 Escrow Shares into escrow and subsequently accounting for the performance measures and potential transfer of such shares, the company believed and accounted for such shares as contingently issuable shares for purposes of calculating earnings per share and excluded such outstanding escrowed shares from the calculation of the weighted average number of common shares outstanding.  However, after further examination, it was determined that since the April 2008 Escrow Shares and September 2008 Escrow Shares are neither contingently cancellable nor contingently returnable to the Company, the shares should have been included in the denominator in computing the Company’s basic and diluted net income per share.

The correcting adjustments had no impact on the Company’s previously issued consolidated balance sheet as of June 30, 2008 and consolidated statement of cash flows for the six months then ended.

Company Overview

On April 17, 2008, we entered into a share exchange agreement (the “Exchange Agreement”) with Fullmax Pacific Limited, a company organized under the laws of the British Virgin Islands (“Fullmax”), the shareholders of Fullmax (the “Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of Fullmax (the “Fullmax Shares”), and our principal shareholder (the “Principal Shareholder”). Pursuant to the terms of the Exchange Agreement, the Shareholders transferred to us all of the Fullmax Shares in exchange for the issuance of 11,444,755 (the “Exchange Shares”) shares of our Common Stock (the “Share Exchange”). As a result of the Share Exchange, Fullmax became our wholly owned subsidiary and at that time, the Shareholders acquired approximately 84.7% of our issued and outstanding common stock. As a result of the Share Exchange, we are now engaged in the sales of fulvic acid based plant and animal nutrients in China.

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

As a result of the Share Exchange, we changed our name to Yongye Biotechnology International, Inc. and through our Company’s Cooperative Joint Venture subsidiary, Yongye Nongfeng Biotechnology Co. Ltd. (“Yongye Nongfeng”), are now engaged in the research, development, and sales of fulvic acid based liquid and powder nutrient compounds used in the agriculture industry.

We are engaged in the research, development and sales of fulvic acid based liquid and powder nutrient compounds used in the agriculture industry. Our headquarters is in Beijing, China and additional administrative offices and our manufacturing unit are located in Hohhot, Inner Mongolia, China. Currently, we sell two lines of products, both based on our fulvic acid compound base: a plant nutrition liquid compound and animal nutrition powder which is a food additive. Our products start with our proprietary fulvic acid base which is extracted from humic acid, and to which we add other natural substances to customize the base for use in our plant and animal product lines. Based on industry research and government testing, we believe our proprietary technology for fulvic acid extraction creates some of the purest and most effective fulvic acid base on the market in China today. Our fulvic acid has a very light weight molecular composition, which improves the overall permeability of cell walls, thus it allowing more complete transport of nutrients across plant membranes, effectively strengthening the overall health of plants. We believe our proprietary process for extracting fulvic acid from humic acid and our patented process for mixing our plant nutrient and patent pending process for mixing our animal nutrient are key differentiators in the market and help us ensure that we have a high quality product that we can control from procurement of raw materials to final production. This also ensures our products provide reliable and predictable results from season to season.

We are headquartered in Beijing, China and Inner Mongolia Yongye’s manufacturing plant is located in the Inner Mongolia province of China. Currently, we sell two lines of product based on our fulvic acid base: plant nutrition liquid compound and animal nutrition food additive. Our products start with our fulvic acid base then, in addition, we add other natural substances to customize the base for use in our plant or animal lines of products. Our plant products add naturally occurring macro and micro nutrients such as nitrogen, phosphorus, potassium, boron and zinc. Our animal products add natural herbs which help to reduce bacterial inflammation (mastitis) in cows. It also assists most animals digest food more completely and thus be more healthy.

In 2008, we sold approximately 5,100 tons of plant product (427,200 units), which represented 93% of revenue at USD $44.8M. We also sold approximately 6 tons of our animal product (approximately 98,000 units). This represented 7% of revenue at USD $3.25M. In its highly concentrated form, based on internal sales data and readily available government data, our plant product was sprayed on approximately 2% of all available arable land in our 10 provinces and in our largest province, Xinjiang, it was applied to 5% of the land available for cultivation. Yongye’s top 3 provinces by revenue for 2008 represented 82% of sales and were Hebei at $20,541,267 (43%), Xinjiang at $13,177,694 (27%) and Gansu at $ 5,663,011 (12%). By the end of 2008, our manufacturing partner’s capacity enabled us to produce approximately 10,000 ton per annum of Shengmingsu product. These facilities run at almost full capacity to meet peak season demands and store inventory for next year. On average, our Shengmingsu products sell for approximately $10,000 per ton.

Recent Developments

On June 11, 2009, we caused to be formed a corporation under the laws of the State of Nevada called “Yongye International, Inc.” (“Merger Sub”) and Yongye Biotechnology International, Inc. acquired one hundred of the shares of Merger Sub’s common stock for nominal cash. On June 23, 2009, Merger Sub was merged with and into Yongye Biotechnology International, Inc. As a result of the merger, Merger Sub ceased to exist and our corporate name was changed from “Yongye Biotechnology International, Inc.” to “Yongye International, Inc.” Except for the name change provided for in the Agreement and Plan of Merger, there was no change in our directors, officers, ownership structure or business.

By September, 2008, Inner Mongolia Yongye Biotechnology Co., Ltd., a company controlled by our Principal Shareholder and a noncontrolling shareholder of Yongye Nongfeng, had completed the transfer of all Shengmingsu related sales contracts, intellectual property and patents, and non-manufacturing personnel to Yongye Nongfeng. For further details, please refer to Note 11 to the accompanying unaudited interim consolidated financial statements of the Company.

On May 8, 2009, we entered into a securities purchase agreement (the “May Purchase Agreement”), with certain “accredited investors” (the “May Investors”) as such term is defined in the Securities Act of 1933, as amended (the “Securities Act”), for the issuance and sale of an aggregate of 5,834,083 shares of our Common Stock (the “May Shares”) for aggregate gross proceeds of approximately $8,984,488 (the “May Offering”). In connection with the May Offering, we entered into a registration rights agreement with the May Investors, in which we agreed to file a registration statement with the SEC to register for resale the May Shares and the Warrant Shares issuable upon the exercise of warrants issued to Roth as placement agent of the offering to purchase up to 246,224 shares of Common Stock (the “May Warrant Shares”), within 45 calendar days of the closing date of the May Offering, and to use our best efforts to have the registration statement declared effective within 150 calendar days of the closing date of the May Offering.  We are obligated to pay liquidated damages of 1% of the dollar amount of the May Shares sold in the May Offering per month, payable in cash, up to a maximum of 10%, if the registration statement is not filed and declared effective within the foregoing time periods.

The May Shares and May Warrant Shares were issued in reliance upon the private placement exemption from registration, Section 4(2) of the  Securities Act, due to the limited number of offerees and subsequent purchasers, the nature of activity by our placement agent, the availability and extent of information available to the offerees and subsequent purchasers, and the representations obtained by such subsequent purchasers regarding their financial sophistication and intent with respect to future transfers of such securities.

Factors affecting our operating results

Demand for Our Products

One major tenet of the PRC government’s 11th Five-Year National Economic and Social Plan (the “NESDP”) (2006-2010) is the focus towards developing China’s western region. This is one of the top-five economic priorities of the nation. The goal is to increase rural income growth which will in turn increase demand for more food and agriculture products. Currently, a large majority of our products are sold in this western region and we hope that this government focus will increase our opportunity to sell more plant and animal nutrients to farmers who have to keep up with the demand for higher quantity and higher quality of products.

According to the Asian Development Bank statistics, well over 60% of the nation’s total population of 1.3 billion people is comprised of low-income, rural farmers. According to the NESDP (2006-2010), raising the level of rural income is a top economic and social goal for the country. Many government initiatives, including removal of certain agricultural and local product taxes, have been implemented to spur rural income development. The government expects annual rural income to grow between 5% and 10% through 2010 (according to a study issued by the Chinese Academy of Sciences, in April 2009). Additionally, according to the National Population and Family Planning Commission, China's population will reach 1.5 billion by 2030. Therefore, the country has the challenge of producing approximately 100 million more tons of crops needed to feed the additional 200 million people, which has put pressure on the agricultural system to increase production capacity.

Supply of Finished Goods

Before June 1, 2009, we purchased our finished goods from our main supplier, Inner Mongolia Yongye and then sold them through our distribution system. In order to generate greater profit margins, we set out to control our cost of goods sold and have put into place a fixed rate contract with our main supplier. Each quarter we will go through a review process with our supplier to adjust the fixed rate for the next quarter. We have not received any rate increases in 2008, or to date in 2009. Starting from June 1, 2009, we commenced the manufacturing of our product as part of the restructuring process whereby we are in the process of purchasing the property and the land use right from Inner Mongolia Yongye.

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

Seasonality

We typically face the seasonal demand patterns similar to other companies in our sector. In general, the first and fourth quarters are typically our slowest quarters and in 2008 we brought in approximately 20% and 6% respectively of our total net sales in these quarters. The second and third quarters drive the bulk of our overall sales with 36% and 38% respectively of the year’s net sales. Our Shengmingsu plant line faces the most seasonality of our two product lines with our Shengmingsu for animals experiencing less fluctuation during the year due to seasonal buying patterns.

Drought

In the last half year of 2008, it was widely reported that China faced substantial drought conditions in important agricultural areas (as noted by The Economist in its “China’s Dry Patch” article dated February 6, 2009). This led many to the conclusion that this weather condition would have an overall negative impact on China’s annual agricultural output for 2008 and potentially for 2009 which would then have an impact on our company’s revenue. At the time, we did not believe this to be the case and set out to corroborate this with related government agencies, our sales and support staff, distributors, and branded store network owners in our provincial locations. We then gathered localized information about ways the drought might impact our distributors, their customers and our end users and found that they believed it would not create an impact on their sales and thus on our revenue for 2008. We also do not believe it will impact our sales activities in 2009 at this point in time.

In the ensuing months after the initial reports, there were several key events which occurred to mitigate some of the impact of the drought conditions faced by the farmers such as additional governmental spending on increased efforts to irrigate land using other water sources and additional rainfall which fell on once drought impacted areas in northern China, as reported in Xinhua on February 9, 2008. The State Flood Control and Drought Relief Headquarters reported that there was a reduction of farmland affected because of these key events (Xinhua February 9, 2008). The government has also begun their stimulus injections into the agriculture community to help ward off the affects of any drought induced financial hardships (as reported in USA Today, February 8, 2009).

Additionally, we believe that several market conditions also bode well for us in the sales of our plant product during this time. Overall, the drought has impacted northern China and primarily large field crop growers such as wheat, corn and soy bean. Currently, our distributors concentrate on selling to farmers who grow economic crops such as tomatoes, celery, turnips, and carrots though in Xinjiang province our product is used on larger farms where field crops are grown such as Lajiao peppers. Additionally, in all drought situations, we believe that the drought resistant nature of our plant product will actually benefit crops because of the increased water retention characteristics of our product. Internal research has shown that fulvic acid has the ability to strengthen plant cells and root systems which then allows plants to retain water more effectively and use it more efficiently. This, along with other mitigating factors discussed above, should help us ward off the impacts of the 2008 fall and winter drought on our sales in our current market area.

Agriculture Sector

Agriculture continues to be a heavily invested sector in China. Brand name investors continue to invest into China’s agriculture space because they have confidence in China’s long term outlook. The market volume for agriculture products is large, both for domestic sales and export and there is no set threshold for foreign investment into the sector as opposed to other industries, such as energy, finance, mining, and telecommunications. This is driven by the growing demand for higher quality food products domestically and international reliance on food products from China. Currently, China is the world’s biggest grower and consumer of grains and yet must boost crop yields by at least 1 percent a year to ensure the country has enough food to feed its 1.3 billion people, according to the Minister of Agriculture, Sun Zhengcai (China Economic Net, July 21, 2008). Additional policy changes will include protecting farmland and working to increase rural incomes to retain farming interest.

The goal is to maintain self-sufficiency in food production because no other country can feed the world’s biggest population, according to Sun.  “Our strategy must be based on stable farmland, and seeking ways to improve yields,” Sun said in a speech to local officials, outlining the government’s near- and long-term agriculture policy and objectives. China, which harvested more summer crops, aims also to boost grain and oilseed output this year, Sun said. To ensure next year’s crops, officials must “stabilize” area planted in winter wheat and use idle land in the off season to grow rapeseed, Sun said.

This growth, however, does not come without challenges and China has faced many of these with regards to the continued concern over the quality of milk and eggs sold both domestically and internationally in the dairy industry.  We believe that the government is making every effort to bring back consumer confidence in these domestically produced products and overall this will bring about an even stronger industry once planned new licensing and safety procedures have been put into place.

New Land Reform Policy

Farmland in China is owned by the local government, but given to local farmers under 30 year use contracts. With the allure of higher incomes and better living conditions in the city, farmers have abandoned the land and no others farmers have stepped in to bring it back into production. This has created a shortage of a key raw material in the agricultural supply chain productive land. The government has acknowledged this issue and recently enacted a new land use reform policy which liberalizes the exchange of land among the nation’s farmers. This creates a new model for China’s 730 million farmers with the idea being to create more stable farmland by shifting the country away from the single household farm plot model to the amalgamation of larger-scale operations which should be more productive due to technology and economies of scale. Farmers will be able to transfer their land-use rights to others through a new market system for rural land-use rights. Chinese authorities commented that, “Without modernizing agriculture, China cannot modernize; without stability and prosperity in rural areas, China cannot have stability and prosperity. These changes are enacted to “ensure national food security and the supply of major agricultural products, and promote increases in agricultural production, farm incomes and rural prosperity.” (China’s Ongoing Agriculture Modernization, USDA, April 2009)

RESULTS OF OPERATIONS

Summary Statement of Income Data

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
		(As restated - Note 1(c))		(As restated - Note 1(c))

TOTAL SALES	$46,271,544	$17,598,671	$58,707,319	$26,896,639

COST OF SALES	21,936,877	7,996,521	27,839,484	12,419,020

GROSS PROFIT	24,334,667	9,602,150	30,867,835	14,567,619

SELLING EXPENSES	6,450,694	777,012	9,070,992	3,997,477

RESEARCH & DEVELOPMENT EXPENSES	1,124,445	-	1,413,017	-

GENERAL AND ADMINISTRATIVE EXPENSES	785,565	454,697	1,130,722	812,125

INCOME FROM OPERATIONS	15,973,963	8,370,441	19,253,104	9,758,017

TOTAL OTHER EXPENSES/(INCOME), NET	(2,678)	386,409	3,721	386,062

INCOME BEFORE PROVISION FOR INCOME TAXES	15,976,641	7,984,032	19,249,383	9,371,955

PROVISION FOR INCOME TAXES	4,591,776	219,983	4,747,223	594,765

NET INCOME	11,384,865	7,764,049	14,502,160	8,777,190

LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	63,734	603,194	82,256	1,035,005

NET INCOME ATTRIBUTABLE TO YONGYE INTERNATIONAL, INC.	$11,321,131	$7,160,855	$14,419,904	$7,742,185

NET INCOME PER SHARE:
BASIC	$0.37	$0.39	$0.51	$0.52
DILUTED	$0.37	$0.38	$0.50	$0.51

THREE MONTHS ENDED JUNE 30, 2009 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2008

Our business for the three months ended June 30, 2009 remained on track with our May 8, 2009 increased guidance which resulted from the May Offering. On May 8, 2009, we raised guidance from $66 million to $82 to $84 million, and previously announced net income guidance from $15.8 million to $23 to $24 million. This represented growth in revenue for 2009 to be 70-75% over that of fiscal year 2008 and net income to be a 90-95% increase over that of 2008. Thus far, in the three months of 2009 we have seen an increase of 163% in net sales over the same period in 2008 and an overall growth of net income of 58% over the same period in 2008. The sales in the second quarter of 2009 represents the highest quarterly sales in the company’s history. This demonstrates that our efforts to raise additional financing to purchase finished goods were met with increased orders by our distributors and increased growth in the market overall. This increase in revenue was primarily due to our fast expanding distribution network and the availability of additional working capital raised from the May Offering.

Net Sales

Sales of $46,271,544 in the second quarter of 2009 was an increase of $28,672,873 from $17,598,671 in the same period in 2008, which was an overall increase of 163% in revenue. This increase was driven by increased end-user demand throughout our ten province market area which then pulled a greater volume of plant and animal nutrient products through our distribution channels and ultimately our direct customers which are regional level distributors.

Gross Profit

Gross profit increased 153% over the prior period, which was an increase to $24,334,667 from $9,602,150, or $14,732,517, over the period ended June 30, 2008. Gross Margin decreased between the two periods to 53% from 55%, which was due to an increase in provincial distributors during six months ended June 30, 2009 than the same period in 2008, as our market share significantly increased. The cost of goods sold as percentage of revenue for the second quarter of 2009 increased because we worked with more provincial level distributors and provided them preferential pricing during the second quarter of 2009 as opposed to the same period in 2008. While we significantly increased our sales, the corresponding discounts offered also increased our costs to a small degree.

Cost of Goods Sold

	Three months ended
	June 30, 2009	June 30, 2008	Increase

Cost of Goods Sold	$21,936,877	$7,996,521	174%
Percentage of Sales	47%	45%

Cost of goods sold for the three months ended June 30, 2009 was $21,936,877 which is 47% of revenues. This is an increase of $13,940,356 over the previous period which represents a 174% increase overall. As a percent of revenue, this represented an increase of 2% when compared with the corresponding period in 2008, which was 45%. The cost of goods sold as percentage of revenue for the second quarter of 2009 increased because we worked with more provincial level distributors and provided them preferential pricing during the second quarter of 2009 as opposed to the same period in 2008. While we significantly increased our sales, the corresponding discounts offered also increased our costs to a small degree.

Sales by Product Line

The revenue of our plant product increased to $46,178,850 from $17,597,078 or 162% in the three months ended June 30, 2009 and the revenue of our animal product increased to $92,694 from $1,593 in the three months ended June 30, 2009 compared to the same period in 2008.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $6,004,550 to $7,236,259 in the three months ended June 30, 2009 from $1,231,709 in the previous period in 2008. As a percentage of sales for the three months ended June 30, 2009, SG&A increased to 16% as compared to 7% of net sales in the three months ended June 30, 2008. This increase was due primarily to the increase in selling expenses of $5,673,682 to $6,450,694 from $777,012. The majority of the increase in selling expense was due to growth in our costs for advertising ($3,404,179), salaries ($316,406), freight ($576,898) and business travel and training ($1,428,272) associated with the increased volume of sales.

Research and Development

Additionally, we incurred $1,124,445 of research and development fees in the three months ended June 30, 2009 as compared to $0 in the three months ended June 30, 2008. This is a planned increase in the scope of our business as contemplated in the cooperation agreement when the Cooperative Joint Venture was established and will enable the Company to further develop the Shengmingsu brand of products.

Income Tax

The Company did not carry on any business and did not maintain any branch office in the United States during the three months ended June 30, 2009 and 2008. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

The Company’s effective income tax rate was 28.74% and 2.76% for the three months ended June 30, 2009 and 2008, respectively. According to the approval from the local tax authority, Yongye Nongfeng was assessed to use the deemed profit method to determine the amount of income tax provision for the year ended December 31, 2008 which was based on 1.25% on its gross revenue. The deemed profit method is not applicable to Yongye Nongfeng for the year ending December 31, 2009. With effective from January 1, 2009, Yongye Nongfeng applied the statutory income tax rate of 25% on its assessable income in accordance with the relevant income tax rules and regulations of the PRC. The income tax rate applied by Yongye Nongfeng to determine the income tax provision for the three and six months ended June 30, 2009 is consistent with the tax notice issued by the State Administration of Taxation in the PRC on July 14, 2009. For the three months ended June 30, 2009, the Company’s income tax expense was $4,591,776 and income tax payable as of June 30, 2009 was $4,771,415 as compared to $219,983 and $406,314 for the three months ended June 30, 2008.

Net income

Net income for the three months ended June 30, 2009 increased by $4,160,276 to $11,321,131 from $7,160,855 in the same period ended June 30, 2008, which was a 58% increase. However, this also represented an overall decrease in net margin of 17% in the three months ended June 30, 2009 to 24% as compared to 41% in the same period ended 2008. The decrease in our net margin is due to the increase of our income tax expenses, the addition of R&D into our business scope and the increase in selling expenses, as described above.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2008

Our business for the six months ended June 30, 2009 remained on track with our estimates due to the growth in revenue of 118% and the overall growth of net income of 86% over the same period in 2008. Much of this growth was seen in the second quarter of 2009 as the period ended March 31, 2009 saw a growth of 31% in revenue and 177% in net income over the same period in 2008. The second quarter of 2009 saw more significant growth due to increased end-user demand throughout our ten province market area which created pull through our distributors of a higher volume of product.

Net Sales

Sales of $58,707,319 in the six months ended June 30, 2009 was an increase of $31,720,680 from $26,986,639 in the same period in 2008, which was an overall increase of 118% in revenue. This increase was driven by an increase in end-user demand throughout our market area which was is in large part created by the large scale advertising campaign which creates pull from the branded stores through our distribution channels and through our major distributors who are our customers.

Gross Profit

Gross profit also increased 112% over the prior period, which was an increase from $14,567,619 to $30,867,835, or $16,300,216, over the six months ended June 30, 2008. Our gross margin stayed relatively flat between the two periods and decreased slightly to 53% in the six months ended June 30, 2009 from 54% in the same period ended June 30, 2008.

Cost of Goods Sold

	Six months ended
	June 30, 2009	June 30, 2008	Increase

Cost of Goods Sold	$27,839,484	$12,419,020	124%
Percentage of Sales	47%	46%

Cost of goods sold for the six months ended June 30, 2009 was $27,839,484 which is 47% of revenues. This is an increase of $15,420,464 over the previous period which represents a 124% increase overall. However, as a percent of revenue, this represented an increase of 1% when compared with the corresponding period in 2008, which was 46%. This was mainly due to our growing percentage of provincial level distributors and some preferential pricing they received. Over the six months ended June 30, 2009, the number of distributors increased at a greater rate than in the same period of 2008 which increased our market share due to number of goods sold. This, in conjunction with offering them some preferred discounts, increased our cost of goods sold by a small amount as compared to the same period in 2008.

Sales by Product Line

The revenue of our plant product increased 116% and the revenue of our animal product increased 23% in the six months ended June 30, 2009 compared to the same period in 2008.

Selling, General and Administrative Expenses

SG&A expenses increased by $5,392,112 to $10,201,714 in the six months ended June 30, 2009 from $4,809,602 in the previous period in 2008, which was a 112% increase. As a percentage of sales for this six months ended June 30, 2009, SG&A decreased 1% to 17% of net sales as compared to 18% in the six months ended June 30, 2008. This increase was due primarily to additional costs brought on by increased expenses in the areas of advertising ($3,916,104), salaries ($590,332) and freight ($607,813) which can be associated with the increased volume of sales which resulted from the additional product purchased from the proceeds of the May Offering.

Research and Development

Additionally, we incurred $1,413,017 of research and development fees in the six months ended June 30, 2009 as compared to $0 in the six months ended June 30, 2008. This is a planned increase in the scope of our business as contemplated in the cooperation agreement when the Cooperative Joint Venture was established and will enable the Company to further develop the Shenmingsu brand of products.

Income Tax

The Company did not carry on any business and did not maintain any branch office in the United States during the six months ended June 30, 2009 and 2008. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

The Company’s effective income tax rate was 24.66% and 6.35% for the six months ended June 30, 2009 and 2008, respectively. According to the approval from the local tax authority, Yongye Nongfeng was assessed to use the deemed profit method to determine the amount of income tax provision for the year ended December 31, 2008 which was based on 1.25% on its gross revenue. The deemed profit method is not applicable to Yongye Nongfeng for the year ending December 31, 2009. With effective from January 1, 2009, Yongye Nongfeng applied the statutory income tax rate of 25% on its assessable income in accordance with the relevant income tax rules and regulations of the PRC. The income tax rate applied by Yongye Nongfeng to determine the income tax provision for the three and six months ended June 30, 2009 is consistent with the tax notice issued by the State Administration of Taxation in the PRC on July 14, 2009. For the six months ended June 30, 2009, the Company’s income tax expense was $4,747,223 and income tax payable as of June 30, 2009 was $4,771,415 as compared to $594,765 and $406,314 for the six months ended June 30, 2008.

Net income

Net income for the six months ended June 30, 2009 increased by $6,677,719 to $14,419,904 from $7,742,185 in the same period ended June 30, 2008, which was a 86% increase. However, this also represented a decrease in net margin of 4% in the six months ended June 30, 2009 to 25% compared to 29% in the same period ended 2008.  This is due to the increase of our income tax rate to 25%, the addition of R&D into our business scope and incremental costs and expenses for the high volume of sales, as described above.

Liquidity and Capital Resources

The Company has historically financed its operations and capital expenditures principally through paid-in capital by common stockholders, shareholder loans and bank loans. As is customary in the industry, we provide payment terms to most of our distributors which typically exceed the terms that we receive from our suppliers. Therefore, the Company’s liquidity needs have generally consisted of working capital necessary to finance receivables and raw material and finished goods inventory. We believe that our existing cash, cash equivalents and from the proceeds of the May Offering will be sufficient to meet our anticipated future cash needs for the remaining growing season. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Therefore, there can be no assurance that such additional investment will be available to us, or if available, that it will be available on terms acceptable to us.

In summary, our cash flows were:

Net cash used in operating activities decreased in the six months ended June 30, 2009 by $1,896,755 to $5,707,897 from $7,604,652 for the period ended June 30, 2008. These changes were mainly brought by the significant increase of $31,720,680 in sales resulting in an increase of $5,724,970 in net income; this was offset by the increase in accounts receivable and inventory by $12,941,328 and $830,372, respectively. In addition, due to the higher sales, the Company purchased more from its supplier, resulting in a higher accounts payable by $6,527,500.

The changes described above were generally due to the fact that our largest customers typically pay us in 3 months after we ship products to them which is according to the terms set in the agreement with them.  Because we are constrained by the seasonal forces and the elongated payment terms of the agriculture industry, we slowly build up accounts receivable starting in the first quarter and more rapidly add to this throughout the peak season of the second and third quarter. As the end of the year approaches, we typically have had the ability to collect a great deal of our receivables so as to start the new year with a much lower balance. Additionally, due to the seasonal nature of the agriculture industry, the peak season for the sale of our product is in the second and third quarters of the year.  We normally build up inventory in the first and fourth quarters to prepare for shipments to customers as they order product for the peak selling season in the second and third quarters.  The significant increase in the balance of inventory we typically experience is in line with our business practices.

Net cash used in investing activity increased by $1,337,848 in the period ended June 30, 2009 compared to the same period ended in 2008 which is due to our acquisition of machinery and equipment from Inner Mongolia Yongye and capital expenditures related to self-constructed equipment.

Net cash provided by financing activities decreased by $1,087,351 to $8,207,141 in the period ended June 30, 2009 compared to the same period ended in 2008. This was due to the May Offering which raised $8,984,488 in proceeds, while April Offering raised $10,100,651 in proceeds.

Working capital at June 30, 2009 increased by $28,554,096 to $46,365,891, from $17,811,795 or 160% over the same period ended June 30, 2008.

Summary consolidated balance sheet data:

	June 30, 2009	December 31, 2008
Cash	$4,860,814	$4,477,477
Accounts Receivable, net	$36,591,544	$2,748,042
Inventory	$26,760,401	$20,708,193
PP&E, net	$7,091,521	$5,368,074
Total assets	$76,324,333	$34,504,261
Total current liabilities	$22,776,647	$3,661,563
Long term debt	$273,615	$230,121
Total equity	$53,274,071	$30,612,577

Property, plant and equipment increased to $7,091,521 at June 30, 2009 from $5,368,074 at December 31, 2008, which was largely due to the purchase of machinery and equipment from Inner Mongolia Yongye and expenditures related to self-constructed equipment.

Total current liabilities increased by $19,115,084 to $22,776,647 at June 30, 2009 from $3,661,563 at December 31, 2008 or 522% was largely due to the increase in accounts payable and taxes payable. Both of these increases were due to the significant increase in sales and subsequent increased purchases of inventories and increased taxes payable due to the increase in the Company’s effective tax rate.

Total equity increased by $22,661,494 to $53,274,071 at the end of June 30, 2009, compared to $30,612,577 on December 31, 2008. The increase in our total equity was due primarily to the Company’s net income and the net proceeds from the May Offering.

Accounts receivable Days Sales Outstanding here is defined as average accounts receivable for the period divided by net sales per day and decreased 30 days ($21,475,950/$508,479) to 42 days ($13,906,702/$193,392) for the three months ended June 30, 2009 from 72 days in the same period ended 2008, which is due to our increased efforts to collect accounts receivable and gain more advanced payments from distributors. Days Sales in Inventory here is defined as average inventory divided by cost of sales per day and increased to 102 days ($24,480,826/$241,065) in the three months ended June 30, 2009 from 55 days ($4,876,241/$87,874) in the same period ended 2008 due to our build up of inventory to meet the increased demand for our products which we expect will continue through the third quarter of 2009.

Foreign Currency Translation and Transactions

The financial position and results of operations of the Company’s Chinese subsidiaries are determined using the local currency (Chinese Yuan) as the functional currency, while the reporting currency is the US dollar. Assets and liabilities of the subsidiaries are translated at the prevailing exchange rate in effect at each period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income statement accounts are translated at the average rate of exchange during the period. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in equity. Gains and losses resulting from foreign currency transactions denominated in other than the functional currency are included in operations as incurred. Such gains and losses were immaterial for the three months ended June 30, 2009 and 2008.

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

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and accordingly, no such arrangements are likely to have a current or future effect on our financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

Not required.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations and that such information is accumulated and communicated to our management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Principal Executive Officer and Principal Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Although the management of our Company, including the Principal Executive Officer and the Interim Principal Financial Officer, believes that our disclosure controls and internal controls currently provide reasonable assurance that our desired control objectives have been met, management does not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

There were no changes in our internal controls over financial reporting (as defined on Rules 13a-15(f) and 15d-15(f) under the Exchange Act identified in connection with the evaluation that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, the Company is not required to make disclosures under this Item 1A.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 8, 2009, we entered into a securities purchase agreement (the “May Purchase Agreement”), with certain “accredited investors” (the “May Investors”) as such term is defined in the Securities Act of 1933, as amended (the “Securities Act”), for the issuance and sale of an aggregate of 5,834,083 shares of our common stock, par value $.001 per share (the “May Shares”) for aggregate gross proceeds of approximately $8,984,488 (the “May Offering”).  In connection with the May Offering, we entered into a registration rights agreement with the May Investors, in which we agreed to file a registration statement with the SEC to register for resale the May Shares and the Warrant Shares issuable upon the exercise of warrants issued to Roth as placement agent of the offering to purchase up to 246,224 shares of Common Stock (the “May Warrant Shares ”), within 45 calendar days of the closing date of the May Offering, and to use our best efforts to have the registration statement declared effective within 150 calendar days of the closing date of the May Offering.  We are obligated to pay liquidated damages of 1% of the dollar amount of the May Shares sold in the May Offering per month, payable in cash, up to a maximum of 10%, if the registration statement is not filed and declared effective within the foregoing time periods.

The May Shares and May Warrant Shares were issued in reliance upon an exemption from registration afforded under Section 4(2) of the Securities Act due to the limited number of offerees and subsequent purchasers, the nature of solicitation activity by our placement agent, the availability and extent of information available to the offerees and subsequent purchasers, and the representations obtained from such subsequent purchasers regarding their financial sophistication and intent with respect to future transfers of such securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 5, 2009, an annual meeting of stockholders of the Company was held to vote upon the following four items:

-	Proposal 1: To elect seven (7) directors to the board of directors of the Company to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified.

-	Proposal 2: To ratify the appointment of KPMG LLP as the Company’s independent auditors.

-
Proposal 3: To approve an amendment to our Certificate of Incorporation to effect a reverse split of our common stock, par value $0.001 per share (“Common Stock”), within a range of ratios of 1 for 3 to 1 for 6.

-	Proposal 4: To approve the adoption of amended and restated by-laws of the Company.

There were 28,058,960 shares of Common Stock outstanding on the record date of May 5, 2009. Two holders of record of issued and outstanding shares of the Company were present at the meeting and thus represented a quorum.

Summary of Votes with respect to Proposal 1 at the June 5, 2009 Annual Meeting of Stockholders

	Number of Votes “For”	Percentage	Votes “Against”	“Abstain”	Result
Zishen Wu	8,044,670	100%	0	0	Approved
Sun Taoran	8,044,670	100%	0	0	Approved
Zhao Qiang	8,044,670	100%	0	0	Approved
Guo Xiaochuan	8,044,670	100%	0	0	Approved
Sean Shao	8,044,670	100%	0	0	Approved
Li Xindan	8,044,670	100%	0	0	Approved
Zhang Rijun	8,044,670	100%	0	0	Approved

Proxies for the meeting were solicited pursuant to regulation 14A under the Act.  There was no solicitation in opposition to the management’s nominees as listed in Schedule 14A filed with the SEC on May 19, 2009, and all of such nominees were elected.

Summary of Votes with respect to Proposals 2, 3 and 4, respectively, at the June 5, 2009 Annual Meeting of Stockholders

	Number of Votes “For”	Percentage	Votes “Against”	“Abstain”	Result
Proposal 2	8,044,670	100%	0	0	Approved
Proposal 3	8,044,570	28.67%	100	0	Disapproved
Proposal 4	8,044,670	100%	0	0	Approved

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yongye International, Inc.

Dated: August 19, 2009	By:	/s/ Zishen Wu
Name: Zishen Wu
Title: Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Officer (Principal Financial and Accounting Officer)