Form 10-Q/A
period 2008-06-30
Yongye International, Inc.
filed 2009-10-20
CIK 1398551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

☐            Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ___________.

Commission File Number 000-51200

Yongye International, Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	20-8051010
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
6th Floor, Suite 608, Xue Yuan International Tower, No.
1 Zhichun Road, Haidian District Beijing, PRC
(Address of Principal Executive Office)

(Former address of Principal Executive Office, if changed since last report)
+86 10 8232 8866
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

As of August 14 , 2008, 20,000,374 shares of common stock, par value $.001 per share, were issued and outstanding.

EXPLANATORY NOTE

We are filing this Quarterly Report on Form 10-Q/A (the “Amendment”) to amend Part I, Item 1, Financial Statements and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the original Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (“SEC”). This Amendment has been filed to correct an error in the manner in which we calculated the number of shares outstanding in determining earnings per share, and another error in which we should have reclassified warrants issued as a derivative liability, and the financial statements contained herein are being restated accordingly. In addition, certain revisions are being made to the disclosure included in our Form 10-Q for the quarter ended June 30, 2008 initially filed with the Securities and Exchange Commission (the “Commission”) on August 15, 2008 in response to the Commission’s comment letter dated September 1, 2009.

Item 1- Financial Statements

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Yongye
	International, Inc.
	and Subsidiaries
	(f/k/a Yongye Biotechnology International, Inc.)	The predecessor Inner Mongolia Yongye
	JUNE 30, 2008	DECEMBER 31, 2007
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,350,330	$376,002
Accounts receivable	20,613,347	1,630,609
Inventory	5,196,266	9,851,788
Advance payments	65,453	—
Due from affiliates	—	978,384
Other receivables	216,795	27,038
Total Current Assets	27,442,191	12,863,821

PROPERTY AND EQUIPMENT, NET	551,545	2,486,487

INTANGIBLE ASSETS, NET	117,610	3,665,584

LONG-TERM INVESTMENTS	—	4,115,764

TOTAL ASSETS	$28,111,346	$23,131,656

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,882,643	$1,271,852
Accounts payable	4,889,694	—
Short-term bank loan	—	5,484,000
Due to shareholders	—	2,507,371
Due to related parties	2,411,105	—
Tax payables	406,530	893,892
Other payables	40,424	50,916
Derivative liabilities – fair value of warrants	4,578,517	—
Total Current Liabilities	14,208,913	10,208,031

LONG-TERM SHAREHOLDER LOANS	—	12,153

Minority interest	1,135,005	—

STOCKHOLDERS' EQUITY
Capital stock; 20,000,374 shares authorized and issued par value $.001 on June 30, 2008	20,000	—
Capital contribution	—	7,260,000
Additional paid-in capital	6,775,898	—
Retained earnings	4,785,652	4,024,111
Statutory reserve	771,107	480,629
Accumulated other comprehensive income	414,771	1,146,732
Total Stockholders’ Equity	12,767,428	12,911,472
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,111,346	$23,131,656

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Yongye International, Inc.
	and Subsidiaries
	(f/k/a Yongye Biotechnology International, Inc.)	The predecessor Inner Mongolia Yongye	Yongye International, Inc. and Subsidiaries	The predecessor Inner Mongolia Yongye
	FOR THREE MONTHS ENDED	FOR THREE MONTHS ENDED	FOR SIX MONTHS ENDED	FOR SIX MONTHS ENDED
	JUNE 30, 2008	JUNE 30, 2007	JUNE 30, 2008	JUNE 30, 2007
	(Restated - Note 1(C))		(Restated - Note 1(C))
SALES	$17,598,671	$7,441,212	$26,986,639	$8,127,718

COST	7,996,521	3,908,020	12,419,020	4,346,761

GROSS PROFIT	9,602,150	3,533,192	14,567,619	3,780,957

SELLING EXPENSES	777,012	62,135	3,997,477	71,193

GENERAL AND ADMINISTRATIVE EXPENSES	454,697	108,350	812,125	154,986

INCOME FROM OPERATIONS	8,370,441	3,362,707	9,758,017	3,554,778

OTHER INCOME/(EXPENSES)
Interest income	789	1,278	778	1,291
Other expense	(387,198)	(51,191)	(386,840)	(197,641)
Change in fair value of derivative liabilities	(2,154,323)	—	(2,154,323)	—

TOTAL OTHER EXPENSES, NET	(2,540,732)	(49,913)	(2,540,385)	(196,350)

INCOME BEFORE PROVISION FOR INCOME TAXES	5,829,709	3,312,794	7,217,632	3,358,428

PROVISION FOR INCOME TAXES	219,983	—	594,765	—

NET INCOME BEFORE MINORITY INTEREST	5,609,726	3,312,794	6,622,867	3,358,428

PROVISION FOR MINORITY INTEREST	603,194	—	1,035,005	—

NET INCOME	5,006,532	3,312,794	5,587,862	3,358,428

Foreign Currency Translation Adjustment	277,101	127,723	414,771	174,195

COMPREHENSIVE INCOME	$5,283,633	$3,440,517	$6,002,633	$3,532,623

Net income per share:
Basic	0.27	N.A.	0.37	N.A.
Diluted	0.27	N.A.	0.37	N.A.
Weighted average shares used in computation:
Basic	18,496,093	N.A.	14,970,434	N.A.
Diluted	18,496,093	N.A.	14,970,434	N.A.

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Yongye
	International, Inc. and Subsidiaries (f/k/a Yongye Biotechnology
	International,	The predecessor
	Inc.)	Inner Mongolia Yongye
	FOR SIX	FOR SIX
	MONTHS	MONTHS
	ENDED	ENDED
	JUNE 30,	JUNE 30,
	2008	2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,587,862	$3,358,428
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	93,263	10,644
Loss on disposal of fixed assets	—	146,714
Change in fair value of derivative liabilities	2,154,323	—
Provision for minority interest	1,035,005	—
Changes in assets and liabilities:
Accounts receivable, net	(20,613,347)	(6,557,611)
Inventories	(5,196,266)	(319,604)
Other receivables, net	(216,795)	(1,063,081)
Advances to suppliers	(65,453)	352,866
Prepaid expense	—	(7,271)
Accounts payable and accrued expenses	6,772,337	288,578
Tax payable	406,530	49,894
Due to related parties	2,397,465	838,369
Other payables	40,424	(1,759,915)

Net Cash Used in Operating Activities	(7,604,652)	(4,661,989)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(639,519)	(22,380)
Additions to intangible assets	(122,899)	—

Net Cash Used in Investing Activities	(762,418)	(22,380)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term bank loans	—	4,269,087
Proceeds from share capital	10,100,651	—
Proceeds from shareholder loans	—	1,413,004
Repayment of long-term loans	—	(6,500)
Payment for stock issuance costs	(806,159)	—

Net Cash From Financing Activities	9,294,492	5,675,591

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	414,771	21,787

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,342,193	1,013,009

CASH AND CASH EQUIVALENTS - BEGINNING	8,137	89,023

CASH AND CASH EQUIVALENTS - ENDING	$1,350,330	$1,102,032
Supplemental cash flow information:
Cash paid for income taxes	417,744	—
Cash paid for interest expense payment	—	50,920

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

In May 2008, upon the agreement among Inner Mongolia Yongye, ASO and Yongye Nongfeng, the ownership of Yongye Nongfeng was revised, pursuant to which Inner Mongolia Yongye and ASO became 0.5% and 99.5% equity interest owners of Yongye Nongfeng, respectively. ASO has not fully injected its share of the capital into Yongye Nongfeng and is not required to do so until 2 years after the establishment of the CJV. Based upon actual capital injection into Yongye Nongfeng, Inner Mongolia Yongye and ASO were 1.15% and 98.85% owners, respectively, of Yongye Nongfeng as of June 30, 2008.

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

C. Restatement of 2008 Financial Statements

Subsequent to the preparation of the Company’s interim consolidated financial statements as of and for the three and six months ended June 30, 2008, management identified an error in the Company’s basic and diluted net income per share presented in its previously issued consolidated financial statements. The Company incorrectly accounted for the April Escrow Shares (See Note 8) as contingently issuable shares for purposes of calculating earnings per share and excluded such outstanding shares that were placed in escrow from the calculation of the weighted average number of common shares outstanding. It was determined that since April Escrow Shares and September Escrow Shares are neither contingently cancellable nor contingently returnable to the Company, the shares should have been included in the denominator in computing the Company’s basic and diluted net income per share.

In connection with the April Offering (see Note 8), the Company issued the “April Warrants” to certain investors and Roth Capital Partners LLC (“Roth”). According to the terms of these warrants, the Company could be required to pay cash to the warrant holders under certain events that are not within the control of the Company. Specifically, upon the occurrence of certain “fundamental transactions” as defined, the warrant holders (but not the shareholders of the Company’s common stock) are entitled to receive cash equal to the value of the warrants to be determined based on an option pricing model and certain specified assumptions set forth in the warrant agreement. In accordance with Emerging Issues Task Force Issue (EITF) No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,
such potential cash payments that are not within the Company’s control would preclude equity classification and therefore the warrants should have been classified as a liability and adjusted to fair value through earnings at each reporting dates starting from the issuance date.

During the six months ended June 30, 2008, the Company issued the “April Warrants” and “Roth April Warrants. The terms of these warrants provide “Fundamental Transaction” in which net cash settlement could occur under some circumstance that is not within the company’s control (see Note 8).  Upon the adoption of EITF Issue No. 00-19, April Warrants have been classified as a liability with fair value at issuance date and would be adjusted to fair value through earnings at each reporting dates starting from the issuance date.

As a result, the amount of $1,731,567 should have been recognized as derivative liabilities with fair value at issuance. The increase in fair value of the warrants of $1,538,802 should have been recorded as a charge to earnings for the three months and six months ended June 30, 2008.  In addition, since the Roth Warrants issued by the Company in April 2008 (see Note 8) also contains the “Fundamental Transactions”, such warrants should have been accounted for as a liability with changes in fair value also reported in earnings.  Accordingly, the increase in fair value of the Roth April Warrants from the date of issuance through June 30, 2008 of $615,521 should have been recorded as a charge to earnings for the three and six months ended June 30, 2008. These restatement adjustments had no impact on the Company’s previously reported income tax amounts because the profit or loss associated with these warrants for financial reporting purposes, as described herein, are not expected to result in future income tax consequences.

The following table presents the effect of correcting this error on the consolidated financial statements for the three months and six months ended June 30, 2008. As the correcting adjustments had no impact on the amounts previously reported for the Company’s operating, investing or financing cash flows, the adjustments to the components of consolidated cash flow statement to reconcile net income to net cash used by operating activities are not presented.

CONSOLIDATED BALANCE SHEET

	June 30, 2008
	As Previously Reported	As Restated
Derivative liabilities	—	4,578,517
Total current liabilities	9,630,396	14,208,913
Additional paid-in capital	9,200,092	6,775,898
Retained earnings	6,939,975	4,785,652
Total Stockholders' Equity	17,345,945	12,767,428

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended June 30, 2008		Six months ended June 30, 2008
	As Previously	As Restated	As Previously	As Restated

Change in fair value of derivative liabilities	—	(2,154,323)	—	(2,154,323)

Total other expenses, net	(386,409)	(2,540,732)	(386,062)	(2,540,385)

Income before provisions for income taxes and minority interest	7,984,032	5,829,709	9,371,955	7,217,632

Net income before minority interest	7,764,049	5,609,726	8,777,190	6,622,867

Net income	7,160,855	5,006,532	7,742,185	5,587,862

Comprehensive income	7,437,956	5,283,632	8,156,956	6,002,632

Net income per ordinary share-basic	$0.43	$0.27	$0.55	$0.37
Net income per ordinary share-diluted	$0.41	$0.27	$0.54	$0.37

Weighted average ordinary shares outstanding	16,847,741	18,496,093	14,146,258	14,970,434

Weighted average ordinary shares outstanding used in computing diluted net income per ordinary share.	17,435,896	18,496,093	14,265,199	14,970,434

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2008
	As Previously Reported	As Restated
NET INCOME	7,742,185	5,587,862
Change in fair value of derivative liabilities	—	2,154,323

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

ACCOUNTS RECEIVABLE AND BAD DEBT RESERVE

The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts receivable. As a consequence, the Company believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectability and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. Based on the age of the receivables, the Company reserves 10% of accounts receivable balances that have been outstanding for more than 6 months but less than one year, 20% of accounts receivable balances that have been outstanding between one year and two years, 50% of receivable balances that have been outstanding between two year and three years, and 100% of receivable balances that have been outstanding for more than three years. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted . No allowance for doubtful accounts was provided as of June 30, 2008.

Our normal credit terms to our major customers are typically 90 days, while we ask our other customers to pay either up front or upon receipt. We based the CJV’s Accounts Receivable and Bad Debt Reserve policy on the historical experience of the Predecessor company’s sale and collection rates for the same products.

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

Yongye International, Inc.
Office equipment and furniture	5 years
Leasehold improvements	15 months

The Predecessor- Inner Mongolia Yongye
Buildings	50 years
Machinery and equipment	10-20 years
Transportation equipment	10 years

REVENUE RECOGNITION

Our distributors are classified as our customers. Revenue from product sales is recognized when title has been transferred, which is generally at the time of customer’s receipt of product, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable, and the collection of the related receivable is probable. The Company reports revenue net of value added taxes if applicable.

If the product is has expired or the package is broken at the time of receipt, the distributor has the right to exchange it for a new product with intact package; and distributors do not have the right to return unused, intact product to us after it has been delivered.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows Statement of Financial Accounting Standards ("SFAS") 157, Fair Value Measurements. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts of cash and cash equivalents, term deposits, trade receivables, and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company uses level 2 inputs to value its derivative liabilities.

NET INCOME PER SHARE

Basic net income per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that would occur upon the exercise of outstanding warrants at June 30, 2008. The warrants are anti-dilutive for the three and six months ended June 30, 2008 but they and other potential common share equivalents may be dilutive in the future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157 ("FSP FAS 157-2"), which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The Company has elected to defer the adoption of the nonrecurring fair value measurement disclosures nonfinancial assets and liabilities. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company's results of operations, cash flows or financial positions.

NOTE 3-INVENTORY

Inventory at June 30, 2008 and December 31, 2007 consisted of the following:

	Yongye	The Predecessor
	International, Inc. and Subsidiaries	Inner Mongolia Yongye
	JUNE 30, 2008	DECEMBER 31, 2007
Raw materials	—	384,361
Packing supplies	—	195,127
Work-in process	—	4,969,350
Finished goods	5,195,760	4,302,950
Consumables	506	—
Total	5,196,266	9,851,788

NOTE 4-DUE FROM AFFILIATES

The balance due from the Predecessor’s affiliated entity, Huimin Biotechnology Co., Ltd., at December 31, 2007 was $978,384. The balance had no stated terms for repayment and was not interest-bearing.

NOTE 5-PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2008 and December 31, 2007 consisted of the following:

	Yongye	The Predecessor
	International, Inc. and Subsidiaries	Inner Mongolia Yongye
	JUNE 30, 2008	DECEMBER 31, 2007
Buildings	—	1,560,251
Manufacturing equipment	—	788,641
Office equipment and furniture	35,005	33,724
Construction-in-process	386,231	1,797
Vehicles	—	419,529
Leasehold improvement	218,283	—
	639,519	2,803,942

Less: Accumulated depreciation	87,974	317,455

Total	551,545	2,486,487

Depreciation expense for the three months period ended June 30, 2008 and 2007 was $45,190 and $3,927, respectively. Depreciation expense for the six months period ended June 30, 2008 and 2007 was $87,974 and $5,333, respectively.

NOTE 6- INTANGIBLE ASSETS

Net intangible assets at June 30, 2008 and December 31, 2007 were as follows:

	Yongye	The Predecessor
	International, Inc. and Subsidiaries	Inner Mongolia Yongye
	JUNE 30, 2008	DECEMBER 31, 2007
Rights to use land	—	4,028,099
Patent	105,787	—
Software	17,112	—
	122,899	4,028,099
Less: accumulated amortization	5,289	362,515

Total	117,610	3,665,584

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

NOTE 8 - CAPITAL STOCK

Capital stock

Concurrent with the “Share Exchange”, the Company entered into a securities purchase agreement on April 17, 2008 with certain investors (the “ April Investors ”) for the sale in a private placement of an aggregate of 6,495,619 shares of the Company’s common stock, par value $0.001 per share (the “ April Investor Shares ”) for aggregate gross proceeds equal to $10,000,651 (the “ April Offering ”).

Warrants

Concurrent with the “April Investor Shares”, the Company issued 1,623,905 warrants to purchase 1,623,905 shares of the Company’s common stock (the “ April Warrants ”) to the “April Investors”. The warrants issued have a 5 years exercise period with an exercise price of $1.848. In addition, 649,562 warrants were issued to Roth Capital Partners LLC (“Roth”) as the placement agent with terms and exercise price identical to the warrants issued to the April Investors.

At June 30, 2008, there are 2,273,467 warrants outstanding with a weighted average exercise price of $1.848.  Of this total, 2,273,467 expire in April 2013.

Pursuant to these warrant agreements, in the event of a “Fundamental Transaction” that is (1) an all cash transaction, (2) a “Rule 13e-3 transaction” as defined in Rule 13e-3 under the Exchange Act, or (3) a Fundamental Transaction involving a person or entity not traded on a national securities exchange, the Nasdaq Global Select Market, the Nasdaq Global Market, or the Nasdaq Capital Market, the Company or any successor entity shall pay at the warrants holders’ option, exercisable at any time concurrently with or within 30 days after the consummation of the Fundamental Transaction, an amount of cash equal to the value of this Warrant .

As of June 30, 2008 the fair value of all of our derivative liability warrants was $4,578,519. The change in their fair values during the three and six months ended June 30, 2008 of $2,154,323 in fair value is reported as a non-cash charge in our condensed consolidated statement of income and comprehensive income, respectively.

The estimated fair values of the Company’s Investor Warrants and Roth Warrants was determined at June 30, 2008 using Binominal Option Pricing Model with Level 2 inputs.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value as of June 30, 2008.

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Financial	Significant Other	Significant
	Total	Assets and Liabilities	Observable Inputs	Unobservable Inputs
June 30, 2008		Level 1	Level 2	Level 3

Liabilities at fair value:
Derivative liabilities—warrants	4,578,517	—	4,578,517	—

Net Liabilities	$4,578,517	$—	$4,578,517	$—

The fair values of the warrants granted are as follows:

Fair value of Warrant per share (US$) at:	2008 April Offering

April 17, 2008	1.07
June 30, 2008	2.01

The fair values of the warrants as of June 30, 2008 were determined based on the Binominal option pricing model using the following assumptions:

April Offering

Expected volatility	52.5%
Expected dividends yield	0%
Expected time to maturity	4.8 years
Risk-free interest rate per annum	2.900%
Fair value of underlying Common Shares (per share)	3.50
Exercise multiple	2.4

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

The purpose of the April Escrow Arrangement was an inducement made to facilitate the respective offerings, and not part of a compensatory arrangement to management. The escrow shares will not be released or cancelled due to the discontinued employment of any management of the Company.

NOTE 9 - RELATED PARTY TRANSACTIONS

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

NOTE 10-NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share for the periods indicated:

	Yongye International, Inc. and Subsidiaries	Yongye International, Inc. and Subsidiaries
	(f/k/a Yongye Biotechnology International Inc.)	(f/k/a Yongye Biotechnology International Inc.)
	FOR THREE MONTHS ENDED	FOR SIX MONTHS ENDED
	JUNE 30, 2008	JUNE 30, 2008
	(Restated- Note 1 (C))	(Restated- Note 1 (C))
Numerator used in basic net income per share:
Net income	5,006,532	5,587,862

Shares (denominator):
Weighted average ordinary shares outstanding- basic and diluted	18,496,093	14,970,434
Net income per ordinary share – basic and diluted	0.27	0.37

NOTE 11 -CONCENTRATIONS AND CREDIT RISKS

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

Yongye International Inc.

Three Months Ended			Six Months Ended
JUNE 30, 2008			JUNE 30, 2008
Largest	Amount of	% Total	Largest	Amount of	% Total
Customers	Sales	Sales	Customers	Sales	Sales
Wuwei Liangzhou	$4,643,127	26%	Hebei	7,045,357	26%
Xinjiang Tianfeng	$3,980,159	23%	Xingjiang Bazhou	5,334,140	20%
Xinjiang Bazhou	$2,618,526	15%	Wuwei Liangzhou	4,960,050	18%
Hebei	$1,780,598	10%	Xinjiang Tianfeng	3,922,162	15%
Bameng	$1,040,236	6%	Bameng	2,806,820	10%
Total	$14,062,646	80%	Total	24,068,529	89%

Inner Mongolia Yongye Predecessor
Inner Mongolia
Yongye

Three Months Ended			Six Months Ended
JUNE 30, 2007			JUNE 30, 2007
Largest	Amount of	% Total	Largest	Amount of	% Total
Customers	Sales	Sales	Customers	Sales	Sales
Xinjiang Bazhou	$3,797,598	51%	Xinjiang Bazhou	$3,777,495	46%
Hebei	$1,329,159	18%	Hebei	$1,772,318	22%
Dalian	$1,082,055	15%	Dalian	$1,192,757	15%
Mengrui	$689,290	9%	Mengrui	$810,609	10%
Jiangsu	$378,459	5%	Jiangsu	$408,798	5%
Totals	$7,276,561	98%	Totals	$7,961,977	98%

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

NOTE 12-Commitments

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

Item 2- Management Discussion & Analysis

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Yongye International, Inc. (f/k/a Yongye Biotechnology International, Inc.) is referred to herein as “we” or “our.” The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Restatement of Financial Statements

Due to the complexities of placing the April 2008 Escrow Shares into escrow and subsequently accounting for the performance measures and potential transfer of such shares, the Company believed and accounted for such shares as contingently issuable shares for purposes of calculating earnings per share and excluded such outstanding escrowed shares from the calculation of the weighted average number of common shares outstanding. However, after further examination subsequent to the original filing of our Form 10-Q for the period ended June 30, 2008 and, it was determined that since the April 2008 Escrow Shares are neither contingently cancellable nor contingently returnable to the Company, the shares should have been included in the denominator in computing the Company’s basic and diluted net income per share.

During the six months ended June 30, 2008, the Company issued the “April Warrants” and “Roth April Warrants”. According to the terms of these warrants, the Company could be required to pay cash to the warrant holders under certain events that are not within the control of the Company. Specifically, upon the occurrence of certain “fundamental transactions” as defined, the warrant holders (but not the shareholders of the Company’s common stock) are entitled to receive cash equal to the value of the warrants to be determined based on an option pricing model and certain specified assumptions set forth in the warrant agreement. In accordance with Emerging Issues Task Force Issue (EITF) No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, such potential cash payments that are not within the Company’s control would preclude equity classification and therefore the warrants should have been classified as a liability and adjusted to fair value through earnings at each reporting date starting from the issuance date.

During the six months ended June 30, 2008, the Company issued the “April Warrants” and “Roth April Warrants. The terms of these warrants provide “Fundamental Transaction” in which net cash settlement could occur under some circumstance that is not within the company’s control (see Financial Statements Note 8).  Upon the adoption of EITF Issue No. 00-19, April Warrants have been classified as a liability with fair value at issuance date and would be adjusted to fair value through earnings at each reporting dates starting from the issuance date. $1,731,567 should have been recognized as derivative liabilities with fair value at issuance. The increase in fair value of the warrants of $1,538,802 should have been recorded as a charge to earnings for the three months and six months ended June 30, 2008. In addition, since the Roth May Warrants issued by the Company in April 2008 (see Financial Statements Note 8) also contains the “Fundamental Transactions”, such warrants should have been accounted for as a liability with changes in fair value also reported in earnings. Accordingly, the increase in fair value of the Roth April Warrants from the date of issuance through June 30, 2008 of $615,521 should have been recorded as a charge to earnings for the three and six months ended June 30, 2008. These restatement adjustments had no impact on the Company’s previously reported income tax amounts because the profit or loss associated with these warrants for financial reporting purposes, as described herein, are not expected to result in future income tax consequences.

The correcting adjustments had no impact on the Company’s previously issued consolidated statement of cash flows for the six months ended June 30, 2008.

Our Business

We are engaged in the development and distribution of fulvic acid based liquid and powder nutrient compounds used in the agriculture industry. Our headquarters is in Beijing, China and additional administrative offices and our manufacturing unit are located in Hohhot, Inner Mongolia, China. Currently, we sell two lines of products, both based on our fulvic acid compound base: a plant nutrition liquid compound and animal nutrition powder which is a food additive. Our products start with our proprietary fulvic acid base which is extracted from humic acid, and to which we add other natural substances to customize the base for use in our plant and animal product lines. Based on our internal data and research, we believe our proprietary technology for fulvic acid extraction creates some of the purest and most effective fulvic acid base on the market in China today. We have found that our fulvic acid has a very light weight molecular composition, which we believe improves the overall permeability of cell walls and allows more complete transport of nutrients across plant membranes, effectively strengthening the overall health of plants. We believe our proprietary process for extracting fulvic acid from humic acid and our patented process for mixing our plant nutrient and patent pending process for mixing our animal nutrient are key differentiators in the market and may help us provide a high quality product that we can control from procurement of raw materials to final production, which we also believe may help our products to provide reliable and predictable results from season to season.

We are headquartered in Beijing, China and Inner Mongolia Yongye’s manufacturing plant is located in the Inner Mongolia province of China. Currently, we sell two lines of product based on our fulvic acid base: plant nutrition liquid compound and animal nutrition food additive. Our products start with our fulvic Acid base then, in addition, we add other natural substances to customize the base for use in our plant or animal lines of products. Our plant products are intended to add naturally occurring macro and micro nutrients such as nitrogen, phosphorus, potassium, boron and zinc. Our animal products add natural herbs which we believe may help to reduce bacterial inflammation (mastitis) in cows. It also assists many animals to digest food more completely and we thus believe that our animal products may help animals who use them to be healthier.

The financial statements we are reporting for 2007 are for our predecessor company, Inner Mongolia Yongye, which has now transferred all Shengmingsu related 2008 and 2009 sales contracts and income, intellectual property and patents, and personnel, exclusive of manufacturing personnel, into the name of Yongye Nongfeng Biotechnology, the new Cooperative Joint Venture. After this transfer, Inner Mongolia Yongye became the primary contract manufacturing company for the new Cooperative Joint Venture and provided product at a cost plus price for the entire year of 2008. Inner Mongolia Yongye also kept the existing assets and long-term liabilities on its balance sheet.

Overview of 2nd Quarter

Demand for our products

One major tenet of the PRC government’s 11th Five-Year National Economic and Social Plan (the “ NESDP ”) (2006-2010) is the focus towards developing China’s western region.  This is one of the top-five economic priorities of the nation. The goal is to increase rural income growth which will in turn increase demand for more food and agriculture products. Currently, a large majority of our products are sold in this western region and we hope that this government focus will increase our opportunity to sell more plant and animal nutrients to farmers who have to keep up with the demand for higher quantity and higher quality of products.

 Supply of Finished Goods

 Currently, we purchase our finished goods from our main supplier, Inner Mongolia Yongye, and then sell them through our distribution system. In order to generate greater profit margins, we set out to control our cost of goods sold and have put into place a fixed rate contract with our main supplier and this will extend over the next five years. Each quarter we will go through a review process with our supplier to adjust the fixed rate for the next quarter. We have not received any rate increases in the first two quarters in 2008.

 Earthquake in Sichuan

The earthquake in Sichuan was a devastating event in the recent history of China. While the impact was felt all the way to Beijing, the disruption of business and the ensuing relief efforts were largely contained to the province itself and mainly to the areas nearest the epicenter. Because of this, the impact to our business was minimal. China’s Agriculture Minister Sun Zhengcai said in an interview with Xinhua that agriculture production would not be widely changed due to the earthquake in Sichuan primarily because the local output of the impacted area was quite small. He also mentioned that harvesting had been stepped up to ensure food security nationwide.

 Seasonality

We typically face the seasonal demand patterns similar to other companies in our sector. In general, the first and fourth quarters are typically our slowest quarters and in 2008 we brought in approximately 20% and 6% of sales in these quarters. The second and third quarters drive the bulk of our overall sales with 36% and 38% respectively of the year’s net sales. Our Shengmingsu plant line faces the most seasonality of our two product lines with our Shengmingsu for animals experiencing less fluctuation during the year as a result of seasonal buying patterns. This year, while we did experience fluctuations by quarter of our animal line, we believe that this was due more in part to fluctuations in our sales and marketing efforts than due to seasonal buying patterns. We do not expect to face this type of revenue fluctuation for our animal product, which doesn’t typically experience the same seasonal tapering that our plant product faces.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

We believe that presenting a comparison of the results of our operations to our predecessor helps to provide a meaningful understanding of the underlying business since it enables a comparison of operations periodically. However, due to the transition from the predecessor to the Company that resulted in differences between our current operating model and our predecessor’s, the comparison of our information with the historical information of our predecessor might not be sufficient to be indicative of our future financial position, results of operations or cash flows. In particular, certain assets and liabilities of our predecessor differ significantly from our assets and liabilities.

The approximate 775 retail stores selling Shengmingsu products have been assembled into a network of stores through the work of our distributors. These stores have typically been in existence for many years and sell many other agriculture products including competitive products and we do not receive payment from the owner and they do not pay Yongye Nongfeng any fees or distribute any profits to us. Each distributor works to source successful, independently owned agricultural product stores to bring them into their segment of the branded store network. Our distributors work with the store owner to feature Yongye products in a prominent fashion and will also display brochures and advertisements for our products. Some stores will feature a computer which runs our current infomercials. Before the store is brought into the Branded Store network, it may be selling Yongye products as a “non-branded” store as arranged with our distributors. To become a “branded store” the distributor may require the store to go through a trials process to ensure the store reaches certain performance standards set by the distributor and the distributor will alone determine whether or not the store is considered a branded store. While we work with all of our distributors to standardize this model so that a minimum level of similarity is replicated across all the branded stores, it is implemented by the distributor.

The following table shows, for the periods indicated, information derived from our consolidated statements of income.

	For the three months ended

	Yongye International,		Increase
	Inc.	Predecessor	/(decrease)
	JUNE 30, 2008	Inner Mongolia	(Restated – Financial
	(Restated – Financial	Yongye	Statement Note
	Statement Note 1(C))	JUNE 30, 2007	1(C))
Net Sales	$17,598,671	$7,441,212	137%
Gross Profit	$9,602,150	$3,533,192	172%
Operating Income	$8,370,441	$3,362,707	149%
Net Income	$5,006,531	$3,312,794	51%

Gross Margins	54.56%	47.48%	7.08%
Net Margins	28,45%	44.52%	(16.07)%

EPS- Basic	$0.27	$ N/A	N/A
EPS- Diluted	$0.27	$ N/A	N/A

Financial position at quarter ended June 30, 2008 (unaudited) and the year ended December 31, 2007:

	Yongye International	Predecessor
	Inc.	Inner Mongolia
	JUNE 30, 2008	Yongye
	(Restated – Financial	DECEMBER 31,	Increase
	Statement Note 1(C))	2007	/(decrease)

Cash	$1,350,330	$376,002	259%
Accounts Receivable, net	$20,613,347	$1,630,609	1164%
PP&E, net	$551,545	$2,486,487	(78)%
Total assets	$28,111,346	$23,131,656	22%
Short-term Bank Loan	$—	$5,484,000	(100)%
Long-term Shareholder Loan	$—	$12,153	(100)%
Total stockholders’ equity	$12,767,428	$12,911,472	(1)%

Our financial condition continues to improve as shown by an increase of 22% in total assets during the second quarter of 2008 increasing by $4,979,690 to $28,111,346 at the end of June 30, 2008 from $23,131,656 at the end of December 31, 2007. Cash increased by 259% during the quarter and our accounts receivable increased by 1164% as a result of increased sales volume and longer than anticipated collections on some key accounts. Property, plant and equipment decreased by 78% during the quarter ended June 30, 2008 compared to the prior year end December 31, 2007 because our new business model, after the Reverse Takeover, is as a distribution and sales company and we carved out the 2,000TPA manufacturing facility from our financial structure and it remains with the predecessor company.

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

The number of independently owned stores brought into our branded store network grew to 775 in the period ended June 30, 2008 from 200 in the same period ended June 30, 2007, which was an increase of 121%. This was due in large part to continued growth of the distribution network throughout the second quarter of 2008.

Additionally, Yongye Nongfeng was not required to pay VAT for the plant products sold, which increased its gross sales in 2008, whereas Inner Mongolia Yongye paid VAT for all products sold in 2007, which led to an approximate 4% decrease in gross sales. Once the product is recognized by the tax bureau as belonging in the agricultural fertilizer category, it is exempted from VAT taxation for all its future sales. Under the PRC taxation law, our product is categorized as an agricultural fertilizer and as such is exempted from VAT taxation. Our plant product was recognized by the tax bureau as agricultural fertilizer in 2008, so Yongye Nongfeng did not pay VAT for it. We expect this trend will continue as long as Yongye sells plant products.

	End of 2007	End of Q1 2008	End of Q2 2008
Number of Branded Stores	200	350	775

Sales by Product Line:

	Yongye
	International, Inc.
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

Cost of Sales

		Predecessor
	Inner Mongolia	Inner Mongolia
	Yongye	Yongye
	Nongfeng	Biotechnology
	JUNE 30, 2008	JUNE 30, 2007	Change
Cost of Sales	$7,996,521	$3,908,020	105%
Percentage of Sales	45%	53%	-8%

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

Selling, General and Administrative Expenses

	Inner	Predecessor
	Mongolia	Inner Mongolia
	Yongye	Yongye
	Nongfeng	Biotechnology
	JUNE 30, 2008	JUNE 30, 2007	Change
Selling, General and Administrative Expenses	$1,231,709	$170,485	622%
Percentage of Sales	7%	2%	5%

Selling, general and administrative expenses for the quarter ended June 30, 2008 were $1,231,709, an overall increase of $1,061,224, or 622%, when compared with the corresponding period in 2007. This was 7% of revenue which was a 5% increase over the same period last year where these expenses were 2% of revenue. The increase in selling, general and administrative expenses was primarily due to increased, correlated, sales activities, such as advertising of $480,457 in the period which is an increase of $475,719 and increased staffing expenses related to the buildup of the executive and sales teams of $241,136 in the period which is an increase of $187,624. Specifically, as referenced in the footnotes, advertising expenses increased $475,719 to $480,457 in June 30, 2008 compared to the same period in 2007 which was $4,738. This is due to our increased media coverage in 6 provinces and print coverage in 10 provinces whereas in the same period in 2007 advertising was primarily word of mouth.

Loss on change in fair value of derivative liabilities

The Company has accounted for warrants issued to investors and Roth in April Offering in year 2008 as liability measured at fair value. The change in their fair value during the three months ended June 30, 2008 charged to Consolidated Statement of Income of a loss of $2,154,323. No such loss was recognized for the three months ended June 30, 2007, as the Predecessor Company did not issue any such security during the year 2007.. In addition, the loss recognized for the three months ended June 30, 2008 was due to the significant increase of our stock price at June 30, 2008 ($3.50) compared to that at April 17, 2008 ($2.22).

Income Tax

The Company did not carry on any business and did not maintain any branch office in the United States during the three months ended June 30, 2008 and 2007. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

The Company’s Cooperative Joint Venture subsidiary, Yongye Nongfeng Biotechnology Co. (“Yongye Nongfeng”), is subject to PRC Enterprise Income Tax at a rate of 25% of net income from its foundation on January 4, 2008 to March 31, 2008, and 1.25% of gross revenue since April 1, 2008.  The difference in tax rates occurred because, while the CJV was entitled to the “Check and Ratify” taxation method rate, and did apply for it, the CJV did not receive approval for such rate until the second quarter of 2008. Under the PRC taxation system, the enterprise income taxation is conducted on a quarter by quarter basis and, therefore, we were subject to the rate of 25% of net income for the full first quarter of 2008 and computed the tax at 1.25% of gross revenue for the remaining three quarters of 2008.

 For the three months ended June 30, 2008, the Company’s income tax expense was $219,983 and income tax payable were $406,530 compared to $0 and $893,892 for the same period in 2007.

Net income

		Predecessor
		Inner Mongolia
	Yongye Nongfeng Biotechnology	Yongye
	JUNE 30, 2008	JUNE 30,0	Increase/
	Unaudited	2007	(Decrease)
Net income	$5,006,532	$3,312,794	51%

Net income was $5,006,532 for the three months ended June 30, 2008 and was 28% of revenue for the quarter. This was an increase of $1,693,737, or 51%, when compared to net income of $3,312,794 for the same period of 2007, and represented 45% of revenue for the quarter. This is an overall increase of 51%, which is the result of an increase in sales revenue due to expansion of our number of branded stores and distribution network overall. By percentage of revenue, however, net income is down 16% over the prior period due largely to other expenses of $2,540,732 which is mainly the loss generated by change in fair value of derivative liabilities, and minority interest of $603,194, which is new for this quarter. These two expenses combined were 14% of revenue for the quarter.

Basic and diluted earnings per share (EPS) for the three months ended June 30, 2008, were $0.27. The weighted average shares outstanding used to calculate basic and diluted EPS for the period were 18.5 million.

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

Liquidity and Capital Resources

Inner Mongolia Yongye, the predecessor company, has historically financed its operations and capital expenditures principally through shareholder loans, bank loans, and cash provided by operations. As a newly formed Cooperative Joint Venture, Yongye Nongfeng, has used the net proceeds of both the April and September Offerings of approximately $20 million to finance the purchase of raw materials and finished inventory from Inner Mongolia Yongye, capital equipment and an expansion of our facilities and production, build out of our distribution network through advertising and marketing programs and their associated expenses, and increasing the number of our branded stores that distributors will do once they have more product available and more advertising coverage. We believe customers will increase, product will be pulled through the channels and distributors will penetrate the market with more branded stores to accommodate and spur sales growth.

As is customary in the industry, we provide payment terms to most of our distributors which typically exceed the terms that we ourselves receive from our finished goods suppliers.  We typically provide 90 day terms to our provincial level customers and ask for all others to make cash payments up front or upon delivery.  Therefore, the Company’s liquidity needs have generally consisted of working capital necessary to finance receivables and raw material inventory. We believe that over the next 12 months our existing cash, cash equivalents and cash flows from operations will be sufficient to meet our anticipated future cash needs. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We will determine how to meet these specific cash flow needs as they arise. Therefore, there can be no assurance that such additional investment will be available to us, or if available, that it will be available on terms acceptable to us. Cash and Cash Equivalents balance amounted to $1,350,330 and $1,102,032 as of June 30, 2008 and June 30, 2007, respectively.

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

The changes described above were generally due to the fact that our largest customers typically pay us 90 days after we ship products to them, which is according to the terms set in the agreements with them.  Because we are constrained by the seasonal forces and the elongated payment terms of the agriculture industry, we slowly build up accounts receivable starting in the first quarter and more rapidly add to this throughout the peak season of the second and third quarter. As the end of the year approaches, we typically have had the ability to collect a great deal of our receivables so as to start the new year with a much lower balance.

Because of the seasonal nature of agriculture industry, the peak season for the sale of our product is in the second and third quarters of the year. We normally build up inventory in the first and fourth quarters to prepare for shipments to customers as they order product for the peak selling season in the second and third quarters. The significant increase in the balance of inventory we recently experienced was in line with this business practice. Additionally, our contract manufacturer brought on increased capacity from 2,000TPA to 10,000TPA in preparation for increased sales of the product which we expect to occur. We expect that we will maintain a similar balance in the future year ends.

The Company's working capital at June 30, 2008, increased to $13,233,278 from $2,655,790 on December 31, 2007. The increase in working capital resulted from growth in the Company's overall business and the use of cash earnings to fund increases in accounts receivable and inventories. Accounts receivable Days Sales Outstanding (“DSO”) is defined as average accounts receivable for the period divided by net sales per day and for the six months ended June 30, 2008 decreased to 69 days at June 30, 2008 from 81 days at June 30, 2007 and Days Sales in Inventory (“DIO”) is defined as average inventory in the period divided by the cost of sales per day and decreased by 4 days to 75 days at June 30, 2008 from 79 days at June 30, 2007. As is customary in China’s agriculture industry, we give credit terms which allow our distributors to pay over a longer period of time than is traditionally done in other industries.

For the six months ended June 30, 2008, net cash used in operating activities was $7,604,652. Reductions in cash were primarily attributable to increases of $5,196,266 in inventories and $20,613,347 in accounts receivables. These were offset to some degree by net income of $5,587,862, an adjustment for depreciation of $93,263, a loss generated by change in fair value of derivative liabilities of $2,154,323 and an increase in accounts payable and accrued expenses of $6,772,337.

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

SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

Financial Highlights

In summary, we saw the following financial performance over the last six months:

	For the six months ended		Increase
	JUNE 30, 2008	JUNE 30, 2007	/(decrease)
Sales	$26,986,639	$8,127,718	232%
Gross Profit	$14,567,619	$3,780,957	285%
Income from Operations	$9,758,017	$3,554,778	175%
Net Income	$5,587,862	$3,358,428	66%

Gross Margins	54%	47%	7%
Net Margins	21%	41%	(20)%

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

Loss on change in fair value of derivative liabilities

The Company has accounted for warrants issued to investors and Roth in April Offering in year 2008 as liability measured at fair value. The change in their fair value during the six months ended June 30, 2008 charged to Consolidated Statement of Income of a loss of $2,154,323. No such loss was recognized for the six months ended June 30, 2007, as the Predecessor Company did not issue any such security during the year 2007. In addition, the loss recognized for the six months ended June 30, 2008 was due to the significant increase of our stock price at June 30, 2008 ($3.50) compared to that at April 17, 2008 ($2.22).

Net Income

Our net income was $5,587,862 or 21% of revenues for this six month period in 2008 which was $2,229,434 or 66% increase over the same six month period in 2007 which was $3,358,428 and 41% of revenue. The increase reflected continued expansion in sales revenue levels, continued strong demand for our products and sustained profitability.

Basic and diluted earnings per share (EPS) for the six months ended June 30, 2008, were $0.37. The weighted average shares outstanding used to calculate basic and diluted EPS for the comparative periods were 15.0 million.

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

Dated: October 19, 2009

YONGYE INTERNATIONAL, INC.

By:	/s/ Zishen Wu
Zishen Wu
President and CEO

By:	/s/ Sam Yu
Sam Yu
Chief Financial Officer