Form 10-Q/A
period 2008-09-30
Yongye International, Inc.
filed 2009-10-20
CIK 1398551

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

As of November 12, 2008, 26,760,258 shares of common stock, par value $.001 per share, were issued and outstanding.

EXPLANATORY NOTE

We are filing this Quarterly Report on Form 10-Q/A (the “Amendment”) to amend Part I, Item 1, Financial Statements and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the original Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (“SEC”). This Amendment has been filed to correct an error in the manner in which we calculated the number of shares outstanding in determining earnings per share, and another error in which we should have reclassified warrants issued as a derivative liability, and the financial statements contained herein are being restated accordingly. In addition, certain revisions are being made to the disclosures included in our Form 10-Q for the quarter ended September 30, 2008 initially filed with the Securities and Exchange Commission (the “Commission”) on November 13, 2008 in response to the Commission’s comment letter dated September 1, 2009.

Item 1- Financial Statements

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
	Yongye International, Inc. and Subsidiaries (f/k/a Yongye Biotechnology International, Inc.)	The predecessor Inner Mongolia Yongye
	SEPTEMBER 30, 2008	DECEMBER 31, 2007
	(Unaudited)
	(Restated- Note 1(C))
CURRENT ASSETS
Cash and cash equivalents	$6,847,558	$376,002
Accounts receivable	20,678,867	1,630,609
Inventories	2,060,532	9,851,788
Advance payments	273,722	-
Due from related party	954,431	-
Due from affiliates	-	978,384
Other receivables	1,247,929	27,038
Total Current Assets	32,063,039	12,863,821
PROPERTY AND EQUIPMENT, NET	3,386,463	2,486,487
INTANGIBLE ASSETS, NET	114,817	3,665,584
LONG-TERM INVESTMENTS	-	4,115,764
TOTAL ASSETS	$35,564,319	$23,131,656

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,503,005	$1,271,852
Short-term bank loans	-	5,484,000
Due to shareholders	-	2,507,371
Due to related parties	1,646,282	-
Tax payables	414,997	893,892
Other payables	85,986	50,916
Derivative liabilities – fair value of warrants	2,762,470	-
Total Current Liabilities	6,412,740	10,208,031
LONG-TERM LIABILITY	204,962	12,153
Minority interest	1,192,426	-
STOCKHOLDERS' EQUITY
Capital stock: 26,760,258 shares authorized and issued par value $.001 at September 30, 2008	26,760	-
Capital contribution	-	7,260,000
Additional paid-in capital	13,661,106	-
Retained earnings	12,382,642	4,024,111
Statutory reserve	1,263,713	480,629
Accumulated other comprehensive income	419,970	1,146,732
Total Stockholders’ Equity	27,754,191	12,911,472
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,564,319	$23,131,656

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
	Yongye	The predecessor	Yongye	The predecessor
	International, Inc.	Inner Mongolia Yongye	International, Inc.	Inner Mongolia Yongye
	and Subsidiaries		and Subsidiaries
	(f/k/a Yongye Biotechnology International, Inc.)		(f/k/a Yongye Biotechnology International, Inc.)
	FOR THREE MONTHS ENDED	FOR THREE MONTHS ENDED	FOR NINE MONTHS ENDED	FOR NINE MONTHS ENDED
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated – Note 1 (C))		(Restated – Note 1 (C))
SALES	$18,202,940	$2,625,137	$45,189,579	$10,752,855

COST	9,278,944	1,021,719	21,697,964	5,368,480

GROSS PROFIT	8,923,996	1,603,418	23,491,615	5,384,375

OPERATING EXPENSES	3,440,036	159,398	7,437,513	230,591

GENERAL AND ADMINISTRATIVE EXPENSES	453,683	196,386	1,265,808	351,372

INCOME FROM OPERATIONS	5,030,277	1,247,634	14,788,294	4,802,412

OTHER INCOME (EXPENSES)
Interest	65,785	-	66,563	1,291
Other income (expense)	(340,087)	(81,827)	(726,927)	(279,468)
Change in fair value of derivative liabilities	3,618,579	-	1,464,256	-
TOTAL OTHER INCOME (EXPENSES)	3,344,277	(81,827)	803,892	(278,177)

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	8,374,554	1,165,807	15,592,186	4,524,235

PROVISION FOR INCOME TAXES	227,537	-	822,302	-

NET INCOME BEFORE MINORITY INTEREST	8,147,017	1,165,807	14,769,884	4,524,235

PROVISION FOR MINORITY INTEREST	57,421	-	1,092,426	-

NET INCOME	8,089,596	1,165,807	13,677,458	4,524,235

Foreign Currency Translation Adjustment	5,199	170,033	419,970	344,228

COMPREHENSIVE INCOME	$8,152,216	$1,335,840	$15,189,854	$4,868,463

Net income per share:
Basic	0.37	N/A	0.80	N/A
Diluted	0.20	N/A	0.69	N/A
Weighted average shares used in computation:
Basic	21,594,470	N/A	17,194,563	N/A
Diluted	22,807,756	N/A	17,699,747	N/A

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Yongye Biotechnology International, Inc. And Subsidiaries (f/k/a Yongye International, Inc.) FOR NINE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited)	The predecessor Inner Mongolia Yongye FOR NINE MONTHS ENDED SEPTEMBER 30, 2007 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$13,677,458	$4,524,235
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	115,541	160,978
Change in fair value of derivative liabilities	(1,464,256)	-
Loss on disposal of fixed assets	-	146,714
Provision for minority interest	1,092,426	-
Changes in assets and liabilities:

Accounts receivable, net	(20,628,654)	(1,116,746)

Inventories	(2,046,871)	(5,211,663)

Other receivables, net	(1,247,729)	(518,729)
Advances to suppliers	(273,630)	85,904

Prepaid expense	-	(4,374)
Accounts payable and accrued expenses	1,484,826	(77,148)

Deposit received	120	-

Tax payable	414,009	58,074

Due from related party	(954,735)	-

Due to related parties	1,626,548	(225,171)

Other payables	85,783	(1,391,508)

Net Cash Used in Operating Activities	(8,119,164)	(3,569,434)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(3,493,192)	(96,165)
Additions to intangible assets	(122,899)	-
Net Cash Used in Investing Activities	(3,616,091)	(96,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	205,028	4,251,841
Proceeds from shares issued	19,450,651	-
Proceeds from shareholder loans	-	831,157
Repayment of long-term loans	-	(6,500)
Payment for stock issuance costs	(1,461,659)	-

Net Cash From Financing Activities	18,194,020	5,076,498

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	380,656	32,791

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,839,421	1,443,690

CASH AND CASH EQUIVALENTS - BEGINNING	8,137	89,023

CASH AND CASH EQUIVALENTS - ENDING	$6,847,558	$1,532,713

Supplemental cash flow information:
Cash paid for income taxes	424,725	-
Cash paid for interest expense payment	-	138,955

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

In May 2008, upon the agreement among Inner Mongolia Yongye, ASO and Yongye Nongfeng, the ownership of Yongye Nongfeng was revised, pursuant to which Inner Mongolia Yongye and ASO became 0.5% and 99.5% equity interest owner of Yongye Nongfeng, respectively. ASO has not fully injected its share of the capital into Yongye Nongfeng as it is not required to do so until 2 years after the establishment of the CJV. Based upon actual capital injection into Yongye Nongfeng, Inner Mongolia Yongye and ASO were 0.6% and 99.4% owners, respectively, of Yongye Nongfeng as of September 30, 2008.

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

On September 5, 2008, we entered into a securities purchase agreement (the “September Purchase Agreement”), with certain Qualified Institutional Buyers (the “September Investors”), for the sale in a private placement of an aggregate of 6,073,006 shares of our Common Stock (the “September Investor Shares”), and the issuance of 1,518,253 warrants (the “September Warrants”), for aggregate gross proceeds equal to approximately $9,350,000 (the “September Offering”). Expenses of the September Offering were $995,500.

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

In connection with the September Offering, we entered into an escrow agreement with Roth Capital Partners, LLC (“Roth”), the Escrow Agent and Full Alliance (the “September Escrow Agreement”), pursuant to which 4,000,000 of the Shares issued to Full Alliance in the Share Exchange (the “September Escrow Shares”) were delivered to the Escrow Agent. Of the September Escrow Shares, 2,000,000 shares (the “Make Good Escrow Shares”) are being held as security for the achievement of 2008 and 2009 Make Good ATNI in the following manner. If the Company achieves (i) the 2008 Net Income Threshold, and (ii) fully diluted earnings per share reported in the 2008 Annual Report on Form 10-K filed with the SEC (the “2008 Annual Report”), of no less than $0.42 (the “2008 Guaranteed EPS”), then the provisions described in the following paragraph apply with respect to the achievement of 2009 net income and fully diluted earnings per share targets and the Make Good Escrow Shares will be retained in escrow for the achievement of certain net income and fully diluted earnings per share targets for the year ending December 31, 2009. If the Company does not achieve the Make Good ATNI, the Make Good Shares will be released pro-rata to the September Offering investors.

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

As part of the above private financing, the Company agreed to begin a restructuring process whereby our Cooperative Joint Venture ('CJV") subsidiary, Yongye Nongfeng Biotechnology Co. ("Yongye Nongfeng"), will acquire all of the land rights, buildings, equipment and permits that currently belong to our Predecessor and outsourced manufacturing partner Inner Mongolia Yongye. This will enable Yongye Nongfeng to centralize and manage the Company’s product research and development, manufacturing and distribution and result in a more tightly integrated business model with greater control over our product quality and intellectual property. The full restructuring process should be completed by approximately September 2009. We will begin by purchasing the production equipment used in the existing 2,000 Tonnes Per Annum (TPA) production facility, which was purchased from the Inner Mongolia Yongye pursuant to an Asset Transfer Agreement on October 31, 2008. The Company will also terminate the contract manufacturing agreement after obtaining the fertilizer license referred to above. The total liability incurred for payments to the Predecessor company is limited to USD$6M and thus far USD$.95M has been paid to the predecessor company.

In order to support our future growth, we are in the process of constructing a new 8,000 TPA production facility. This new facility is located at the same site as Inner Mongolia Yongye’s 2,000TPA production facility and has already been put into testing and should be into full production within the fourth quarter of 2008. The combined 10,000 TPA capacity of both facilities will allow the Company to produce its own finished goods in the quantities needed to fulfill its current and future sales goals. After the completion of the equipment purchase and the integration of the equipment with the Company’s new 8,000 TPA facility, the Company will discontinue its current exclusive contract manufacturing agreement with Inner Mongolia Yongye.

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

C. Restatement of Financial Statements

Subsequent to the preparation of the Company’s interim consolidated financial statements as of and for the three and nine months ended September 30, 2008, management identified an error in the Company’s basic and diluted net income per share presented in its previously issued consolidated financial statements. The Company has incorrectly accounted for the April Escrow Shares and September Escrow Shares (See Note 8) as contingently issuable shares for purposes of calculating earnings per share and excluded such outstanding shares that were placed in escrow from the calculation of the weighted average number of common shares outstanding. It was determined that since April Escrow Shares and September Escrow Shares are neither contingently cancellable nor contingently returnable to the Company, the shares should have been included in the denominator in computing the Company’s basic and diluted net income per share.

In connection with the April Offering and September Offering in 2008 (see Note 8), the Company issued the “April Warrants” and “September Warrants” to certain investors and Roth Capital Partners LLC (“Roth”). According to the terms of these warrants, the Company could be required to pay cash to the warrant holders under certain events that are not within the control of the Company. Specifically, upon the occurrence of certain “fundamental transactions” as defined, the warrant holders (but not the shareholders of the Company’s common stock) are entitled to receive cash equal to the value of the warrants to be determined based on an option pricing model and certain specified assumptions set forth in the warrant agreement. In accordance with Emerging Issues Task Force Issue (EITF) No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, such potential cash payments that are not within the Company’s control would preclude equity classification and therefore the warrants should have been classified as a liability and adjusted to fair value through earnings at each reporting date starting from the issuance date.

As a result, the amounts of $1,731,567 and $3,150,375 should have been recognized as derivative liabilities with fair value at issuance April 17, 2008 and September 5, 2008, respectively. The decrease in fair value of the warrants of $3,658,274 and $2,119,470 should have been recorded as a gain to earnings for the three months and six months ended September 30, 2008, respectively. In addition, since the Roth Warrants issued by the Company in April and September 2008 (see Note 8) also contains the “Fundamental Transactions”, such warrants should have been accounted for as a liability with changes in fair value also reported in earnings. Roth exercised these warrant during the three months ended September, 30, 2008 (see Note8). Accordingly, the increase in fair value of the Roth April Warrants from June 30, 2008 to the exercise date and the increase in fair value of the Roth September Warrants from the date of issuance through the exercise date of $39,694 should have been recorded as a charge to earnings for the three months ended September 30, 2008. The increase in fair value of the Roth April and September Warrants from issuance date to the exercise date of should have been recorded as a charge to earnings for the nine months ended September 30, 2008. These restatement adjustments had no impact on the Company’s previously reported income tax amounts because the profit or loss associated with these warrants for financial reporting purposes, as described herein, are not expected to result in future income tax consequences.

The following table presents the effect of correcting this error on the consolidated financial statements for the three months and nine months ended September 30, 2008. As the correcting adjustments had no impact on the amounts previously reported for the Company’s operating, investing or financing cash flows, the adjustments to the components of consolidated cash flow statement to reconcile net income to net cash used by operating activities are not presented.

CONSOLIDATED BALANCE SHEET

	September 30, 2008
	As Previously Reported	As Restated
Derivative liabilities	-	2,762,470
Total current liabilities	3,650,270	6,412,740
Additional paid-in capital	17,887,832	13,661,106
Retained earnings	10,918,386	12,382,642
Total Stockholders' Equity	30,516,661	27,754,191

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Three months ended September 30, 2008		Nine months ended September 30, 2008
	As Previously	As Restated	As Previously	As Restated
Change in fair value of derivative liabilities	-	3,618,579	-	1,464,256

Total other expenses, net	(274,302)	3,344,277	(660,364)	803,892

Income before provisions for income taxes and noncontrolling interest	4,755,975	8,374,554	14,127,930	15,592,186

Net income before minority interest	4,528,438	8,147,017	13,305,628	14,769,884

Net income	4,471,017	8,089,596	12,213,202	13,677,458

Comprehensive income	4,476,216	8,152,216	12,633,172	15,189,854

Net income per ordinary share-basic	$0.24	$0.37	$0.78	$0.80
Net income per ordinary share-diluted	$0.22	$0.20	$0.75	$0.69

Weighted average ordinary shares outstanding	18,637,948	21,594,470	15,654,417	17,194,563

Weighted average ordinary shares outstanding used in computing diluted net income per ordinary share.	20,103,760	22,807,756	16,335,237	17,699,747

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2008
	As Previously Reported	As Restated
NET INCOME	12,213,202	13,677,458
Decrease in fair value of derivative liabilities	-	(1,464,256)

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

ACCOUNTS RECEIVABLE AND BAD DEBT RESERVE

The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts receivable. As a consequence, the Company believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectability and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. Based on the age of the receivables, the Company reserves 10% of accounts receivable balances that have been outstanding for more than 6 months but less than one year, 20% of accounts receivable balances that have been outstanding between one year and two years, 50% of receivable balances that have been outstanding between two year and three years, and 100% of receivable balances that have been outstanding for more than three years. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted . No allowance for doubtful accounts was provided as of September 30, 2008.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1- Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived form or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts of cash and cash equivalents, term deposits, trade receivables, and accounts payable approximate their fair value due to the short-term nature of these instruments The Company uses level 2 inputs to value its derivative liabilities.

NET INCOME PER SHARE

Basic net income per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that would occur upon the exercise of outstanding warrants at September 30, 2008.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position FAS 157-2. "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"), which delays the effective date of  SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The Company has elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities. The adoption of FSP FAS 157-2 is not expevted to have a material impact on the Company’s results of operations, cash flows or financial positions.

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

NOTE 5-PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2008 and December 31, 2007 consisted of the following:

	Yongye
	International, Inc. and	The Predecessor
	Subsidiaries	Inner Mongolia Yongye
	SEPTEMBER 30, 2008	DECEMBER 31, 2007
Buildings	$-	$1,560,251
Manufacturing equipment	1,240	788,641
Office equipment and furniture	44,057	33,724
Construction-in-process	2,891,425	1,797
Vehicles	338,305	419,529
Leasehold improvement	218,815	-
	3,493,842	2,803,942

Less: Accumulated depreciation	107,379	317,455

Total	$3,386,463	$2,486,487

Depreciation expense for the three months period ended September 30, 2008 and 2007 was $19,197 and $89,469, respectively. Depreciation expense for the nine months period ended September 30, 2008 and 2007 was $107,379 and $94,802, respectively.

NOTE 6- INTANGIBLE ASSETS

Net intangible assets at September 30, 2008 and December 31, 2007 were as follows:

	Yongye
	International, Inc. and	The Predecessor
	Subsidiaries	Inner Mongolia Yongye
	SEPTEMBER 30, 2008	DECEMBER 31, 2007
Rights to use land	$-	$4,028,099
Patent	106,045	-
Software	17,154	-
	123,199	4,028,099
Less: accumulated amortization	8,382	362,515

Total	$114,817	$3,665,584

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

Warrants

Concurrent with the “April Investor Shares”, the Company issued 1,623,905 warrants to purchase 1,623,905 shares of the Company’s common stock (the “April Warrants”) to the April Investors. The warrants issued have a 5 years exercise period with an exercise price of $1.848. In addition, 649,562 warrants were issued to Roth Capital Partners LLC (“Roth”) as the placement agent with terms and exercise price identical to the warrants issued to the April Investors.

Concurrent with the “September Investor Shares”, the Company issued 1,518,253 warrants to purchase 1,518,253 shares of the Company’s common stock (the “September Warrants”) to the September Investors. The warrants issued have a 5 years exercise period with an exercise price of $1.848. In addition, 607,301 warrants were issued to Roth as the placement agent with terms and exercise price identical to the warrants issued to the September Investors.

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

At September 30, 2008, there are 3,142,158 warrants outstanding with a weighted average exercise price of $1.848.  Of this total, 1,623,905 expire in April 2013, 1,518,253 expire in September 2013.

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

As of September 30, 2008 the fair value of all of our outstanding derivative liability warrants was $2,762,470. The change in their fair values during the three and nine months ended September 30, 2008 of $3,658,274 and $2,119,470 in fair value is reported as a non-cash gain in our condensed consolidated statement of income and comprehensive income, respectively. The increase in fair value of the Roth April Warrants from June 30, 2008 to the exercise date and the increase in fair value of the Roth September Warrants from the date of issuance through the exercise date of $39,694 have been recorded as a charge to earnings for the three months ended September 30, 2008. The increase in fair value of the Roth April and September Warrants from issuance date to the exercise date of have been recorded as a charge to earnings for the nine months ended September 30, 2008.

The estimated fair values of the Company’s Investor Warrants were determined at September 30, 2008 using Binominal Option Pricing Model with Level 2 inputs.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value as of September 30, 2008.

		Fair Value Measurements Using:
	Total	Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2008		Level 1	Level 2	Level 3

Liabilities at fair value:
Derivative liabilities—warrants	2,762,470	—	2,762,470	—

Net Liabilities	$2,762,470	$—	$2,762,470	$—

The fair values of the warrants granted are as follows:
Fair value of Warrant per share (US$) at:	2008 April Offering	2008 September Offering

April 17, 2008	1.07	N/A
June 30, 2008	2.01	N/A
September 5, 2008	N/A	2.08
September 30, 2008	0.88	0.87

The fair values of the warrants as of September 30, 2008 were determined based on the Binominal option pricing model using the following assumptions:

	April Offering	September Offering

Expected volatility	52.5%	51.5%
Expected dividends yield	0%	0%
Expected time to maturity	4.55 years	4.93 years
Risk-free interest rate per annum	1.411%	1.411%
Fair value of underlying Common Shares (per share)	2.00	2.00
Exercise multiple	2.4	2.4

Escrow shares

In connection with the April Offering, the Company entered into an escrow agreement with Roth as a representative of the April Investors, Tri-State Title & Escrow LLC (the “Escrow Agent”) and  Full Alliance, one of the Company’s shareholders (the “April Escrow Agreement”), pursuant to which 2,000,000 shares of the Company held by Full Alliance (the “April Escrow Shares”) were delivered to the Escrow Agent. The Escrow Shares were held for the Company’s achievement of $10,263,919 after tax net income (“ATNI”) for the year ended December 31, 2008 (the “2008 Net Income Threshold ”). As reported in the Company’s 2008 Form 10-K, the ATNI threshold has been achieved.

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

NOTE 10-NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share for the periods indicated:
	Yongye International, Inc.	Yongye International, Inc.
	and Subsidiaries	and Subsidiaries
	FOR THREE MONTHS ENDED	FOR NINE MONTHS ENDED
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2008
	(Restated - Note 1(C))	(Restated - Note 1(C))
Numerator used in basic net income per share:
Net income	$8,089,596	$13,677,458
Change in fair value of derivative liabilities	(3,618,579)	(1,464,256)
Numerator used in diluted net income per share	4,471,017	12,213,202

Shares (denominator):
Weighted average ordinary shares outstanding	21,594,470	17,194,563
Plus: weighted average incremental shares from assumed exercise of warrants	1,213,286	505,184
Weighted average ordinary shares outstanding used in computing diluted net income per ordinary share	22,807,756	17,699,747
Net income per ordinary share-basic	$0.37	$0.80
Net income per ordinary share-diluted	$0.20	$0.69

NOTE 11 -CONCENTRATIONS AND CREDIT RISKS

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

Yongye International, Inc.
THREE MONTHS ENDED SEPTEMBER 30, 2008			NINE MONTHS ENDED SEPTEMBER 30, 2008
		% Total			% Total
Largest Customers	Amount of Sales	Sales	Largest Customers	Amount of Sales	Sales
Hebei	$11,824,157	65%	Hebei	$18,697,216	41%
Xinjiang	$3,834,862	21%	Xingjiang	$13,108,763	29%
Inner Mongolia	$1,158,951	6%	Gansu	$5,633,389	13%
Shandong	$639,144	4%	Inner Mongolia	$4,708,453	10%
Gansu	$634,284	3%	Shandong	$1,618,264	4%
Total	$18,091,398	99%	Total	$43,766,085	97%

The Predecessor
Inner Mongolia Yongye

THREE MONTHS ENDED SEPTEMBER 30, 2007			NINE MONTHS ENDED SEPTEMBER 30, 2007

Largest		% Total		Amount of	% Total
Customers	Amount of Sales	Sales	Largest Customers	Sales	Sales
Hebei	$582,536	22%	Xinjiang	$4,266,516	40%
Gansu	$511,567	19%	Hebei	$1,833,983	17%
Xinjiang	$468,850	18%	Dalian	$1,295,166	12%
Inner Mongolia	$214,212	8%	Inner Mongolia	$816,336	8%
Jiangsu	$118,498	5%	Gansu	$504,456	5%
Total	$1,895,663	72%	Total	$8,716,457	81%

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

Restatement of Financial Statements

Due to the complexities of placing the April 2008 Escrow Shares and September 2008 Escrow Shares into escrow and subsequently accounting for the performance measures and potential transfer of such shares, the Company believed and accounted for such shares as contingently issuable shares for purposes of calculating earnings per share and excluded such outstanding escrowed shares from the calculation of the weighted average number of common shares outstanding. However, after further examination subsequent to the original filing of our Form 10-Q for the period ended September 30, 2008 and it was determined that since the April 2008 Escrow Shares and September 2008 Escrow Shares are neither contingently cancellable nor contingently returnable to the Company, the shares should have been included in the denominator in computing the Company’s basic and diluted net income per share.

During the nine months ended September 30, 2008, the Company issued the “April Warrants”, “September Warrants” (“Investor Warrants”) and “Roth April Warrants”, “Roth September Warrants” (“Roth Warrants”). According to the terms of these warrants, the Company could be required to pay cash to the warrant holders under certain events that are not within the control of the Company. Specifically, upon the occurrence of certain “fundamental transactions” as defined, the warrant holders (but not the shareholders of the Company’s common stock) are entitled to receive cash equal to the value of the warrants to be determined based on an option pricing model and certain specified assumptions set forth in the warrant agreement. In accordance with Emerging Issues Task Force Issue (EITF) No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, such potential cash payments that are not within the Company’s control would preclude equity classification and therefore the warrants should have been classified as a liability and adjusted to fair value through earnings at each reporting date starting from the issuance date.

As a result, the amounts of $1,731,567 and $3,150,375 should have been recognized as derivative liabilities with fair value at issuance April 17, 2008 and September 5, 2008, respectively. The decrease in fair value of the warrants of $3,658,274 and $2,119,470 should have been recorded as a gain to earnings for the three months and nine months ended September 30, 2008, respectively.  In addition, since the Roth Warrants issued by the Company in April and September 2008 (see Note 8) also contains the “Fundamental Transactions”, such warrants should have been accounted for as a liability with changes in fair value also reported in earnings. Roth exercised these warrant during the three months ended September, 30, 2008 (see Note8). Accordingly, the increase in fair value of the Roth April Warrants from June 30, 2008 to the exercise date and the increase in fair value of the Roth September Warrants from the date of issuance through the exercise date of $39,694 should have been recorded as a charge to earnings for the three months ended September 30, 2008. The increase in fair value of the Roth April and September Warrants from issuance date to the exercise date of should have been recorded as a charge to earnings for the nine months ended September 30, 2008. These restatement adjustments had no impact on the Company’s previously reported income tax amounts because the profit or loss associated with these warrants for financial reporting purposes, as described herein, are not expected to result in future income tax consequences.

The correcting adjustments had no impact on the Company’s previously issued consolidated statement of cash flows for the nine months ended September 30, 2008.

Company Overview

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

We are headquartered in Beijing, China and Inner Mongolia Yongye’s manufacturing plant is located in the Inner Mongolia province of China. Currently, we sell two lines of product based on our fulvic acid base: plant nutrition liquid compound and animal nutrition food additive. Our products start with our fulvic Acid base then, in addition, we add other natural substances to customize the base for use in our plant or animal lines of products. Our plant products are intended to add naturally occurring macro and micro nutrients such as nitrogen, phosphorus, potassium, boron and zinc. Our animal products add natural herbs which we believe may help to reduce bacterial inflammation (mastitis) in cows. It also assists many animals digest food more completely and thus; we thus believe that our animal products may help animals who use them to be healthier.

The financial statements we are reporting for 2007 are for our predecessor company, Inner Mongolia Yongye, which has now transferred all Shengmingsu related 2008 sales contracts and income, intellectual property and patents, and personnel, exclusive of manufacturing personnel, into the name of Yongye Nongfeng Biotechnology, the new Cooperative Joint Venture. After this transfer, Inner Mongolia Yongye became the primary contract manufacturing company for the new Cooperative Joint Venture and provided product at a cost plus price for the entire year of 2008. Inner Mongolia Yongye also kept the existing assets and long-term liabilities on its balance sheet.

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

 Supply of Finished Goods

Currently, we purchase our finished goods from our main supplier, Inner Mongolia Yongye, and then sell them through our distribution system. In order to generate greater profit margins, we set out to control our cost of goods sold and have put into place a fixed rate contract with our main supplier and this will extend over the next five years. Each quarter we will go through a review process with our supplier to adjust the fixed rate for the next quarter. We have not received any rate increases thus far in 2008.

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

Financial Highlights
	Yongye	The predecessor	Yongye	The predecessor
	International, Inc.	Inner Mongolia Yongye	International, Inc.	Inner Mongolia Yongye
	and Subsidiaries		and Subsidiaries
	(f/k/a Yongye Biotechnology International, Inc.)		(f/k/a Yongye Biotechnology International, Inc.)
	FOR THREE MONTHS ENDED	FOR THREE MONTHS ENDED	FOR NINE MONTHS ENDED	FOR NINE MONTHS ENDED
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated – Financial Statement Note 1 (C))		(Restated – Financial Statement Note 1 (C))
SALES	$18,202,940	$2,625,137	$45,189,579	$10,752,855

COST	9,278,944	1,021,719	21,697,964	5,368,480

GROSS PROFIT	8,923,996	1,603,418	23,491,615	5,384,375

OPERATING EXPENSES	3,440,036	159,398	7,437,513	230,591

GENERAL AND ADMINISTRATIVE EXPENSES	453,683	196,386	1,265,808	351,372

INCOME FROM OPERATIONS	5,030,277	1,247,634	14,788,294	4,802,412

OTHER INCOME (EXPENSES)
Interest	65,785	-	66,563	1,291
Other income (expense)	(340,087)	(81,827)	(726,927)	(279,468)
Change in fair value of derivative liabilities	3,618,579	-	1,464,256	-
TOTAL OTHER INCOME (EXPENSES)	3,344,277	(81,827)	803,892	(278,177)

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORTY INTEREST	8,374,554	1,165,807	15,592,186	4,524,235

PROVISION FOR INCOME TAXES	227,537	-	822,302	-

NET INCOME BEFORE MINORITY INTEREST	8,147,017	1,165,807	14,769,884	4,524,235

PROVISION FOR MINORITY INTEREST	57,421	-	1,092,426	-

NET INCOME	8,089,596	1,165,807	14,769,884	4,524,235

Foreign Currency Translation Adjustment	5,199	170,033	419,970	344,228

COMPREHENSIVE INCOME	$8,152,216	$1,335,840	$15,189,854	$4,868,463

Net income per share:
Basic	0.37	N/A	0.80	N/A
Diluted	0.20	N/A	0.69	N/A
Weighted average shares used in computation:
Basic	21,594,470	N/A	17,194,563	N/A
Diluted	22,807,756	N/A	17,699,747	N/A

Strategies we are in the process of implementing include:

●
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

●
We will also continue to increase the number of Branded Stores and provide on-going advertising, service and support to these stores so that they can increase their sales base, increase the pull of product through the distribution channels and strengthen our Brand Recognition province byprovince.

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

The following table shows, for the periods indicated, information derived from our consolidated statements of income.
	THREE MONTHS ENDED

	Yongye	The predecessor
	International, Inc.	Inner Mongolia Yongye
	and Subsidiaries
	(f/k/a Yongye Biotechnology International, Inc.)
	FOR THREE MONTHS ENDED	FOR THREE MONTHS ENDED
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007
	(Unaudited)	(Unaudited)	Increase /(decrease)
	(Restated – Financial Statements Note 1 (C))
Net Sales	$18,202,940	$2,625,137	593%
Gross Profit	$8,923,996	$1,603,418	457%
Operating Income	$5,030,277	$1,247,634	303%
Net Income	$8,089,596	$1,165,807	594%

Gross Margins	49%	61%	-12%
Net Margins	44%	44%	-

EPS- Basic	$0.37	N/A	N/A
EPS- Diluted	$0.20	N/A	N/A

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

Our financial position at quarter ended September 30, 2008 (unaudited) and the year ended December 31, 2007:

		Predecessor
	Yongye Nongfeng	Inner Mongolia
		Yongye
	SEPTEMBER 30, 2008	DECEMBER 31, 2007	Increase
	(Unaudited)		/(decrease)
Cash	$6,847,558	$376,002	1,721%
Accounts receivable, net	$20,678,867	$1,630,609	1,168%
Fixed assets, net	$3,386,463	$2,486,487	36%
Total assets	$35,564,319	$23,131,656	54%
Short-term bank loan	-	$5,484,000	-100%
Long-term liabilities	$204,962	$12,153	1,587%
Total stockholders’ equity	$27,754,191	$12,911,472	115%

We increased our cash position to $6,847,558 at the end of September 30, 2008 from $376,002 at the end of December 31, 2007, which is an overall increase of $6,471,556, or 1,721%. This was primarily due to increased cash sales, collections of accounts receivable, and the recent PIPE transaction on September 5, 2008. Accounts receivable increased by 1,168% to $20,678,867 as of September 30, 2008 from $1,630,609 as of December 31, 2007 due to increased growth in sales for the current period. Property, plant and equipment increased to $3,386,463 at September 30, 2008 from $2,486,487 at December 31, 2007, which was a 36% increase and was largely due to Construction In Process (CIP) related to the 8,000TPA facility under construction in the third quarter. Additionally, shareholders’ equity increased by $14,842,718 to $27,754,190 as of September 30, 2008, which is an overall 115% increase compared to $12,911,472 on December 31, 2007, and was due primarily to the influx of our two PIPE transactions on April 17, 2008 and September 5, 2008.

Sales Revenue and Gross Profit

	THREE MONTHS ENDED
		Predecessor
	Yongye Nongfeng	Inner Mongolia
		Yongye
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007	Increase/
	(Unaudited)	(Unaudited)	(Decrease)
Sales	$18,202,940	$2,625,137	593%
Gross Profit	$8,923,996	$1,603,418	457%
Gross Margin	49%	61%	-12%

Sales revenue increased by $15,577,803 to $18,202,940 in the period ended September 30, 2008 from $2,625,137 in the same period ended September 30, 2007 which is a 593% increase overall. Gross Profit also increased 457% over the prior period, which is an increase from $1,603,418 to $8,923,996 or $7,320,578 over the prior period. There was an overall decrease of 12% in gross margin in the period ended September 30, 2008 compared to the same period ended September 30, 2007 which saw the Predecessor earn 61%. This was primarily due to substantial discounts given to valued distributors in the quarter.

The number of independently owned stores brought into our branded store network grew to 775 in the period ended September 30, 2008 from 200 in the same period ended September 30, 2007, which was an increase of 288%. This was due in large part to continued growth of the network throughout the third quarter of 2008.

Additionally, Yongye Nongfeng was not required pay VAT for the plant products sold, which increased its gross sales in 2008, whereas Inner Mongolia Yongye paid VAT for all products sold in 2007, which led to an approximate 4% decrease in gross sales. Once the product is recognized by the tax bureau as belonging in the agricultural fertilizer category, it is exempted from VAT taxation for all its future sales. Under the PRC taxation law, our product is categorized as an agricultural fertilizer and as such is exempted from VAT taxation. Our plant product was recognized by the tax bureau as agricultural fertilizer in 2008, so Yongye Nongfeng did not pay VAT for it. We expect this trend will continue as long as Yongye sells plant products.

THREE MONTHS ENDED
		The Predecessor
		Inner Mongolia
	Yongye Nongfeng	Yongye
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007	Increase
Number of Branded Stores	775	200	288%

Our number of branded stores grew to 775 in the period ended September 30, 2008 from 200 in the same period ended September 30, 2007 which was an increase of 288%.

Sales by Product Line

THREE MONTHS ENDED
				The Predecessor
				Inner Mongolia
	Yongye International, Inc.			Yongye
	SEPTEMBER 30, 2008			SEPTEMBER 30, 2007
	Units Shipped	Total Sales	% of Total Sales	Units Shipped	Total Sales	% of Total Sales
Animals	512	$17,931	0.10%	20,350	$672,383	25.61%
Plant	181,497	$18,185,009	99.90%	14,147	$1,952,754	74.39%
Total	182,009	$18,202,940	100.00%	34,497	$2,625,137	100.00%

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

Selling, general and administrative (“S,G&A”) expenses increased by $3,537,935 to $3,893,719 in the period ended September 30, 2008 from $355,784 in the previous period in 2007, which is a 994% change. As a percentage of Sales for this period ended September 30, 2008, SG&A increased 7% to 21% as compared to 14% in the period ended September 30, 2007. This increase in overall percentage of sales was due to increased advertising of $2,347,780 in the period which is an increase of $2,343,780, salaries of $235,385 in the period which is an increase of $120,265 and freight costs of $602,066 in the period which is an increase of $580,980.  While the predecessor company did have a similar cost structure to Yongye Nongfeng, it was expansive much smaller business with a smaller staff, market size and shipping requirements. This is especially true in the area of freight, where the number of provinces has now increased to 10 in this period ended September 30, 2008 from 4 in the previous period ended September 30, 2007.

Gain on change in fair value of derivative liabilities

The Company has accounted for warrants issued to investors and Roth in April Offering and September Offering in year 2008 as liability measured at fair value. The change in their fair value during the three months ended September 30, 2008 added to Consolidated Statement of Income of a gain of $3,618,579. No such gain was recognized for the three months ended September 30, 2007, as the Predecessor Company did not issue any such security during the year 2007. In addition, the gain recognized for the three months ended June 30, 2008 was due to the significant decrease of our stock price at September 30, 2008 ($2.00) compared to that at June 30, 2008 ($3.50) and September 5, 2008 ($3.75).

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

The Company’s Cooperative Joint Venture subsidiary, Yongye Nongfeng Biotechnology Co. (“Yongye Nongfeng ”), is subject to PRC Enterprise Income Tax at a rate of 25% of net income from its foundation on January 4, 2008 to March 31, 2008, and 1.25% of gross revenue since April 1, 2008.  The difference in tax rates occurred because, while the CJV was entitled to the “Check and Ratify” taxation method rate, and did apply for it, the CJV did not receive approval for such rate until the second quarter of 2008. Under the PRC taxation system, the enterprise income taxation is conducted on a quarter by quarter basis and, therefore, we were subject to the rate of 25% of net income for the full first quarter of 2008 and computed the tax at 1.25% of gross revenue for the remaining three quarters of 2008.

For the three months ended September 30, 2008, the Company’s income tax expense was $227,537 and income tax payable as of September 30, 2008 was $414,997 compared to $0 and $0 for the same period in 2007.

Net income

	THREE MONTHS ENDED

	Yongye Nongfeng Biotechnology	Predecessor
		Inner Mongolia
		Yongye
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007	Increase/
	(Unaudited)	(Unaudited)	(Decrease)
Net income	8,089,596	1,165,807	594%
Percentage of Sales	44%	44%	0%

Net income for the period ended September 30, 2008 increased by $6,923,789 to $8,089,596 from $1,165,807 in the same period ended September 30, 2007, which is a 594% increase. However, this also represented a stable overall percentage of net income to sales of 44% in the period ended September 30, 2008 compared to 44% in September 30, 2007. This was primarily due to increased SG&A and cost of goods sold over the period, offset by the gain generated by change in fair value of derivative liabilities as described above.

Basic and diluted earnings per share (EPS) for the three months ended September 30, 2008, were $0.37 and $0.20, respectively. The weighted average shares outstanding used to calculate basic and diluted EPS for the periods were 21.6 million and 22.8 million, respectively.

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

As is customary in the industry, we provide payment terms to most of our distributors which typically exceed the terms that we ourselves receive from our finished goods suppliers.  We typically provide 90 day terms to our provincial level customers and ask for all others to make cash payments up front or upon delivery.  Therefore, the Company’s liquidity needs have generally consisted of working capital necessary to finance receivables and raw material inventory. We believe that over the next 12 months our existing cash, cash equivalents and cash flows from operations will be sufficient to meet our anticipated future cash needs. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We will determine how to meet these specific cash flow needs as they arise. Therefore, there can be no assurance that such additional investment will be available to us, or if available, that it will be available on terms acceptable to us. Cash and Cash Equivalents balance amounted to $6,847,558 and $1,532,713 as of September 30 2008 and the corresponding period of 2007, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007 Financial Cash Flow Highlights for Nine months Ended:

Nine Months Ended September 30, 2008 as compared to December 31, 2007

Working capital for the first nine months period ended September 30, 2008 increased by $22,994,508 to $25,650,298, as compared to $ 2,655,790 in the twelve month period ended December 31, 2007. While comparing working capital between the CJV and the predecessor company is not exactly comparing like items, we do it here to show the differences between the two business models. The changes in working capital over this nine month period are primarily due to a decrease in inventory of $ 7,791,256 due to the finished goods only nature of our business model, an increase in cash of $ 6,471,556 due significantly to our two financings, increased sales capability in the period, and a large accounts receivable increase of $ 19,048,258 due to larger sales volume.

The changes described above were generally due to the fact that our largest customers typically pay us 90 days after we ship products to them. Because we are constrained by the seasonal forces and the elongated payment terms of the agriculture industry, we slowly build up accounts receivable starting in the first quarter and more rapidly add to this throughout the peak season of the second and third quarter. As the end of the year approaches, we typically have had the ability to collect a great deal of our receivables so as to start the new year with a much lower balance.

Because of the seasonal nature of agriculture industry, the peak season for the sale of our product is in the second and third quarters of the year. We normally build up inventory in the first and fourth quarters to prepare for shipments to customers as they order product for the peak selling season in the second and third quarters. The significant increase in the balance of inventory we recently experienced was in line with this business practice. Additionally, we are in the process of increasing capacity from 2,000TPA to 10,000TPA in preparation for increased sales of the product which we expect to occur. We expect that we will maintain a similar balance in the future year ends.

Accounts receivable Days Sales Outstanding (“DSO”) is defined as average accounts receivable for the period divided by net sales per day and increased 68 days to 103 days from 35 days which is due to several large distributors going beyond the normal terms of their agreements. Days Sales in Inventory (“DIO”) is defined as average inventory in the period divided by the cost of sales per day and decreased to 13 days from 213 days due to our current business model focusing on the sales of finished goods which are shipped from the manufacturer to our customers.

Nine Months Ended September 30, 2008 as compared to September 30, 2007

NINE MONTHS ENDED
		Predecessor
	Yongye Nongfeng	Inner Mongolia
	Biotechnology	Yongye
			Increase
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007	/(decrease)
	(Unaudited)	(Unaudited)
Net cash used in operating activities	(8,119,164)	(3,569,434)	127%
Net cash used in investing activities	(3,616,091)	(96,165)	3,660%
Net cash from financing activities	18,194,020	5,076,498	258%
Effect of exchange rate change on cash and cash equivalents	380,656	32,791	844%
Net increase in cash and cash equivalents	6,839,421	1,443,690	374%
Cash and cash equivalents at beginning of period	8,137	89,023	(91%)
Cash and cash equivalents at end of period	6,847,558	1,532,713	347%

Net cash used in operating activities increased in the period ended September 30, 2008 by $4,549,730 to $8,119,164 from $3,569,434 at the end of the period September 30, 2007, which represents a 127% increase over the prior period. The increase of $4,549,730 between the periods was mainly brought about by changes as follows: an increase in accounts receivable of $19,511,908, a decrease in inventories of $3,164,792 and an increase in accounts payable and accrued expenses of $1,561,974, which were off-set by a change in net income of $10,245,649. Net cash used in investing activities increased to $3,616,091 from $96,165 mainly due to construction in progress of $2,891,425.

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

	NINE MONTHS ENDED
		Predecessor
	Yongye Nongfeng	Inner Mongolia
	Biotechnology	Yongye
			Increase
	SEPTEMBER 30, 2008	SEPTEMBER 30,2007	/(decrease)
	(Unaudited)	(Unaudited)
Sales	45,189,579	10,752,855	320%
Gross Profit	23,491,615	5,384,375	336%
Income from Operations	14,788,294	4,802,412	208%
Net Income	13,677,458	4,524,235	202%

Gross Margins	52%	50%	2%
Net Margins	30%	42%	-12%

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

	THREE MONTHS ENDED				NINE MONTHS ENDED
			Predecessor				Predecessor
	Yongye Nongfeng		Inner Mongolia		Yongye Nongfeng		Inner Mongolia
	Biotechnology		Yongye		Biotechnology		Yongye
			SEPTEMBER 30,				SEPTEMBER 30,
	SEPTEMBER 30, 2008		2007		SEPTEMBER 30, 2008		2007
	%	Sales	%	Sales	%	Sales	%	Sales
5 Major Customers	99%	$18,091,398	72%	$1,895,663	97%	$43,766,085	81%	$8,716,457
1 Major Customer	65%	$11,824,157	22%	$582,536	41%	$18,697,216	40%	$4,266,516

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

Selling, General and Administrative Expenses

We incurred total SG&A expenses of $8,703,321 or 19%, of revenue, for the nine months ended September 30, 2008. As compared to the same period in 2007, this represents an increase of $8,121,358 or 1,396% , over SG&A expenses of $581,963 for the nine months ended September 30, 2007, which was 5.4% of revenue. Much of this increase is due to increased expenses for operating as a public company, hiring additional executive team members and increased advertising expenses which, due to the seasonal nature of our business, must be expended in the first and second quarters of 2008 in order to reach customers for the growing season starting early in the second quarter.

Gain on change in fair value of derivative liabilities

The Company has accounted for warrants issued to investors and Roth in April Offering and September Offering in year 2008 as liability measured at fair value. The change in their fair value during the nine months ended September 30, 2008 added to Consolidated Statement of Income of a gain of $1,464,256. No such gain was recognized for the nine months ended September 30, 2007, as the Predecessor Company did not issue any such security during the year 2007. In addition, the gain recognized for the nine months ended September 30, 2008 was due to the significant decrease of our stock price at September 30, 2008 ($2.00) compared to that at issuance date April 17, 2008 ($2.22) and September 5, 2008 ($3.75).

Net Income

Our net income was $13,677,458 or 30% of revenues, for this nine month period ended September 30, 2008. This was $9,153,223 or a 202% increase, over the same nine month period in 2007, which was $4,524,235 and 42% of revenue. The increase reflects continued expansion in sales revenue levels, continued strong demand for our products and sustained profitability. Decrease in overall net margin as a percent of sales of 12% in the nine months ended September 30, 2008 was due to higher costs of SG&A due to marketing costs, salaries and transportation as mentioned above.

Basic and diluted earnings per share (EPS) for the nine months ended September 30, 2008, were $0.80 and $0.69, respectively. The weighted average shares outstanding used to calculate basic and diluted EPS for the periods were 17.2 million and 17.7 million, respectively.

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

Yongye International, Inc.

Dated: October 19, 2009	By:	/s/ Zishen Wu
Name: Zishen Wu
Title: Chief Executive Officer and President

	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Officer