Form 10-K/A
period 2008-12-31
Yongye International, Inc.
filed 2009-10-20
CIK 1398551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

+86 10 8232 8866
(Issuer’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: Common Stock, par value $.001 per share

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

There were a total of 32,790,327 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of September 9, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Annual Report on Form 10-K/A (the “Amendment”) to amend Part I, Item 1, Financial Statements and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the original Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”). This Amendment has been filed to correct an error in the manner in which we calculated the number of shares outstanding in determining earnings per share, and another error in which we should have reclassified warrants issued as a derivative liability, and the financial statements contained herein are being restated accordingly. In addition, certain revisions are being made to the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2008 initially filed with the Securities and Exchange Commission (the “Commission”) on March 24, 2009 in response to the Commission’s comment letter dated September 1, 2009.

TABLE OF CONTENTS

i

ITEM 1 Business

Business Overview

We are engaged in the research, development and sales of fulvic acid based liquid and powder nutrient compounds for plant and animal feed used in the agriculture industry.  Fulvic acid is produced by the decomposition of plant material over a period of time and acts as a transport agent, which helps cells absorb essential minerals and elements for growth.  Based on our internal data and research, we believe our proprietary technology for fulvic acid extraction creates some of the purest and most effective fulvic acid base on the market in China today. We have found that our fulvic acid has a very light weight molecular composition, which we believe improves the overall permeability of cell walls and allows more complete transport of nutrients across plant membranes, effectively strengthening the overall health of plants.  Additionally, the Inner Mongolia Autonomous Region Scientific and Technology Bureau (SEAL), on December 6, 2008, thoroughly reviewed the scientific and economic data provided by the company and reached the opinion that information provided by the project is complete; the data is detailed and reliable, consistent with the identification requirements supports China’s agricultural production development, the product has a wide range of efficacy, thereof promoting plant growth, enhancing plant resistance, increasing production, improving quality, increasing the utilization of fertilizer and etc. Large scale experimentation has proven that the product can increase overall crop yield by 10-20%, and for vegetables, 15-30%, with the significant improvement of the agricultural products quality, and outstanding economic and social benefits, the project has obvious innovations in humic acid extraction process and of the product preparation in selection and application in oxidants, composite precipitators, complexing agent, distributed agent and additives.

Industry and Market Overview

We believe that in order to understand our business, it is important to understand China’s economy. China has grown from a largely semi-subsistence economy to an urban economy in recent years.  The population shift to the first and second tier cities (large populations with well developed infrastructure) such as Beijing, Shanghai, Xian & Chengdu is already well documented and now smaller cities such as Hohhot, Kunming and Linyi, with over 1 million people each, are developing larger populations as well. The middle class is growing and consumers are demanding better quality agricultural products and research suggests that as income increases, as with other countries globally, consumers begin to increase consumption of meat, fruit, vegetables, poultry and dairy products (Economic Research Service/USDA, 2000).  The agricultural industry in China is expected to grow to keep up with this domestic demand, but added to this is also a global demand for China’s agriculture products.  This increased demand is creating much volatility in the supply chain due to currency fluctuations, logistics issues, pricing changes and market risk and we believe farmers are at the crux of both a source of and solution to crop and animal production issues China faces today.  This is where we believe our products can help to fulfill market need.

Currently, crop production in China is limited to only 1.827 billion mu (121.8 million hectares or approximately 301 million acres) of arable farm land, which is only about 14% of all of China’s land (China, National Bureau of Statistics, 2008). One principle to ensure food security is the “bottom line”: 1.8 billion mu (120 million hectares) of farmland which is (0.09 hectares) per capita, about a third of the global average. In 1996, China had 1.951 billion mu (130.07 million hectares), or 1.59 mu (0.11 hectares) per person — a loss of 6.4 percent of the arable land in 11 years mainly to urbanization. China approves about 4 million mu (266,667 hectares or 658,667 acres) for construction each year which impacts about 2.82 million mu (188,000 hectares) of farmland. Currently about 70% of new construction in second and third tier cities encroaches on farmland. China’s urban population was about 43.9 percent in 2006 and continues to grow with projections of 70 percent by 2050. China reported 7,438 square km of urban area in 1981 and 32,521 square km in 2005, a 340-percent increase in 25 years.

China has the world’s largest population, which it sustains on a very low amount of arable land on a per capita basis, approximately 0.09 hectare (according to a story appearing in China Daily on October 3, 2008). This is approximately 50% of that present in the United States (Source: US Census Bureau, www.census.gov). This high population density in China requires that each hectare of land feed an average of 10 people compared to the world average of 4.4 people, which means farm land is being used at close to capacity levels just for domestic production levels. Another problem is desertification, the transformation of arable or habitable land to desert due to changes in climate. Desertification claimed 1,200 square miles of land in 2007, or 120,000 hectares. This is a major improvement from losses in the 1990’s which reached 10,000 square miles per annum. According to an estimate by Interfax China, if unabated, the shortage could reach 6.67 million hectares by 2020.

This combination of limited arable land and a large and growing population has created a significant need to increase the output of crops per hectare in China using agricultural inputs as the main technology. In China, the average grain yield per acre grew 98 percent between 1980 and 2005, while total fertilizer use increased 416 percent from 9.1M tons to 47M tons. Much of the excess, however, is lost to the environment, degrading both air and water quality, with 70% of the nutrients being lost due to poor crop management (China Agriculture Statistical Year Book, 1980-2005). The last five years, beginning with 2005, have seen year on year increases in crop production which hasn’t been seen since economic reforms began in the late 1970s (USDA Foreign Agriculture Service). We believe exports and domestic consumption will continue to pressure crop production upwards, so, given the limited amount of arable land, further growth in farming capacity is likely to come from continued reliance on agricultural input technologies.

This is a common occurrence in most developing nations and has prompted the Food and Agriculture Organization of the United Nations to implement an on-going, high priority initiative to increase farmer education proper plant nutrient management. The key point is that the UN is encouraging farmers to increase nutrients to the plant without increasing the amount of fertilizer used. In case of farmer education, the FAO says that the majority of the world’s farmers are females and they tend to continue cultivating in traditional ways. They need to be educated about the modern methods and the governments should take initiatives for this. Overall, we believe that this supports not only our plant nutrient approach, but also our educational approach to selling our product, which is helping farmers to increase yields via overall education and proper use of input products.

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

With this backdrop, we began selling our plant and animal nutrient products to help farmers increase their farming output. In crop production, we believe that our product assists farmers in generating higher yields from their crops and our first line of animal product for dairy cows assists with the reduction of mastitis to increase milk production.

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

As the overall economy grows, consumer demand for better quality food products is also growing. Over 60% of the nation’s population is comprised of low income, rural farmers (Asian Development Bank). The government has made raising the level of rural income, especially in Western China, a top economic and social goal.  The government expects annual rural income to grow between 5% and 10% through 2010. With increased income among a large portion of the population, demand for better food products, including organic “Green Food,” is expected to grow. The need to use land efficiently has led to a genuine need to improve productivity. China’s increasingly affluent urban centers and rising concerns about food quality and safety have led to greater demand for organic plant and animal nutrients (Demand for Food Quantity and Quality in China, USDA/ERS, January 2007).

Barely meeting domestic demand for agricultural products, food security has become a national priority in China (as noted in China’s Food and Agriculture: Issues for the 21st Century, ERS/USDA). China is self-sufficient in its ability to raise most of its staple crops, which is a part of food security, but increasingly dependent on imports of some agricultural products, such as soybeans, to meet rising domestic demand. This was after China’s agricultural output increased 19% in the period 1988 to 2004 from 394,080,000 tons to 469,469,000 tons (China’s Hunger: The Consequences of a Rising Demand for Food and Energy).

We estimate, by the end of 2008, the overall fertilizer market generated over $50 billion in sales in China and has grown about 30% a year from 2005 to 2009. Demand for organic plant fertilizers and nutrients is expected to grow with increasing concern over food quality and environmental issues. Over reliance on chemical fertilizers has led to soil degradation and water pollution, raising the importance of alternative means of increasing productivity. The government plans to spend approximately $169 billion, 1.6% of GDP, between 2006 and 2010 on environmental objectives (OECD, 2006). In 2007, China spent about $5.9 billion on direct subsidies for grain production and the purchase of agricultural materials, up 63% from 2006. The government is planning on additional farm subsidies, land reform initiatives, and elimination of certain agricultural taxes and is promoting the production of organically grown products by setting new standards.

Domestic competition for plant nutrients typically comes from companies in the traditional fertilizer industry, though the plant nutrient market does not directly compete with traditional fertilizer products. China’s fertilizer industry is highly fragmented, with over 2,800 fertilizer products registered with the government in 2007 (according to the PRC Ministry of Agriculture). Yongye competes against 164 other fulvic acid fertilizer products (Chinese Fertilizer Net), however, we believe that only four other similarly enhanced fulvic acid based products are truly competitors. We have found that most of the products provided by local fertilizer companies are low quality, liquid compound fertilizers, many of which are not licensed for sale. We believe these products do not provide plants with a full range of nutrients and international producers have higher quality offerings, but are comparatively expensive. Yongye’s animal nutrient product, which we believe helps to reduce the onset of mastitis, competes against medicines with antibiotic properties, which are usually used to treat livestock after the onset of infection. The Company’s nutrient product for dairy cows underwent internal research and market testing, which substantiated its beliefs that it improved milk production and helped dairy cows avoid a number of diseases including mastitis. Thus, we believe that the use of our animal nutrient product may promote health and decrease the need for expensive medicines in dairy cows.

The Market for Plant Nutrients

China Market

•	The overall fertilizer market is estimated to be a $50B industry in China – estimated to grow about 30% a year from 2005 to 2009

•	China has about 1.81B Mu of arable land – we believe all cash and row crops benefit from the use of Yongye’s “Shengmingsu”™ product

•	China purchased 63% more agricultural materials in 2007 than 2006 - the market is growing rapidly

Yongye’s Market: Ten Provinces

•	Yongye grew about 265% in 2008 as compared with its predecessor company in 2007 and expects to grow an additional 70-75% in 2009

•	Our estimates show that nutrient products are applied to about 6% of all arable land

Yongye International, Inc. and Subsidiaries			The Predecessor Inner Mongolia Yongye
YEAR ENDED DECEMBER 31, 2008			YEAR ENDED DECEMBER 31, 2007
Largest Customers	Amount of Sales	% Total Sales	Largest Customers	Amount of Sales	% Total Sales
Hebei	$20,541,267	43%	Xinjiang	$3,853,891	29%
Xinjiang	$6,886,624	14%	Beijing	$2,980,234	23%
Gansu	$6,291,070	13%	Hebei	$1,976,680	15%
Inner Mongolia	$5,663,011	12%	Dalian	$1,216,097	9%
Shandong	$4,727,842	10%	Jiangsu	$740,251	6%
Total	$44,109,813	92%	Total	$10,767,153	82%

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

2.
Recognized and certified product offerings. We believe we are well recognized in our markets because we work with government authorities to establish the strength of our product and company and we work with farmers in creating loyalty via our sales and support process. We also make sure our products are certified by all appropriate authorities starting with the Ministry of Agriculture which allows domestic manufacturing and sales of the product. We are also ISO 9001 certified.

3.
Provide direct technical and support services to farmers who purchase products. We work to create strong customer loyalty by supporting farmers from product trials through initial purchase and finally into large quantity purchases. We educate farmers in yield production techniques and show them how our products are part of this process. We also show them how our product works by setting up trials in specific areas and helping them use the product throughout the season as well.

4.
Cost effective extraction of fulvic acid on an industry scale. We believe our extraction process is unique in our industry in that it allows us to create a product which has been found to be more bioactive than other fulvic acid mixtures on the market.  We believe that we not only create a better fulvic acid base for our products, but do it in a cost effective manner.  We believe this allows us to create a better product at a competitive price.

We believe that our strategic growth plan for 2009 capitalizes on the following market conditions to build long term profitability:

•
In October 2008, we began a restructuring process to acquire the predecessor’s existing building and equipment for the 2000 tonnes per annum (“TPA”) facility and 120 Mu of land which will house the entire 10,000 TPA facility. This effort will not be completed until approximately October 4, 2009.

•	Completed construction of a new 8,000 Tonnes Per Annum (TPA) processing facility in October 2008, which increased the production to 10,000 tonnes per annum.

•
Employing strategic television and print advertising to support sales throughout 2008 and 2009. For example, we launched an infomercial campaign on local channels to educate farmers and to help them alter usage patterns.

•	Developing customized and enhanced plant products targeting specific crops with the intent to increase yields and market position.

•	Increasing our line of animal product offerings to capture a wider market – we hope revenue from these products has the effect of reducing the seasonal sales swings in slower quarters.

•	Building our revenue base via increased sales coverage in current provinces and increased market penetration through additional support staff coverage.

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

The following chart reflects our current organizational structure as of the date hereof:

Yongye International Organizational Structure

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

In November 2007, Asia Standard Oil Limited, a Hong Kong company that is the wholly owned subsidiary of Fullmax (“Asia Standard”), entered into a Sino-foreign cooperative joint venture agreement with Inner Mongolia Yongye (“CJV Agreement”), a PRC company that has been in the business of researching, producing and selling its own proprietary plant and animal nutrient products since 2003 (“Inner Mongolia Yongye”).  Asia Standard and Inner Mongolia Yongye formed Yongye Nongfeng Biotechnology Co., Ltd., a new cooperative joint venture under PRC law (the “CJV” or “Yongye Nongfeng Biotechnology”) in January 2008. Yongye Nongfeng Biotechnology was incorporated and approved by the Inner Mongolia Department of Commerce and the Inner Mongolia Administration for Industry and Commerce on January 4, 2008.  Under the CJV Agreement, being its capital contribution obligation, Inner Mongolia Yongye shall assign (i) its intellectual property rights, registered trademark and patents; (ii) assist the CJV to recruit the whole management team; (iii) assist the CJV to handle various governmental approval and filing matters; (iv) arrange the office and manufacturing sites for the CJV; and (v) assist the CJV to take care of foreign employees.  As a separate matter, Inner Mongolia Yongye shall assign its customers and sales contracts to the CJV. In addition, the CJV has an option to purchase the manufacturing plant of Inner Mongolia Yongye in two years. The CJV has a ten-year term commencing from January 2008, subject to extension and early termination. The CJV agreement is essentially a joint venture agreement that governs the division of profits between the parties and generally provides for how the CJV should be managed and governed, subject to applicable PRC law.  The CJV agreement may be amended or supplemented by mutual agreement of the parties.  The CJV agreement may be terminated upon unanimous consent of the board of directors of the CJV, subject to governmental approval.  PRC law mandates the dissolution of a contractual joint venture, subject to governmental approval, in certain cases: (i) the term of cooperation expires; (ii) the cooperative enterprise is unable to continue operation due to the occurrence of heavy losses or grievous injury caused by force majeure; (iii) the cooperative enterprise is unable to continue operation because one or several partners fail to implement the obligations stipulated in the cooperative enterprise contract and the articles of association; (iv) an occurrence of other causes for dissolution as set forth in the cooperative enterprise contract and the articles of association; and (v) the cooperative enterprise violates laws and administrative regulations, and is ordered to be closed by law.  Any rights of Inner Mongolia Yongye to terminate the CJV agreement would be limited to (iii) in the preceding sentence, subject to governmental approval; in the event of (ii) or (iv) in the preceding sentence, the board of directors of the CJV must make such determination, subject to governmental approval.

We operate our businesses in China solely through Yongye Nongfeng Biotechnology, which is 99.5% owned by Asia Standard and 0.5% owned by Inner Mongolia Yongye as stipulated in the CJV contract. Such percentages reflect the equity ownership assuming the total amount of registered capital has been fully paid, which is $21,000,000, of which $20,900,000 shall be contributed by Asia Standard Oil Limited, and $100,000 shall be contributed by Inner Mongolia Yongye.  Because ASO only paid $16,778,741 in the year ended 2008 and Inner Mongolia Yongye fully paid the $100,000, based upon the amount of registered capital that has been paid to date the percentages are 99.4% and 0.6%, respectively as of December 31, 2008. As agreed by Inner Mongolia Yongye separately, the former primary contract manufacturer of Shengmingsu products for Yongye Nongfeng Biotechnology, it shall assign its management and administrative team, manufacturing employees, customers, and sales contracts to Yongye Nongfeng Biotechnology.

As part of the September Financing, we began a restructuring process which required us to purchase the land, buildings and equipment which comprised the 10,000 TPA capacity completed in October 2008. We began this process by purchasing the predecessor’s 2000TPA equipment in October 2008, but in order to complete the process we needed to own the fertilizer license issued by the PRC Ministry of Agriculture. The fertilizer license, previously issued to Inner Mongolia Yongye, was issued in the name of Yongye Nongfeng Biotechnology (the “License”) on June 1, 2009, which now permits Yongye Nongfeng Biotechnology to manufacture its own finished products.  Now that the License has been received, we intend to acquire the remaining land and assets related to the manufacture of finished products from Inner Mongolia Yongye (the “CJV Restructuring”). The total liability incurred for payments to the Predecessor company is limited to USD$6M and thus far USD$.95M has been paid to the predecessor company.

Our Principal Products and Services

The base of our product is our own proprietary fulvic acid compound, which is extracted from humic acid. Fulvic acid is a complex, acidic, biochemical polymer which can either be produced naturally by the decomposition of plant material over a long period of time or via a manufacturing process. Fulvic acid binds itself to cellulose fibers and strengthens the cell walls of plants and animals and acts as a transport agent helping cells absorb the essential minerals and elements for growth. Fulvic acid usually carries 70 or more minerals and trace elements as part of its molecular complexes. These are in ideal natural form to be absorbed by plants and interact with living cells. Plants readily absorb high amounts of fulvic acid, and more readily maintain the minerals and trace elements brought in by fulvic acid. Fulvic Acid creates bioactivity in plant cells and makes them healthier. Our proprietary process extracts fulvic acid from humic acid and creates the base fulvic acid compound used in both our plant (liquid form) and animal nutrient (powder form) products. We have determined that this process will remain a trade secret due to its importance in the creation of our final product. If we were to patent this process, we would necessarily have to publicly disclose certain information as part of the patent application, and thus lose our competitive advantage we believe we currently have.

We believe, and our research has shown, Fulvic Acid (FA) has the following key attributes when used in the agricultural industry for both plants and animals:

•	Dissolves and then absorbs minerals into itself;

•	Polymer properties protect vitamins and minerals during uptake or digestion;

•	Contains many essential nutrients for health and growth;

•	Works especially well in adverse conditions;

•	Increases natural strength and ability of cells to fight off sickness and disease;

•	Scavenges free radicals and removes toxins such as heavy metals and pollutants;

•	Increases oxygen intake into the cells; and

•	Maximizes enzyme development which results in better uptake or digestion.

The principal raw material used in creating fulvic acid is Humic Acid (HA). Humic Acid is naturally occurring organic soil matter or “humic substance” which is mined from Leonardite Coal. Humic Acid exhibits a high cation exchange capacity (CEC) or in other words makes it easier for soil nutrient particles to move within the soil, and thus to be taken in by plants. Humic Acid also increases the nutrient intake ability of plants through “chelation”. Normally, trace elements are positively charged while the pores or openings on the roots and leaves of plants are negatively charged which restricts the transfer of minerals because of the mismatched charges. However, with the addition of a chelate, Humic Acid, the minerals are encapsulated in the chelate and the positive charge changes into a net negative or neutral charge, which allows the element to pass through the pore and into the plant. Also, we have believe that the regular use of HA organic liquid compound fertilizer can enable fertilizer, insecticide, herbicide and water use to be reduced. We believe this can be supportive to the environment since it may prevent contamination of water sources caused by runoff.

Product Functions and Results: Plant Line

Our plant products are sold by the 100 ml bottle and in cases of 100 bottles each. The average farmer in China has a cultivated land area of 2-4 Mu and this requires about 6-12 bottles of product which is sprayed on every 15 days over a 45 day growing period. We believe that if the farmer uses our product correctly, he can decrease the use of fertilizers to normal levels and decrease overall usage of pesticides and herbicides which may reduce their overall input costs. Internal studies show that, depending upon the crop, the farmer will see increases in yields and value in the market place which should increase overall income. Each crop varies in response to the product, but we believe farmers may be expected to experience increases on par with the following results under the proper fertilizer and water conditions:

Crop	Yield
Capsicum (green pepper)	increases yield by up to 22.7%
Carrot:	increases yield by up to 26.5%
Celery:	increases yield by up to 26.3%
Cucumbers:	increases yield to 21.7%, and the leaves are greener, the plants are higher by 3.0cm, and earlier to market by 11 days
Grapes:	increases weight of individual grape 0.4g, 18.2%, increases sugar content 37.5%
Potatoes:	increases yield up to 17.3%, and the leaves are thicker and they bloom 7 to 10 days earlier
Watermelon:	increases yield by up to 16.9%, increases sugar content 0.8%-1.8%
Wheat:	increases yield up to 10.7%

Product Functions and Results: Animal Line

Currently, our animal product line is specifically targeted at dairy cows, although we plan to develop products customized for other animals in the future.  We believe that our animal products will help increase the capacity of the dairy supply chain by increasing the health of the dairy cows and reducing their problems with mastitis. We use our base of fulvic acid and add the Chinese herbs Matrine & Oxymatrine. Matrine and Oxymatrine are non-steroidal analgesics which are anti-inflammatory in nature and are administered in treatment of mild to severe pain or treatment of inflammatory states. They also have a variety of biological activities.

In general, our internal studies show that the financial impact for farmers from using our product has been an annual net profit increase per cow due to an increase in production, and if used for treatment of mastitis, a decrease in the costs associated with the purchase of additional products to reduce bacterial inflammation, which could also be expected to increase annual net profit.  We sell our product in 300g packets that are bundled into ten (10) 20g bags. A typical regime of use would be one cow taking 1.5g daily over a 100 day period of time.

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

Plant Products

Currently, we use a universal product which can be applied to all types of crops, but will increase our product offerings to the following:

Corn, La Jiao Pepper, Wheat, Rice, Cucumber, Tomato, Cotton, Potato, Sunflower, Grapes, Tropical Fruits and Flowers.

When we introduce these products into the market place, we plan to charge a small percentage more than we do for the universal product, which should increase our revenue by a small amount. This will not replace our universally applied product as we will leave it in the market as well. We also expect to increase the price as market forces demand.

Animal Product

After successful sales in our test market, we will continue to offer our Dairy Cow products, but expect to increase sales of the product due to targeted marketing in selected provinces. We are also working on the introduction of products for pigs, chickens and sheep.

Our Contract Manufacturing Outsourced Process

We believe that our competitive advantage begins with our core intellectual property (“IP”) and cost effective production capability, which is attributed to our IP and manufacturing process we are acquiring from our contract manufacturer, Inner Mongolia Yongye.   The former chief scientist of Inner Mongolia Yongye worked specifically on the Shengmingsu line of products for the first five years of development and has over 40 years of experience in the industry. This has led to two invention patents applied for by Inner Mongolia Yongye (the “Predecessor Company”), which are used in the manufacturing process. Currently, one of the two patent applications has been granted (plant patent) and is in the name of the CJV while the other one is still pending (animal patent). The pending patent’s transfer to the CJV has been approved and when issued, it will be issued in the name of Yongye Nongfeng Biotechnology Co., Ltd.  These invention patents cover the formulation and stabilization of our unique plant and animal nutrient products.  Our products are approved and certified by the PRC Ministry of Agriculture.

The production process and IP we are acquiring from Inner Mongolia Yongye is scientifically designed to ensure that the end product takes advantage of the Intellectual Property and our vertical integration of our main raw materials provider to ensure constantly high quality product. Inner Mongolia Yongye is ISO 9001:2000 (quality control certified (July 2007)), a Hohhot Industry and Commerce Bureau AAA trusted company (awarded July 2007) and a Greenfood certified (August 2008) production facility. The production facility is housed in a 2,000 sq. meter building which is adjacent to a 4,000 sq meter building used for heating and water filtration. The actual production process for Fulvic Acid is the key intellectual property component. This process, generally described, is as follows:

•	Humic Acid is mixed with water and sodium hydroxide to form a solution.

•	The Humic Acid is precipitated as a solid while maintaining the solubilized Fulvic Acid in solution.

•	The solid Humic Acid and the solubilized Fulvic acid are separated.

•	The Fulvic Acid Compound is then mixed with special nutrients for its plant and animal product lines.

•	The animal product is turned into a powder.

•	Other customization is completed as required by customers.

Our products are packaged in bottles, bags and boxes. Each type of packaging material, along with packaging labels, is purchased from three to four manufacturers. These materials are readily available in the market. The products are then assembled and packaged in Inner Mongolia and shipped to distributors and retailers.

Manufacturing Outsourcing Contract (10,000 Tonnes Per Annum Capacity)

From January 2008 until March 2009, Yongye Nongfeng Biotechnology had an outsourcing contract with Inner Mongolia Yongye for the production of our finished nutrient product. From January 2008 until September 2008, the manufacturer was running at 2,000TPA capacity, but after constructing a new 8,000TPA facility, capacity was increased to 10,000TPA. All employees have been transferred to Yongye Nongfeng.  The contract between the two companies had the following stipulations:

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

•
We were granted favorable tax benefits by the local tax authority because we are designated a high technology company and are located in an economic development zone in Hohhot city. This applies to the tax rate we incur for revenue, profit and VAT and is granted on a year-by-year basis.

Our Marketing and Sales Support

Our sales staff is trained to work with the distributor network, retail stores and farmers to ensure that our customers receive the right product and after-sales support.  They share their knowledge by walking through farming communities, organizing training courses, inviting local agricultural experts and university professors to speak on proper agricultural techniques as well as the use of our product. The Predecessor Company ended 2007 with marketing and sales staff of 91, which included temporary staff, and at December 31, 2008 had 65 full-time staff.  We expect that we will grow in 2009 to meet demand and support the sales of the product to our distributors. Our management in Beijing works with this staff to coordinate all marketing and sales activities.

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

One new strategy will include an infomercial campaign to promote and educate farmers on benefits of Yongye’s nutrient products and provide in-store training for farmers on the use of the products. In 2009, we began running this on CCTV, which is the agricultural channel in China. In this way, we hope to increase the predictability of operational and sales performance for both the franchisee and the farmer.

Our Distribution & Sales Network

Our Distributor Network channel is comprised by provincial or regional agents who purchase our products and sell them through a chain of local agents whose terminal sales point is a retail store or large farm. As of March 31, 2009 there were approximately 3,500 retail stores selling Shengmingsu products. This group of stores is comprised of pre-existing, independently owned agricultural product stores, which sell our product to local farmers. As of March 31, 2009, there were 2,000 such stores in the Yongye Branded Store network and 1,500 stores which are in a trials basis to become a branded store.

This network of retail stores create a “community-direct” model through which our distributors sell our product. In these stores, Yongye products are featured and prominently displayed. We believe these stores have a local feel and have long time recognition in the community as the “trusted” local agricultural product expert. Before a distributor decides to bring a store into his segment of the Branded Store network, he may require it to go through a trials process whereby the owner works with him to reach specific performance goals. After branding, each store has the opportunity to sell a nationally distributed product which attracts attention to the store.

While we generally encourage distributors to model each branded store after our own national model, he ultimately has the control over the final implementation of the branding along with the store owner. Store owners receive a proven product, training and promotional assistance. Some stores are supplied with a computer that has educational and promotional programs used to help farmers understand the benefits of using Yongye products.  The goal being to encourage farmers to make Yongye products a greater part of their annual planning process while building brand awareness.

Raw Materials and Our Principal Suppliers

The humic acid we use comes from lignite coal which is mined in Inner Mongolia and it can be purchased at normal market rates on a per ton basis. Humic Acid is mined from lignite or Leonardite coal. Leonardite is defined as highly oxidized low grade lignite that contains a relatively high concentration of the smaller molecular units (fulvic acids (FA)). China has approximately 12% of the world’s lignite reserves according to the survey of energy resources published by the World Energy Council.

We believe we are able to produce a high quality fulvic acid base product by controlling the input of humic acid from direct, contracted suppliers. Currently, they have four principal suppliers which are all in Hohhot City: Heng Ya Trading Company, Bo Yi Ze Trading Company, Feng Li Trading Company and Sinochem. Their main supplier has dedicated one production line to us and has based their production design on our specific technical requirements. This line produces much of the humic acid we need, but only constitutes about 40% of their capacity. The other suppliers take up slack in supply when needed.

In addition to humic acid, we also utilize up to 18 different components in our production process, all of which can be readily obtained from numerous sources in local markets and require no special purchase requirements.

Competition

The Chinese fertilizer industry is highly fragmented. By 2007, there were over 2,000 fertilizer products in the government’s registry. We compete more specifically with producers of fulvic acid products and there are 164 of these in the registry (Source: Chinese Fertilizer Net). Of these 164, we believe that only four other products are similar to ours in the type of raw materials added.  The top three producers of these products based on revenue generated in 2007 were:

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

2.
Recognized and certified product offerings. We believe we are well recognized in our markets because we work with government authorities to establish the strength of our product and company and we work with farmers in creating loyalty via our sales and support process. This leads to high recognition. We also make sure our products are certified in all the appropriate ways.

3.
Provide direct technical and support services to farmers who purchase products. We work to create strong customer loyalty by supporting farmers from product trials through initial purchase and finally into large quantity purchases. We will educate farmers in yield production techniques and how our products are part of this process. We will then show them how our product works and even set up trials in specific areas. We will then help them use the product throughout the season as well.

4.
Cost effective extraction of fulvic acid on an industry scale.  We believe our extraction process is unique in our industry in that it allows us to create a product which has been found to be more bioactive than other fulvic acid mixtures on the market.  We believe that we not only create a better fulvic acid base for our products, but do it in a cost effective manner.  We believe this allows us to create a better product at a competitive price.

Employees

The past few years have seen tremendous growth in the company and our employee base has also scaled with the business model. In focusing on our distribution base rather than on direct sales to farmers, we have decreased the number of temporary employees which are reflected in the 2007 numbers, and have hired full time sales professionals who work directly with distributors and branded stores. Here are our 2006, 2007 and 2008 numbers broken out between Yongye Nongfeng Biotechnology Co., Ltd. (YNFB), and its contracted manufacturing company Inner Mongolia Yongye (YBL):

Category	2006 YBL	2007 YBL	2008 YNFB

Admin	20	31	88
Manufacturing	24	60	0
Research & Development	11	15	0
Sales & Support	17	91	65
Total	72	197	153

As of December 31, 2008, all employees, including manufacturing staff, have signed contracts with Yongye Nongfeng Biotechnology Company, Ltd. and work exclusively for us. The manufacturing and R&D staff will be transferred over in 2009 as part of the restructuring process. None of our employees are under collective bargaining agreements. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

Research and Development

The product development life cycle is an important part of the way we do business. We bring new products to market in the following way: market research, funding approval, R&D on product, trials, approvals, model for marketing and market entry. The typical process may take up to three years depending upon the governmental approval process.

Intellectual Property

Inner Mongolia Yongye, the predecessor company, has carried on independent research for many years in the area of biochemistry including humic acid and fulvic acid research, development and industrialization. This research was transferred to Yongye Nongfeng as part of the CJV agreement and is the intellectual property we currently use. Inner Mongolia Yongye filed two invention patent applications with the State of Intellectual Property Office of the PRC with the application numbers 200610131953.7 and 200510118240.2. Currently, one of the two patent applications has been granted (plant patent) and is in the name of the CJV while the other one is still pending (animal patent). The pending patent’s transfer to the CJV has been approved and when issued, it will be issued in the name of Yongye Nongfeng Biotechnology Co., Ltd. We also filed two trademark registration applications with the Trademark Bureau of the State Administration of Industry and Commerce of the PRC.

Our invention patents cover the mixture of both the base formulas for the plant and animal nutrient products and we will work to ensure that this mixture process is consistently carried out while also protecting our Intellectual Property.  The Inner Mongolia Science & Technology Department has tested and compared our fulvic acid product with other fulvic acid products and found that it has a lighter weight and higher bio-activity than the other products it tested. Our extraction process for fulvic acid remains a trade secret and is protected by a non-compete contract with Professor Gao Jing.

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

Operating license

Our operating license enables us to undertake research and development, sales and services of humic acid liquid fertilizer, sales of pesticides, and export and import of products, technology and equipment. The registration No. is 150000400000679, and it is valid until February 2010. Once the term has expired, the license is renewable for a five-year term.  The license is in the name of the CJV.

Green Food Certified

All of our fertilizer products are certified by the PRC government as green products for growing Grade AA “Green” foods which means they contain little or no chemical materials and can be used to grow organic foods. This is given by the China Green Food Research Center which has been researching organic food issues since 1992 and is part of the PRC Ministry of Agriculture. Our certificate is valid from August 2007 to August 2010 and requires an annual inspection, which we passed in 2008.

Fertilizer Registration

Fertilizer registration is required for the production of liquid fertilizer and issued by the Ministry of Agriculture of the PRC. Our registration number is Agriculture Fertilizer No. 2630 (2008).

Environmental Laws

We are in compliance in all material respects with the numerous laws, regulations, rules, specifications and permits, approvals and registrations relating to human health and safety and the environment except where noncompliance would not have a material adverse effect on our business, financial condition and results of operations.  We make capital expenditures from time to time to stay in compliance with applicable laws and regulations, though the cost in not directly passed on to our customers as we do not use cost-based pricing.

Executive Office

Our principal executive offices are located on the 6th Floor, Suite 608, at Xue Yuan International Tower, No. 1 Zhichun Road, Haidian District, Beijing, PRC. Our telephone number at that address is 86 -10-8232-8866 x8880. Our corporate website is www.yongyebiotech.com. Information contained on or accessed through our website is not intended to constitute and shall not be deemed to constitute part of this registration statement on Form S - 1.

Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead a third party to initiate legal proceedings against us.

Property

Our principal executive offices are located at 6th floor, Xue Yuan International Tower, No. 1 Zhichun Road, Haidian District, Beijing PRC and the telephone number is 86-10-8232-8866 x8880. The office space is approximately 1,000 square meters in area.  Inner Mongolia Yongye’s main production facility is in the High Tech Economic Development Zone in Hohhot City in Inner Mongolia.

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

ITEM 1A Risk Factors

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

We established the Cooperative Joint Venture, Yongye Nongfeng Biotechnology, on January 4, 2008, with the intention and ultimate goal of carrying out the business of marketing and distributing our fulvic acid plant and animal nutrient products. We have transitioned all personnel, services, and control issues for the distribution and sales operations from our predecessor company Inner Mongolia Yongye (which currently, under contract, has a 0.5% ownership interest in the Cooperative Joint Venture and is under the control of Mr. Zishen Wu), to the Cooperative Joint Venture (Mr. Wu is also the CEO of the Cooperative Joint Venture). All personnel, services, and control issues relating to the manufacturing operations - from procurement of raw materials to final production, have also been transferred to Yongye Nongfeng from the predecessor company, which was our primary contract manufacturing company for acquiring finished goods for all of 2008 and the first three quarters of 2009. This was implemented as part of the restructuring plan agreed upon in the September 2008 financing. We began transitioning the manufacturing entity to the CJV starting with the valuation of the Predecessor’s 2,000TPA equipment in October 2008, continued with the issuance of the fertilizer license into the name of the CJV on June 1, 2009 by the Ministry of Agriculture, and will be completed with the transfer of the title for the land and remaining buildings, which we anticipate will occur by October 11, 2009. The total liability incurred for payments to the predecessor company is limited to USD$6M and thus far USD$.95M has been paid to the predecessor company.

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

To the extent that the current corporate structure is ineffective in facilitating our business operations as contemplated, we may decide to unwind or modify the current Cooperative Joint Venture in favor of a more efficient corporate structure, which may include formation of a wholly owned foreign entity. This may be accomplished without seeking approval from investors in the financing.

Currently, all of the distributorship agreements are in the name of Yongye Nongfeng, however, there are no formal agreements between Yongye Nongfeng and the branded stores. The limited operating history and the early stage of development of the Cooperative Joint Venture make it difficult to evaluate its business and future prospects. Although the “Predecessor” company, Inner Mongolia Yongye’s revenues have risen quickly and has transferred the same agreements to the CJV, we cannot assure you that the Cooperative Joint Venture will continue to maintain such profitability or that it will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in operating losses.

Our reliance upon our contract manufacturer for finished goods may hinder our ability to be profitable.

We are dependent upon our relationship with our contract manufacturer, Inner Mongolia Yongye, which provides us with 100% of their production of goods up until the time that all the manufacturing assets are transferred to the CJV. The CJV has the opportunity to purchase from other suppliers, but Inner Mongolia Yongye is required to sell us 100% of their production and they supplied us with approximately 100% of our finished goods in 2008.  Should they be unable to procure sufficient amounts of their raw materials, they may be unable to meet all of our demand. Or, if they have production restrictions and cannot perform their obligations as agreed, we may be unable to specifically enforce our agreements and will need to find other suppliers. If they are unable to obtain adequate quantities of humid acid at economically viable prices, our business could be unprofitable and investors may lose their entire investment in us.

Failure to manage our recent dramatic growth could strain our management, operational and other resources, which could materially and adversely affect our business and prospects.

We have been expanding our operations dramatically and plan to continue to expand rapidly. To meet the demand of our customers, we must continue to expand our distribution network in terms of numbers and locations. The continued growth of our business has resulted in, and will continue to result in, substantial demand on our management, operational and other resources. In particular, the management of our growth will require, among other things:

•	increased sales and sales support activities;

•	improved administrative and operational systems;

•	stringent cost controls and sufficient working capital;

•	strengthening of financial and management controls; and

•	hiring and training of new personnel.

As we continue this effort, we may incur substantial costs and expend substantial resources. We may not be able to manage our current or future operations effectively and efficiently or compete effectively in new markets we enter. If we are not able to manage our growth successfully, our business and prospects would be materially and adversely affected.

We rely on contractual arrangement with Inner Mongolia Yongye for our China operations, which may not be as stable and effective in providing operational control as direct ownership.

We rely on the CJV Agreement with Inner Mongolia Yongye to operate our business. Under the current CJV agreement, as a legal matter, if Inner Mongolia Yongye exercises its contractual rights to terminate the CJV agreement, we would have no rights to prevent such an event from occurring. In addition, if Inner Mongolia Yongye fails to perform its obligations under the CJV agreement, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you would be effective. Accordingly, it may be difficult for us to change our corporate structure or to bring claims against Inner Mongolia Yongye if it does not perform its obligations under its contracts with us.

The CJV agreement is governed by PRC laws and provides for the resolution of disputes through either arbitration or litigation in the PRC. Accordingly, this agreement would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our operating entities, and our ability to conduct our business may be negatively affected.

Inner Mongolia Yongye’s reliance upon third-party suppliers for raw materials may hinder our ability to be profitable.

Inner Mongolia Yongye, or the CJV once the restructuring process is complete, is dependent upon its relationships with third parties for its supply of humic acid.  Inner Mongolia Yongye has three major suppliers of humic acid, which provided approximately 100% of its raw material feedstock in 2007, and 100% in 2008. Should any of these suppliers terminate their supply relationships, Inner Mongolia Yongye, or the CJV once the restructuring is complete, may be unable to procure sufficient amounts of humic acid to meet the demand and our profitability may be limited. In addition, these suppliers may not perform their obligations as agreed, and it may not be possible to specifically enforce the related agreements. If Inner Mongolia Yongye, or the CJV once the restructuring is complete, is unable to obtain adequate quantities of humid acid at economically viable prices, our business could become unprofitable and investors may lose their entire investment in us.

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

There is no private ownership of land in China and all land ownership is held by the government of the PRC, its agencies and collectives. Land use rights can be obtained from the government for a period up to 70 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. Inner Mongolia Yongye has received the necessary land use right certificate for its primary operating facilities, but we can give no assurance that these land use rights will be renewed on favorable terms or renewed at all. If Inner Mongolia Yongye, or the CJV once the restructuring is complete, loses its land right certificates we may lose access to production facilities that may be difficult or impossible to replace. Should we, or the CJV once the restructuring is complete, have to relocate, the workforce may be unable or unwilling to work in the new location and operations will be disrupted during the relocation. The relocation or loss of facilities could cause us, or the CJV, to lose sales and/or increase costs of production, which will negatively impact our financial results.

Our business will be harmed if our major distributors reduce their orders or discontinue doing business with us.

For the year ended December 31, 2008, we sold our products primarily through 5 major distributors in our top 4 provinces. These five major customers accounted for 92% (and one major customer accounted for 43%) of our net revenue for the year ended December 31, 2008. These five major customers accounted for 82% (and the same one major customer accounted for 29%) of the predecessor’s net revenue for the year ended December 31, 2007.  Although we believe that our relationship with these distributors is good, we have no long-term supply agreements with them and any or all of them could termination their relationship with us in favor of competitors with increased productions capabilities or offering lower prices or other favorable terms. If some or all of these distributors reduce their orders or discontinue doing business with us, we could have difficulties finding new distributors to distribute our products and our revenues and net income could in turn decline considerably. Our reliance on these major distributors could also affect our bargaining power in getting favorable prices for our products. In addition, untimely payment and/or failure to pay by these major distributors would negatively affect our cash flow.

If we cannot renew our fertilizer registration certificate, which expires in one year, we will be unable to sell some of our products which will cause our sales revenues to significantly decrease.

All fertilizers produced in China must be registered with the PRC Ministry of Agriculture. No fertilizer can be manufactured without such registration. Inner Mongolia Yongye has obtained a Fertilizer Registration Certificate from the PRC Ministry of Agriculture. Such certificate was issued in February 2008 and was reissued in June 2009 in the name of the CJV.  The certificate has a 5-year life span that includes annual renewals through 2010. Then, if all conditions remain satisfied, it will be issued as a permanent license from 2010 with no further annual renewals needed.

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

Mr. Zishen Wu is essential to our ability to continue to grow our business. Mr. Zishen Wu has established relationships within the industries in which we operate.  If Mr. Wu or other members of our senior management were to leave us, our growth strategy might be hindered, which could limit our ability to increase revenue. In addition, we face competition for attracting skilled personnel. If we fail to attract and retain qualified personnel to meet current and future needs, this could slow our ability to grow our business, which could result in a decrease in market share.

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

Financial damages may be imposed on us if we are unable to retain certain “financial professionals” as required by the securities purchase agreements.

The April Purchase Agreement and September Purchase Agreement obligate us to hire a chief financial officer who has experience as a senior financial officer of a United States public reporting company and who is (i) fluent in English, (ii) residing or will reside, upon employment by us, in Asia, and (iii) familiar with GAAP and auditing procedures and compliance for the United States public companies and to enter into an employment agreement with such professional for a term of no less than two years.  Although we have hired Mr. Sam (Yue) Yu as the chief financial officer in accordance with the preceding obligations, if we fail to continue comply with the above obligations regarding such financial professional, we may incur financial damages in the amount of 1% of the proceeds of the financing, monthly, up to an aggregate amount of 6% of the amount of the financing.

The imposition of such financial damages would require the use of capital that we had planned to use, and may require, in connection with our business.

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

To date, we have received one patent for our plant product and have one patent pending for our animal product with the State Intellectual Property Office of the PRC.  We also have two trademark registration applications to the Trademark Bureau of State Administration of Industry and Commerce of the PRC. However, we cannot predict the degree and range of protection patents and trademarks will afford us against competitors. Third parties may find ways to invalidate or otherwise circumvent our proprietary technology and trademark. Third parties may attempt to obtain patents claiming aspects similar to our patent and trademark applications. If we need to initiate litigation or administrative proceedings, such actions may be costly whether we win or lose.

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

We believe we have taken reasonable steps, including comprehensive internal and external prior patent searches, to ensure we have freedom to operate and that our development and commercialization efforts can be carried out as planned without infringing others’ proprietary rights. However, we cannot guarantee that no third-party patent has been filed or will be filed that may contain subject matter of relevance to our development, causing a third-party patent holder to claim infringement. Resolving such issues has traditionally resulted, and could in our case result, in lengthy and costly legal proceedings, the outcome of which cannot be predicted accurately.

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

As a public company, we have significant additional requirements for enhanced financial reporting and internal controls. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and, beginning with our next annual report, a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.  We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Lack of experience as officers of publicly traded companies of our management team may hinder our ability to comply with Sarbanes-Oxley Act.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act of 2002. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the Sarbanes-Oxley Act’s internal controls requirements, we may not be able to obtain the independent auditor certifications that Sarbanes-Oxley Act requires publicly traded companies to obtain.

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

We derive a substantial portion of our sales from China.

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

The rate of income tax on companies in China may vary depending on the availability of preferential tax treatment or subsidies based on their industry or location.  The PRC government promulgated on March 16, 2007 the new Enterprise Income Tax Law that was effective as of January 1, 2008. Pursuant to the new law, the enterprise income tax of 25% shall be applied to any enterprise. While the Company was approved by the local tax authority in April 2008 to pay revenue tax at a rate of 1.25% of gross revenue rather than on 25% of net income as defined by PRC accounting principles, and to receive a tax rebate of 31.2% on all income taxes paid prior to this approval.  We would have had to pay $3,571,000 in income tax under the regular tax rate, which would have been an additional $2,707,000 over the actual amount we paid for  2008.  We do not know how long this will continue or if any new law may change the preferential treatment granted to us. We also do not know if we will continue to receive the rebate after the approval date. This preferential tax treatment is reviewed and granted each year by local tax authorities.   Any loss or substantial reduction of the tax benefits enjoyed by us would reduce our net profit.

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

We have obtained all permits and approvals and filed all registrations required for the conduct of our business, except where the failure to obtain any permit or approval or file any registration would not have a material adverse effect on our business, financial condition and results of operations. We are in compliance in all material respects with the numerous laws, regulations, rules, specifications and permits, approvals and registrations relating to human health and safety and the environment except where noncompliance would not have a material adverse effect on our business, financial condition and results of operations.

The PRC governmental authorities have not revealed any material environmental liability that would have a material adverse effect on us. We have not been notified by any governmental authority of any continuing noncompliance, liability or other claim in connection with any of our properties or business operations, nor are we aware of any other material environmental condition with respect to any of our properties or arising out of our business operations at any other location. However, in connection with the ownership and operation of our properties (including locations to which we may have sent waste in the past) and the conduct of our business, we potentially may be liable for damages or cleanup, investigation or remediation costs.

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

We may have difficulty managing the risk associated with doing business in the Chinese agriculture sector.

In general, the agriculture sector in China is affected by a series of factors both natural, economic and social such as climate, market, technology regulation, and globalization, which makes risk management difficult. Agriculture in China faces similar risks as do other countries, however, these can either be mitigated or exacerbated due to governmental intervention through policy promulgation and implementation either in the agriculture sector itself or sectors which provide critical inputs to agriculture such as energy or outputs such as transportation. While not an exhaustive list, the following factors could significantly affect our ability to do business:

•	Food, feed, and energy demand including liquid fuels and crude oil

•	Agricultural, financial stimulus, energy & renewable energy, and trade policies

•	Input and output pricing due to market factors and regulatory policies

•	Production and crop progress due to adverse weather conditions, equipment deliveries, and water and irrigation conditions

•	Infrastructure conditions and policies

Currently, the Company does not hold and does not intend to purchase insurance policies to protect revenue in the case that the above conditions cause loss of revenue.

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

The market price of our Common Stock has been and will likely continue to be highly volatile, as is the stock market in general. Some of the factors that may materially affect the market price of our Common Stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our Common Stock. These factors may materially adversely affect the market price of our Common Stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our Common Stock.

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

Restatement of Financial Statements

Due to the complexities of placing the April 2008 Escrow Shares and September 2008 Escrow Shares into escrow and subsequently accounting for the performance measures and potential transfer of such shares, the company believed and accounted for such shares as contingently issuable shares for purposes of calculating earnings per share and excluded such outstanding escrowed shares from the calculation of the weighted average number of common shares outstanding. However, after further examination subsequent to the original filing of our Form 10-K for the year ended December 31, 2008, it was determined that since the April 2008 Escrow Shares and September 2008 Escrow Shares are neither contingently cancellable nor contingently returnable to the Company, the shares should have been included in the denominator in computing the Company’s basic and diluted net income per share.

In connection with the April Offering and September Offering in 2008, the Company issued the “April Warrants” and “September Warrants” to certain investors and Roth Capital Partners, LLC (“Roth”) (See Financial Statements Note 12). According to the terms of these warrants, the Company could be required to pay cash to the warrant holders under certain events that are not within the control of the Company. Specifically, upon the occurrence of certain “fundamental transactions” as defined, the warrant holders (but not the shareholders of the Company’s common stock) are entitled to receive cash equal to the value of the warrants to be determined based on an option pricing model and certain specified assumptions set forth in the warrant agreement.  In accordance with Emerging Issues Task Force Issue (EITF) No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, such potential cash payments that are not within the Company’s control would preclude equity classification and therefore the warrants should have been classified as a liability and adjusted to fair value through earnings at each reporting dates starting from the issuance date.

As of December 31, 2008, a liability of $2,107,931 representing the fair value of the April Warrants and the September Warrants should have been recorded and the retained earnings should have been increased by $2,118,797 representing the net decrease in fair value of these warrants through December 31, 2008 from their respective dates of issuance. These fair value adjustments should have been recorded through earnings for the respective periods. Refer to Note 1(C) to the accompanying consolidated financial statements for details.

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

We are headquartered in Beijing, China and Inner Mongolia Yongye’s manufacturing plant is located in the Inner Mongolia province of China. Currently, we sell two lines of product based on our fulvic acid base: plant nutrition liquid compound and animal nutrition food additive. Our products start with our fulvic Acid base then, in addition, we add other natural substances to customize the base for use in our plant or animal lines of products. Our plant products are intended to add naturally occurring macro and micro nutrients such as nitrogen, phosphorus, potassium, boron and zinc. Our animal product adds natural herbs which we believe may help to reduce bacterial inflammation (mastitis) in cows. It also assists many animals to digest food more completely and thus we believe that our animal products may help animals who use them to be healthier.

 Our predecessor company, Inner Mongolia Yongye, began recording sales of its first plant product in 2005 and by 2007 marketed and sold both plant product in 10 provinces and animal product in 2 provinces. In 2008, we sold approximately 5,100 tons of plant product (427,200 units), which represented 93% of revenue at USD $44.8M. We also sold approximately 6 tons of our animal product (approximately 98,000 units). This represented 7% of revenue at USD $3.25M.  In its highly concentrated form, based on internal sales data and readily available government data, our plant product was sprayed on approximately 2% of all available arable land in our 10 provinces and in our largest province, Xinjiang, it was applied to 5% of the land available for cultivation. Yongye’s top 3 provinces by revenue for 2008 represented 70% of sales and were Hebei at $20,541,267 (43%), Xinjiang at $6,886,634 (14%) and Gansu at $6,291,070 (13%).  By the end of 2008, our manufacturing partner’s capacity enabled us to produce approximately 10,000 ton per annum of Shengmingsu product. These facilities run at almost full capacity to meet peak season demands and store inventory for next year. On average, our Shengmingsu products sell for approximately $10,000 per ton.

Recent Development

The financial statements we are reporting for 2007 are for our predecessor company, Inner Mongolia Yongye, which has now transferred all 2008 and 2009 sales contracts and income, intellectual property and patents, and personnel, exclusive of manufacturing and R&D personnel, into the name of Yongye Nongfeng Biotechnology (“Yongye Nongfeng”), the new Cooperative Joint Venture. After this transfer, Inner Mongolia Yongye became the primary contract manufacturing company for the new Cooperative Joint Venture and provided product at a cost plus price for the entire year of 2008. Inner Mongolia Yongye also kept the existing assets and long-term liabilities on its balance sheet.

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

According to the Asian Development Bank statistics, well over 60% of the nation’s 1.3 billion total population is comprised of low-income, rural farmers. According to the 11th Five-Year NESDP (2006-2010), raising the level of rural income is a top economic and social goal for the country. Many government initiatives, including removal of certain agricultural and local product taxes, have been implemented to spur rural income development. The government expects annual rural income to grow between 5% and 10% through 2010 (Xinhua, October 12, 2008). Additionally, according to the National Population and Family Planning Commission, China's population will reach 1.5 billion by 2030. Therefore, the country has the challenge of producing approximately 100 million more tons of crops needed to feed the additional 200 million people. This put pressure on the agricultural system to increase production capacity.

Supply of Finished Goods

Currently, we purchase our finished goods from our main supplier, Inner Mongolia Yongye and then sell it through our distribution system. In order to generate greater profit margins, we set out to control our cost of goods sold and have put into place a fixed rate contract with our main supplier and this will extend over the next five years. Each quarter we will go through a review process with our supplier to adjust the fixed rate for the next quarter. We did not receive any rate increases in 2008.

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

Additional policy changes are expected to include protecting farmland and working to increase rural incomes to retain farming interest with the goal being to maintain self-sufficiency in food production by improving yields based on stable farmland. This extended to ensuring crop production for 2009 by targeting idle farmland to grow new crops.

New Land Reform Policy

Farmland in China is owned by the local government, but given to local farmers under 30 year use contracts. With the allure of higher incomes and better living conditions in the city, farmers have abandoned the land and no others farmers have stepped in to bring it back into production. This has created a shortage of productive agricultural land. The government has acknowledged this issue and recently enacted a new land use reform policy which liberalizes the exchange of land among the nation’s farmers. This creates a new model for China’s 730 million farmers with the idea being to create more stable farmland by shifting the country away from the single household farm plot model to the amalgamation of larger-scale operations which should be more productive due to technology and economies of scale. Farmers will be able to transfer their land-use rights to others through a new market system for rural land-use rights. This will ensure national food security through increasing the supply of agricultural products.

Drought

In the last six months of 2008, it was widely reported that China faced substantial drought conditions in important agricultural areas (as noted by The Economist in its “China’s Dry Patch” article dated February 6, 2009). This led many to the conclusion that this weather condition would have an overall negative impact on China’s annual agricultural output for 2008 and potentially for 2009 which would then have an impact on our company’s revenue. At the time, we did not believe this to be the case and set out to corroborate this with related government agencies, our sales and support staff, distributors, and branded store network owners in our provincial locations. We then gathered localized information about ways the drought might impact our distributors, their customers and our end users and found that they believed it would not create an impact on their sales and thus on our revenue for 2008. We also do not believe it will impact our sales activities in 2009 at this point in time.

In the ensuing months after the initial reports, there were several key events which occurred to mitigate some of the impact of the drought conditions faced by the farmers such as additional governmental spending on increased efforts to irrigate land using other water sources and additional rainfall which fell on once drought impacted areas in northern China as reported in Xinhua on February 9, 2008. The State Flood Control and Drought Relief Headquarters reported that there was a reduction of farmland affected because of these key events (Xinhua February 9, 2009). The government has also begun their stimulus injections into the agriculture community to help ward off the affects of any drought induced financial hardships (as reported in USA Today, February 8, 2009).

Additionally, we believe that several market conditions also bode well for us in the sales of our plant product during this time. Overall, the drought has impacted northern China and primarily large field crop growers such as wheat, corn and soy bean. Currently, our distributors concentrate on selling to farmers who grow economic crops such as tomatoes, celery, turnips, and carrots though in Xinjiang province our product is used on larger farms where field crops are grown such as Lajiao peppers. Additionally, in all drought situations, we believe that the drought resistant nature of our plant product will actually benefit crops because of the increased water retention characteristics of our product. Internal research has shown that fulvic acid has the ability to strengthen plant cells and root systems which then allows plants to retain water more effectively and use it more efficiently, which we believe may, along with other mitigating factors discussed above, help us ward off the impact of the 2008 fall and winter droughts on our sales in our current market area.

FINANCIAL HIGHLIGHTS

Yongye International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Yongye International, Inc.
	and Subsidiaries	The Predecessor
	(f/k/a Yongye Biotechnology International. Inc.)	Inner Mongolia Yongye
	FOR YEAR ENDED	FOR YEAR ENDED
	DECEMBER 31, 2008	DECEMBER 31, 2007
	(Restated – Financial Statement Note 1(C))

SALES	$48,092,271	$13,137,406

COST OF SALES	23,165,684	7,274,710

GROSS PROFIT	24,926,587	5,862,696

SELLING EXPENSES	8,665,755	449,168

GENERAL AND ADMINISTRATIVE EXPENSES	2,573,017	476,828

INCOME FROM OPERATIONS	13,687,815	4,936,700

OTHER INCOME/(EXPENSES)

Interest expenses	(3,135)	(212,239)

Other expenses	(526,039)	(365,907)

Change in fair value of derivative liabilities	2,118,797	-

TOTAL OTHER INCOME, NET	1,589,623	(578,146)

INCOME BEFORE PROVISION FOR INCOME TAXES	15,277,438	4,358,554

PROVISION FOR INCOME TAXES	864,292	-

NET INCOME	14,413,146	4,358,554

LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	1,102,388	-

NET INCOME ATTRIBUTABLE TO YONGYE INTERNATIONAL, INC.	13,310,758	4,358,554

Foreign Currency Translation Adjustment	331,100	723,298

COMPREHENSIVE INCOME	$14,744,246	$5,081,952

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	1,104,044	-

COMPREHENSIVE INCOME ATTRIBUTABLE TO YONGYE BIOTECHNOLOGY INTERNATIONAL, INC.	13,640,202	5,081,952

Net income per share:

Basic	$0.68	$ N/A

Diluted	$0.56	$ N/A

Weighted average shares used in computation:

Basic	19,599,054	N/A

Diluted	20,106,433	N/A

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

The approximate 1,125 retail stores selling Shengmingsu products have been assembled into a network of stores through the work of our distributors. These stores have typically been in existence for many years and sell many other agriculture products including competitive products and we do not receive payment from the owner and they do not pay Yongye Nongfeng any fees or distribute any profits to us. Each distributor works to source successful, independently owned agricultural product stores to bring them into their segment of the branded store network. Our distributors work with the store owner to feature Yongye products in a prominent fashion and will also display brochures and advertisements for our products. Some stores will feature a computer which runs our current infomercials. Before the store is brought into the Branded Store network, it may be selling Yongye products as a “non-branded” store as arranged with our distributors. To become a “branded store” the distributor may require the store to go through a trials process to ensure the store reaches certain performance standards set by the distributor and the distributor will alone determine whether or not the store is considered a branded store. While we work with all of our distributors to standardize this model so that a minimum level of similarity is replicated across all the branded stores, it is implemented by the distributor.

The following table shows, for the periods indicated, information derived from our consolidated statements of income.

		Predecessor
	Yongye	Inner Mongolia
	International, Inc.	Yongye
	YEAR 2008	YEAR 2007	Increase/ (decrease)
	(Restated – Financial		(Restated – Financial
	Statement Note 1(C))		–Statement Note 1(C))
Net Sales	$48,092,271	$13,137,406	266%
Gross Profit	$24,926,587	$5,862,696	325%
Operating Income	$13,687,815	$4,936,700	177%
Net Income	$13,310,758	$4,358,554	205%

Gross Margins	52%	45%	7%
Net Margins	28%	33%	(5)%

EPS- Basic	$0.68	N/A	N/A
EPS- Diluted	$0.56	N/A	N/A

Our financial position at December 31, 2008 and December 31, 2007:

		Predecessor
	Yongye	Inner Mongolia
	International, Inc.	Yongye	Increase /(decrease)
	YEAR 2008	YEAR 2007
Cash	$4,477,477	$376,002	1091%
Accounts Receivable, net	$2,748,042	$1,630,609	69%
PP&E, net	$5,368,074	$2,486,487	116%
Total assets	$34,504,261	$23,131,656	49%
Short term liability	$5,601,842	$10,208,031	(45)%
Long term debt	$397,773	$12,153	3,173%
Total stockholders’ equity	$27,300,603	$12,911,472	111%

We increased our cash position to $4,477,477 at December 31, 2008 from $376,002 at December 31, 2007, which is an overall increase of $4,101,475, or

1091%. This was primarily due to increased collections of accounts receivable and the April and September financings. Accounts receivable increased by 69% to $2,748,042 as of December 31, 2008 from $1,630,609 as of December 31, 2007 due to increased growth in sales for the year. Property, plant and equipment increased to $5,368,074 at December 31, 2008 from $2,486,487 at December 31, 2007, which was a 116% increase and was largely due to the addition of the 8,000TPA facility in the third quarter. Additionally, shareholders’ equity increased by $14,389,131 to $27,300,603 as of December 31, 2008, which is an overall 111% increase compared to $12,911,472 on December 31, 2007, and was due primarily to the influx of our two financing transactions on April 17, 2008 and September 5, 2008 and net income for the year.

Net Sales

	Yongye	Predecessor
	International, Inc.	Inner Mongolia Yongye	Increase/(decrease)
	YEAR 2008	YEAR 2007
Sales	$48,092,271	$13,137,406	266%
Gross Profit	$24,926,587	$5,862,696	325%
Gross Margin	52%	45%	7%

Sales revenue for the year ended December 31, 2008 was $48,092,271, an increase of $34,954,865 or 266%, compared with the corresponding period in 2007. This increase was the result of an increase in sales volume due to rapid expansion of our sales network and an increased footprint in each community via our branded stores.

Gross profit for the year ended December 31, 2008 was $24,926,587, and represented 52% of sales. This was an increase of $19,063,891, or 325%, when compared with $5,862,696 in the corresponding period in 2007. However, when compared as a percentage of revenues, Gross Profit Margin increased 7% from 45% to 52% from 2007 to 2008. The overall increase in margin was largely due to the economies of scale experienced by our contract manufacturer which were then passed along to Yongye Nongfeng in the form of lower unit costs.

The number of independently owned stores brought into our branded store network grew to 1,125 in the period ended December 31, 2008 from 200 in the same period ended December 31, 2007 which was an increase of 463%. This was due in large part to continued growth of the network throughout 2008 and the conversion of many non-branded stores into branded stores.

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

		Predecessor
	Yongye	Inner Mongolia	Increase /
	International, Inc.	Yongye	(decrease)
	YEAR 2008	YEAR 2007
Branded Stores	775	200	288%
Branded Stores in Trials	350	0	N/A
Totals	1,125	200	463%

Our number of branded stores grew to 1,125 in the period ended December 31, 2008 from 200 in the same period ended December 31, 2007 which was an increase of 463%

Sales by Product Line

		Yongye			Predecessor
		International, Inc.			Inner Mongolia Yongye
	Units	YEAR 2008	% of Total	Units	YEAR 2007	% of Total
	Shipped	Total sales	Sales	Shipped	Total sales	Sales

Plant	427,196	44,842,062	93%	107,269	11,147,125	85%
Animals	98,058	3,250,209	7%	55,305	1,990,282	15%
Total	525,254	48,092,271	100%	162,574	13,137,407	100%

Sales of plant product increased 298% to 427,196 units for the year ended December 31, 2008 from 107,269 units in the same period ended December 31, 2007.

Sales of animal product increased 77% to 98,058 units for the year ended December 31, 2008 from 55,305 units in the same period ended December 31, 2007.

Customers

	Yongye			Predecessor
	International, Inc.			Inner Mongolia Yongye
	YEAR 2008			YEAR 2007
	% of Sales		Sales	% of Sales		Sales
5 Major Customers	92	% $	44,109,813	83	% $	10,924,986
3 Major Customers	70	% $	33,718,961	67	%$	8,810,806
1 Major Customer	43	% $	20,541,267	29	%$	3,853,891

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

Cost of Goods Sold

		Predecessor
	Yongye	Inner Mongolia	Increase
	International, Inc.	Yongye	/(decrease)
	YEAR 2008	YEAR 2007

Cost of Sales	$23,165,684	$7,274,710	218%
Percentage of Sales	48%	55%	(7)%

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

Selling, General & Administrative Expenses

		Predecessor
	Yongye	Inner Mongolia	Increase /
	International, Inc.	Yongye	(decrease)
	YEAR 2008	YEAR 2007
Selling, General and Administrative	$11,238,772	$925,996	1114%
Percentage of Sales	23%	7%	16%

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2008 was $11,238,772, an overall increase of $10,312,776 or 1114% when compared with the corresponding period in 2007. However, while we increased revenues by 266%, we only increased spending on SG&A by 16% as a percentage of revenue. The increase in SG&A expenses was primarily due to increased sales activities in a larger number of provinces as we sold product in an 5 additional provinces as of the year ended December 31, 2008 as compared to the year ended December 31, 2007; we had increased staffing at the administrative level as we employed an additional 57 administrative staff than during the year ended December 31, 2007; we experienced increased executive salaries in the amount of $369,370 over the year ended December 31, 2007; advertising activities increased in the amount of $5,093,703 over the year ended December 31, 2007; increase of branded stores set-up cost of $1,113,146 as we added a new advertising and distribution model in the current year; increase of freight expense of $765,392 due to increased sales;  increase of legal, audit and other professional fees of $793,102 due to the cost of being a public company; and we provided an allowance for doubtful accounts of $305,338 during the year ended December 31, 2008, while no such allowance was provided for the year ended December 31, 2007. Other increased expenses included office expense, rental and travel expenses, etc due to our business expansion.

Gain on change in fair value of derivative liabilities

The Company has accounted for warrants issued to investors and Roth in April Offering and September Offering in year 2008 as liability measured at fair value. The change in their fair value during the year ended December 31, 2008 added to Consolidated Statement of Income of a gain of $2,118,797. No such gain was recognized for the year ended December 31, 2007, as the Predecessor Company did not issue any such security during the year 2007. In addition, the gain recognized for the year ended December 31, 2008 was due to the significant decrease of our stock price at December 31, 2008 ($1.60) compared to that at issuance date April 17, 2008 ($2.22) and September 5, 2008 ($3.75).

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

The predecessor is located in the economic development area in Inner Mongolia Autonomous Region; the predecessor is exempt from income tax according to the tax law in China.

For the year ended December 31, 2008, the Company’s income tax expense was $864,292 and income taxes payable was $219,366 as of December 31, 2008 as compared to $0 and $0 for the same period in 2007.

The Company’s Cooperative Joint Venture subsidiary, Yongye Nongfeng is subject to PRC Enterprise Income Tax at a rate of 25% of net income from its foundation on January 4, 2008 to March 31, 2008, and 1.25% of gross revenue since April 1, 2008.  The difference in tax rates occurred because, while the CJV was entitled to the “Check and Ratify” taxation method rate, and did apply for it, the CJV did not receive approval for such rate until the second quarter of 2008. Under the PRC taxation system, the enterprise income taxation is conducted on a quarter by quarter basis and, therefore, we were subject to the rate of 25% of net income for the full first quarter of 2008 and computed the tax at 1.25% of gross revenue for the remaining three quarters of 2008.

Net Income

	Yongye	Predecessor	Increase /
	International Inc	Inner Mongolia Yongye	(decrease)
	YEAR 2008	YEAR 2007
	(Restated –Financial Statements Note 1(C))
Net Income	$13,310,758	$4,358,554	205%
Net Margins	28%	33%	(5)%

EPS- Basic	$0.68	N/A	N/A
EPS- Diluted	$0.56	N/A	N/A

Net income for the period ended December 31, 2008 increased by $8,952,204 to $13,310,758 from $4,358,554 in the same period ended December 31, 2007, which is a 205% increase. However, this also represented a decrease in the overall percentage of net income to sales by 5% going from 33% in the period ended December 31, 2007 to 28% in December 31, 2008. This was primarily due to increased SG&A over the period as described above.

Basic and diluted earnings per share (EPS) for the year ended December 31, 2008, were $0.68 and $0.56, respectively. The weighted average shares outstanding used to calculate basic and diluted EPS for the period were 19.6 million and 20.1 million, respectively.

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

Liquidity and Capital Resources

Inner Mongolia Yongye, the predecessor company, has historically financed its operations and capital expenditures principally through shareholder loans, and bank loans. As a newly formed Cooperative Joint Venture, Yongye Nongfeng, has used the net proceeds of both the April and September Offerings of approximately $20 million to finance the purchase of raw materials and finished inventory from Inner Mongolia Yongye, capital equipment and an expansion of our facilities and production, build out of our distribution network through advertising and marketing programs and their associated expenses, and increasing the number of our branded stores that distributors will do once they have more product available and more advertising coverage. We believe customers will increase, product will be pulled through the channels and distributors will penetrate the market with more branded stores to accommodate and spur sales growth.

As is customary in the industry, we provide payment terms to most of our distributors which typically exceed the terms that we ourselves receive from our finished goods suppliers.  We typically provide 90 day terms to our provincial level customers and ask for all others to make cash payments up front or upon delivery.  Therefore, the Company’s liquidity needs have generally consisted of working capital necessary to finance receivables and raw material inventory. We believe that over the next 12 months our existing cash, cash equivalents and cash flows from operations will be sufficient to meet our anticipated future cash needs. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We will determine how to meet these specific cash flow needs as they arise. Therefore, there can be no assurance that such additional investment will be available to us, or if available, that it will be available on terms acceptable to us. Cash and Cash Equivalents balance amounted to $4,477,477 and $376,002 as of December 31, 2008 and December 31, 2007, respectively

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

The Company’s working capital at December 31, 2008, increased $20,783,102 to $23,438,892 from $2,655,790 on December 31, 2007. The increase in working capital by 783% over the same period in 2007 resulted primarily from the April and September financings, increased receipts of accounts receivables during the fourth quarter, increased build up of inventory in preparation for shipments beginning in Q1 of 2009, and the substantially different business model of the CJV which carries very little current liabilities.

The changes described above were generally due to the fact that our provincial level distributors typically pay us 90 days after we ship products to them, which is according to the terms set in the agreements with them.  Because we are constrained by the seasonal forces and the elongated payment terms of the agriculture industry, we slowly build up accounts receivable starting in the first quarter and more rapidly add to this throughout the peak season of the second and third quarter. As the end of the year approaches, we typically have had the ability to collect a great deal of our receivables so as to start the new year with a much lower balance.

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

Accounts receivable Days Sales Outstanding (“DSO”) is defined as average accounts receivable for the period divided by net sales per day and for the fiscal year ended December 31, 2008 decreased 12 days to 18 days at December 31, 2008 from 30 days at December 31, 2007 and Days Sales in Inventory (“DIO”) is defined as average inventory in the period divided by the cost of sales per day and decreased by 55 days to 242 days at December 31, 2008 from 297 days at December 31, 2007. As is customary in China’s agriculture industry, we give credit terms which allow our distributors to pay over a longer period of time than is traditionally done in other industries.

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

The following are considered to be the Company’s crucial accounting policies:

Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of customer’s receipt of shipment when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits. Sales revenue represents the invoiced value of goods, net of value-added tax (VAT). The Company’s plant products sold in PRC are exempted from any VAT. Under the PRC taxation law, product which is categorized as agricultural fertilizer is exempted from VAT taxation. Once the product is recognized by the tax bureau as agricultural fertilizer category, it is exempted from VAT taxation for all future sales. Our plant product was recognized by tax bureau as agricultural fertilizer in 2008, so Yongye Nongfeng did not pay VAT for it. The Company’s animal products sold in PRC are subject to a Chinese value-added tax at a rate of 4% of the gross sales price in 2008 because Yongye Nongfeng was recognized by the PRC tax bureau as a small-scale tax payer in PRC in 2008 since it is a newly founded enterprise. This VAT cannot be offset by VAT paid by the Company on raw materials and other materials included in the cost of the finished product.

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

We estimate the useful lives of our property, plant and equipment (“PP&E”) under the assumption that they are capable for use in the period commonly observed for the similar type of PP&E, and there is no indication that revolutionary technology will appear in the foreseeable future that would cause them to be obsolete.

As we discussed in the notes to financial statements, we routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of our customers, establishes an allowance for uncollectible accounts receivable. As a consequence, we believe that our accounts receivable credit risk exposure beyond such allowances is limited. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectability and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. Based on the age of the receivables, the Company reserves 10% of accounts receivable balances that have been outstanding for more than 6 months but less than one year, 20% of accounts receivable balances that have been outstanding between one year and two years, 50% of receivable balances that have been outstanding between two year and three years, and 100% of receivable balances that have been outstanding for more than three years. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. We base the Accounts Receivable and Bad Debt Reserve policy on the historical experience of the Predecessor company’s sale and collection rates for the same products.

We believe that the accounting estimates related to useful lives of PP&E and potential losses on uncollectible receivables are “critical accounting estimate” because: (1) It is susceptible to change from period to period because it requires company management to make assumptions about future sales and cost of sales over the lives of the PP&E; and (2) the impact that recognizing an allowance for uncollectible accounts receivables would have on the assets reported on our balance sheet as well as our net profit/loss would be material. Management's assumptions about future sales prices and future sales volumes require significant judgment because actual sales prices and volumes have fluctuated in the past and are expected to continue to do so. Management has discussed the development and selection of this critical accounting estimate with the audit committee of our board of directors and the audit committee has reviewed the company's disclosure relating to it in this MD&A.

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

ITEM 10 Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is information regarding our current directors and executive officers as of the date of this prospectus:

Name	Age	Position
Zishen Wu	41	Chief Executive Officer, President and Chairman
Taoran Sun	40	Vice Chairman
Sam (Yue) Yu	33	Chief Financial Officer
Qiang Zhao	44	VP Sales and Marketing and Director
Larry Gilmore	46	VP Corporate Strategy
Ling Zhu	41	Secretary and Treasurer
Xiaochuan Guo	43	Independent Director
Rijun Zhang	46	Independent Director
Xindan Li	43	Independent Director
Sean Shao	52	Independent Director

Zishen Wu, Chief Executive Officer, President and Chairman

Mr. Wu has been the CEO, President and Chairman of the Board of Directors of Yongye Nongfeng since inception in January 2008 and Yongye International, Inc. since April 2008.  Mr. Wu was General Manager of Inner Mongolia Yongye Biotechnology, Co., Ltd. from January 2003 to December 2007. Mr. Wu began his career as an official at the State Planning Department in Inner Mongolia from 1984 to 1988. From 1989 to 2000, Mr. Wu was appointed to various managerial positions from Director to Chairman of several State Owned Conglomerates in textile, diary and agriculture industries. In 2003 Mr. Wu founded Inner Mongolia Yongye Biotechnology Company to produce plant and animal nutrients. Mr. Wu currently is the deputy director for the Inner Mongolia Charmer of Commerce and a member of Executive Committee for Industry and Commerce Association in Inner Mongolia.

Taoran Sun, Vice Chairman

Mr. Sun joined Yongye International, Inc. as the Vice Chairman in 2008. Mr. Sun has over 16 years experience with leading media and marketing companies in China. In 1996, Mr. Sun co-founded Blue Focus PR Consulting and has remained on the Board of Directors and serves there currently. In 2005, Mr. Sun founded and served as CEO and Chairman of Lakala (Beijing) Billing Service Co. Ltd., which is an electronic payment system company. Mr. Sun received his B.A. in Economics from Beijing University in 1991.

Sam Yu, Chief Financial Officer

Mr. Sam (Yue) Yu joined the Company as Chief Financial Officer on March 25, 2009.  Before joining the Company, Mr. Yu provided capital market consulting services for Chinese companies listed on NASDAQ.  Prior to that,  Mr. Yu had served as Chief Operating Officer of Lionax International Investment Holding Ltd., a Chinese company listed on NYSE Euronext, from 2007 to 2008.  Mr. Yu also previously held positions of General Manager, Fire and Security Sector, Asia Pacific; General Manager, Suzhou Branch; Business Development Manager; and Manager of Financial Analysis; with Underwriters Laboratories Inc. in Asia and its Chicago headquarters from 2002 to 2007.  Mr. Yu was awarded a B.S. in Accounting at the University of International Business and Economics in China. He then earned an M.B.A. in General Management from the Stanford Graduate School of Business.

Qiang Zhao, VP Sales and Marketing and Director

Prior to joining the Company as the Chief Marketing Officer and director in April 2008, Mr. Zhao had over 16 years of marketing experiences where he worked for several well-known, globally competitive consumer product companies as Head of Marketing. Mr. Zhao was Senior Vice President of Marketing for Guangdong Galanz Group, a household appliance company that manufactures a line of microwave ovens for Hamilton Beach Brands. Prior to Galanz Group, Mr. Zhao was President of Gracewell, one of the well-known lingerie companies in China, and Senior Vice President of Marketing at Meijin, a well-known, domestic PDA manufacturer. Mr. Zhao received his B.A. in Journalism from China Media University, and his MBA from Cheung Kong Graduate School of Business. Mr. Zhao has written and published three sales & marketing books in China and he is Senior Adviser of the “Sales and Marketing Journal” & the “China Business News.”

Larry Gilmore, VP Corporate Strategy

Prior to joining the Company in April 2008, Mr. Gilmore was SVP of operations for Asia Standard Energy from 2005 to 2007 and had the responsibility for raising private equity for PRC small to medium enterprises and renewable energy projects  and corporate oversight on finance and accounting. Mr. Gilmore served as a Director for Asia Standard Energy from November 2007 to April 2008. Mr. Gilmore served as Managing Director of GC Global from 2001 to 2004 and assisted large organizations in major scale change initiatives. Prior to this he was the Manager of Human Resources at Alcatel and Senior Consultant at Deloitte and Touche. As a result of the resignation of Ms. Vini Dharmawan on July 23, 2008, Mr. Gilmore was appointed by the Board of Directors to serve as Interim Principal Financial Officer until a permanent replacement for this position was identified.  Upon the hiring of Sam Yu, Mr. Gilmore no longer serves as the Interim Principal Financial Officer. Mr. Gilmore obtained a B.S. in Business Administration from California State University, Sacramento in 1985 and his M.S. in International Education from University of Southern California in 2001.

Ling Zhu, Secretary and Treasurer

Zhu Ling joined the Company as Secretary in August 2008 and as Treasurer in April 2009.  Ms. Zhu joined Yongye Nongfeng’s Board of Directors as Director in January 2008. Ms. Zhu currently serves as Managing Director, and as a member of the Board of Directors, of China Consolidated Investments Limited, which she joined in Dec. 2002. Prior of that, she worked as Marketing Director in Beijing Lianshi Technology Co. Ltd., one Hong Kong based software development company, from October 2001 to December 2002. From June 1999 to September 2001, Ms. Zhu worked as Assistant General Manager at Golden Medicine Commodities Network Co., Ltd. She received her Master’s degree in Public Health from University of New South Wales in 1999 and her Bachelor’s degree in Medicine from Beijing University of Traditional Chinese Medicine in 1993.

Xiaochuan Guo, Independent Director

Professor Guo Xiaochuan joined the Company as an Independent Director in April 2008. Professor Guo received his B.S., M.S. and PhD in management science in Fudan University. He is currently the Dean of College of Economic & Management and Director of MBA Center of Inner Mongolia University where he has worked since 1998. Professor Guo worked as lecturer for Inner Mongolia University from 1988 to 1992. Professor Guo was the founder of the MBA program at Inner Mongolia University. Professor Guo serves as an Independent Director of Inner Mongolia PingZhuang Energy Resource Co., Ltd. Professor Guo also served as an Independent Director of Inner Mongolia Yili Industrial Group Co., Ltd from April 2002 to December 2007. He has served as director and Independent Directors in several enterprises, such as Inner Mongolia Shunxin Ningcheng Laojiao Co., Ltd., Inner Mongolia Rixin Group, Rising Securities and Baotou Aluminum (Group) Co., Ltd.

Rijun Zhang, Independent Director

Dr. Zhang Rijun joined the Company as an Independent Director in April 2009.  Dr. Rijun is a professor in animal nutrition and feed biotechnology. He has served as the Director of the Laboratory of Feed Biotechnology, State Key Lab of  Animal Nutrition, College of Animal Science and Technology at China Agricultural University since December 2004, and the Director of the United Laboratory of Marine Biotechnology of the China National Fisheries Group & Chinese Academy of Science since January 2001.  Dr. Zhang was a research trainee from July 1987 to September 1991 and an assistant researcher from September 1991 to September 1995 at Beijing Agricultural University. Dr. Zhang was an assistant researcher from September 1995 to August 1996, a lecturer from September 1996 to December 1999 and an associate professor from December 1999 to November 2004, at China Agricultural University.  Dr. Zhang serves as a director on the board of directors of each of Beijing Green Hongke Ecology Sci & Tech Co., Ltd. and Biotechnology Research Center of Beijing AOLONGGANG. Through his work experience Dr. Zhang engaged in the research and development of patent products and technologies and participated in numerous academic research projects.  Dr. Zhang has been granted honors and awards including Beijing Association of Animal and Vet Science Award and Wuhan Municipal Government First Award of Scientific and Technological Progress.  Dr. Zhang received his Ph.D degree in 1996 and master’s degree in 1993 in Animal Nutrition Science from Beijing Agricultural University and his bachelor’s degree in Veterinary Medicine from Beijing Agricultural University in 1987.

Xindan Li, Independent Director

Professor Li Xindan joined the Company as an Independent Director in April 2009.  Professor Xindan has served as the Deputy Dean of the Graduate School of Management Science and Engineering and the Director of the Institute of Financial Engineering at Nanjing University since January 2001.  Prof. Li also serves as an independent director of Hitecker Company Limited, Union Securities Co. and Nanjing Agriculture Commercial Bank.  From January 1997 to January 2001, Prof. Li served as the Head of the Institute of Finance and Investment, the Deputy Department Chair and Department Chair of the Department of Finance, at Southeast University.  Prof. Li was a lecturer from July 1988 to July 1990, an assistant professor from July 1990 to December 1993 and an associate professor from December 1993 to May 1999 at Southeast University.  Prof. Li was a Fulbright Visiting Professor at Yale University from September 2004 to August 2005.  Through his work experience Prof. Li led research projects and published books and papers in the economic and finance fields.  Prof. Li has been granted honors and awards including Outstanding Expert with Special Subsidies by the State Council and New Century Outstanding Talents by the Ministry of Education of PRC.  Prof. Li received his Ph.D. degree in Finance in 1999 and his bachelor’s degree in Management Science and his bachelor’s degree in Economic in 1988 from Fudan University, China.

Sean Shao, Independent Director

Mr. Sean Shao joined the Company as an Independent Director in April 2009.  Mr. Sean Shao currently serves as the Chairman of Compensation Committee and Director of Agria Corporation (NYSE:GRO), Chairman of Audit Committee and Director of China Nuokang Bio-Pharmaceutical, Inc., Chairman of Audit Committee and Director of China Biologic Products, Inc. (OTCBB:CBPO.OB), Chairman of Audit Committee and Director of China Public Security Technology, Inc. (NASDAQ:CPBY).  Prior to that, Mr. Shao worked as the Chief Financial Officer of Trina Solar Limited (NYSE: TSL) from September 2006 to June 2008, the Chief Financial Officer of ChinaEdu Corporation (NASDAQ:CEDU) from September 2005 to August 2006 and the Chief Financial Officer of Watchdata Technologies Ltd. from August 2004 to September 2005.  Mr. Shao had previously worked as Audit Senior Manager of Deloitte & Touche, Beijing and Toronto Offices for ten years since 1994.  From January 1991 to February 1994, Mr. Shao worked as the Director of Finance and Administration of Caledonia Marble Co., Ltd..  From April 1989 to November 1990, Mr. Shao was the Financial Controller of T.C. Construction Co., Ltd.  Mr. Shao received his master’s degree in Health Care Administration from the University of California at Los Angeles in 1988 and his bachelor’s degree in art from East China Normal University in 1982.  Mr. Shao is a member of the American Institute of Certified Public Accountants.

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

Code of Ethics

Our Board of Directors has adopted a Code of Conduct and Ethics (the “Code”) that applies to all of our employees, officers and directors. The Code covers compliance with law; fair and honest dealings with the company, with competitors and with others; fair and honest disclosure to the public; and procedures for compliance with the Code. You can obtain a copy of the Code by sending a written request to the attention of Mr. Sam Yu, 6th Floor, Suite 608, Xue Yuan International Tower, No. 1 Zhichun Road, Haidian District, Beijing, PRC.

Board Composition and Meetings of the Board of Directors

The Board of Directors is currently composed of seven members. All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. Through December 31, 2008, our Board of Directors acted by written consent once and had not taken action at a meeting of the Board.

It is our policy that all members of the Board of Directors attend the Annual Meeting of Stockholders in person, although we recognize that directors occasionally may be unable to attend for personal or professional reasons. We generally hold a meeting of the Board on the same date as the annual stockholder meeting.

Audit Committee and Audit Committee Financial Expert

Our Audit Committee is currently composed of Messrs. Sean Shao, Li Xindan and Guo Xiaochuan, each of whom is an “independent director” as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc.  Mr. Sean Shao acts as chairman of the Audit Committee. In addition, the Board of Directors has determined that Mr. Sean Shao is an “audit committee financial expert” and “independent” as defined under the relevant rules of the SEC and Nasdaq. The Audit Committee assists the Board of Directors in fulfilling its oversight of the quality and integrity of the Company’s financial statements and the Company’s compliance with legal and regulatory requirements. The Audit Committee is responsible for retaining (subject to stockholder ratification) and, as necessary, terminating, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees. The Audit Committee also oversees the performance of the Company’s internal audit and compliance functions. The Chairman of the Audit Committee is Sean Shao.

Compensation Committee

The Compensation Committee is governed by a written charter. The Compensation Committee consists of Guo Xiaochuan, Sean Shao and Li Xindan. Compensation decisions during the fiscal year ended December 31, 2008 were made by the full Board of Directors. The Committee is charged with the responsibility of reviewing and approving executive officers’ compensation. The Chairman of the Compensation Committee is Li Xindan. Each member of the Compensation Committee meets the independent requirements applicable to such committee under the Marketplace Rules of The Nasdaq Stock Market, Inc. (the “Nasdaq Marketplace Rules”).

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Li Xindan, Guo Xiaochuan and Sean Shao. The Chairman of the Nominating and Corporate Governance Committee is Guo Xiaochuan. To date, the Nominating and Corporate Governance Committee have not engaged any third parties to assist them in identifying candidates for the Board.

Independent Directors

As a result of the review of Nasdaq Marketplace Rules, the Board has determined that the following directors, comprising a majority of the entire Board, are independent: Guo Xiaochuan, Sean Shao, Li Xindan and Zhang Rijun.

Policy Regarding Board Attendance

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

ITEM 11 Executive Compensation

Background and Compensation Philosophy

Our Compensation Committee has not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers. No pre-established, objective performance goals or metrics have been used by the Compensation Committee in determining the compensation of our executive officers.

Elements of Compensation

Some of our executive officers receive a base salary to compensate them for services rendered during the year. Our policy of compensating our certain executives with a cash salary has served the Company well. Because of our history of attracting and retaining executive talent, we do not believe it is necessary at this time to provide our executives equity incentives, or other benefits for the Company to continue to be successful.

Base Salary and Bonus. The value of base salary and bonus for each our executive reflects his skill set and the market value of that skill set in the sole discretion of the Compensation Committee.

Equity Incentives. The Company and its subsidiaries have not established an equity based incentive program and have not granted stock based awards as a component of compensation. In the future, we may make awards under an equity incentive plan pursuant to which awards may be granted if our Compensation Committee determines that it is in the best interest of the Company and its stockholders to do so.

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

Summary Compensation of Named Executive Officers

Name and Principal	Fiscal	Salary	Bonus	Stock Awards	Non-equity Incentive Plan Compensation	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)
Zishen Wu, Chief	2008	171,233	17,123	—	—	—	188,356
Executive Officer,
President and	2007	14,623	—	—	—	—	14,623
Chairman
Larry Gilmore, VP	2008	62,500	4,566	—	—	—	67,066
Corporate Strategy*
Qiang Zhao,	2008	114,155	11,416	—	—	—	125,571
VP Sales &
Marketing	2007	—	—	—	—	—	—

*  Prior to Mr. Yu’s employment as chief financial officer, Mr.Gilmore served as our interim chief financial officer.

During each of the last two fiscal years, none of our other officers had salary and bonus greater than $100,000. The bonuses given to the above executive officers were discretionary and were generally linked to our business position, the executive officer’s performance for the year and reflects the executive officer’s skill set and the market value of that skill set.  In addition, our executive officers and/or their respective affiliates will be reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of such expenses by anyone other than our Board of Directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Director Compensation

Our non-independent directors are paid an annual stipend of $50,000 in monthly installments and are also reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings. Our Independent Directors receive an annual stipend of $40,000 in monthly installments and are also reimbursed for travel related fees.

The following table sets forth all cash compensation paid by the Company, as well as certain other compensation paid or accrued, to its directors for the fiscal year ended December 31, 2008:

Summary Compensation of Directors

Name	Fees Earned or Paid in Cash	Stock Awards	Non-equity Incentive Plan Compensation	All Other Compensation	Total
	($)	($)	($)	($)	($)
Zishen Wu, Chief	43,924	—	—	—	43,924
Executive Officer,
President and
Chairman
Toaran Sun	43,924	—	—	—	43,924
Qiang Zhao	43,924	—	—	—	43,924
Xiaochuan Guo	14,642	—	—	—	14,642
Haiming Zhang (1)	14,642	—	—	—	14,642

(1)	Mr. Zhang Haiming no longer serves on the Board of Directors.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. All decisions regarding compensation are determined by our Compensation Committee.

Options and Stock Appreciation Rights

We do not currently have a stock option or other equity incentive plan. We may adopt one or more such programs in the future.

Employment Contracts

We have entered into an employment agreement with each of Wu Zishen, Qiang Zhao, Larry Gilmore and Sam (Yue) Yu. The CJV entered into an employment contract on April 17, 2008 with Mr. Wu Zishen to employ him as its Chairman and CEO. Mr. Wu is entitled to an annual gross salary in an amount of $205,479 including all allowances, social insurance and housing fund. Mr. Wu is also entitled to a stipend of $50,000 per year for board activities. He may also pay premiums for social security insurance schemes such as pension, unemployment, medical insurance and other social insurance coverage in accordance with relevant PRC laws and regulations. The CJV has a right to adjust the salary and welfare benefits of Mr. Wu appropriately based on his capability, experience, attitude, performance, achievement, working-age and position as well as its salary and position adjustment policies and business conditions experienced. Either party to the agreement has a right to terminate the agreement, subject to the terms and conditions therein.

We have entered into a service agreement with each of our non-independent directors for an annual stipend of $50,000 to be paid in monthly installments.  We have entered into a service agreement with each of our independent directors for an annual stipend of $40,000 to be paid in monthly installments.

The CJV entered into an employment contract effective as of March 25, 2009 with Mr. Sam (Yue) Yu to employ him as its Chief Financial Officer.  Mr. Yu is entitled to an annual gross salary in an amount of $145,000 and a discretionary bonus.

The CJV entered into an employment contract on April 17, 2008 with Mr. Qiang Zhao to employ him as its VP Sales & Marketing. Mr. Zhao is entitled to an annual gross salary in an amount of $136,986 including all allowances, social insurance and housing fund. Mr. Zhao is also entitled to a stipend of $50,000 per year for board activities. He also pays premiums for social security insurance schemes such as pension, unemployment, medical insurance and other social insurance coverage in accordance with relevant PRC laws and regulations. The CJV has a right to adjust the salary and welfare benefits of Mr. Zhao appropriately based on his capability, experience, attitude, performance, achievement, working-age and position as well as its salary and position adjustment policies and business conditions experienced. Either party to the agreement has a right to terminate the agreement, subject to the terms and conditions therein.

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

Payment of Post-Termination Compensation

The Company does not have change-in-control agreements with any of its directors or executive officers, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

ITEM 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of September 9, 2009 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director and named executive officer, and (iii) all of our directors and executive officers as a group. As of September 9, 2009, we had 32,790,327 shares of Common Stock outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is 6th Floor Xue Yuan International Tower, No. 1 Zhichun Road, Haidian District, Beijing, PRC.

Unless otherwise indicated, all share ownership figures include shares of our Common Stock assumable upon securities convertible or exchangeable into shares of our Common Stock within sixty (60) days of September 9, 2009, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares of Common Stock
Full Alliance International Limited (1)	7,657,704	23.35%
Knight Bridge Group Limited (2)	2,861,189	8.73%
Ardsley Partners Fund II, LP (3)	2,113,683	6.36%
Ardsley Offshore Fund, Ltd. (3)	380,000	1.15%
Ardsley Partners Institutional Fund, LP (3)	1,517,500	4.59%
1998 Hempleman Family Trust (3)	406,250	1.24%
Special Situations Private Equity Fund, L.P. (4)	1,456,336	4.41%
Special Situations Cayman Fund, L.P. (4)	2,110,938	6.36%
Special Situations Fund III QP, LP (4)	974,026	2.97%
Black River Small Capitalization Fund Ltd. (5)	2,441,498	7.34%
Black River Commodity Select Fund Ltd. (5)	771,304	2.34%
Lake Union Capital Fund, LP(6)	2,000,000	6.10%
Zishen Wu (7)	—	—
Taoran Sun (7)	—	—
Qiang Zhao (7)	—	—
Sam (Yue) Yu (7)	—	—
Larry Gilmore (7)	—	—
Rijun Zhang (7)	—	—
Xiaochuan Guo (7)	—	—
Xindan Li (7)	—	—
Sean Shao (7)	—	—
All Directors and Executive Officers, as a group	—	—

(1)
The business address of Full Alliance International Limited is OMC Chambers, P.O. Box 3152, Road Town, Tortola, British Virgin Islands. Full Alliance is wholly owned by Ms. Xingmei Zhaong and such shares may be deemed to be beneficially owned by Ms. Zhaong.

(2)
As reported on the Schedule 13D filed with the Securities and Exchange Commission (“SEC”) on June 17, 2008, the business address of Knight Bridge Group Limited is 2021 Two Pacific Place, 88 Queensway, Hong Kong.  Knight Bridge Group Limited is controlled by Mr. Kwok Cheuk Yuen, who may be deemed to beneficially own such shares.

(3)
As reported on Amendment No. 1 to Schedule 13G/A filed with the SEC on February 13, 2009 (the “Schedule 13G/A”), these are all affiliated entities with a business address c/o Ardsley Partners, 262 Harbor Drive, 4th Floor, Stamford, CT 06902; Ardsley Advisory Partners (“Ardsley”), the Investment Manager of Ardsley Offshore Fund, Ltd. (“Ardsley Offshore”) and the Investment Advisor of one or more managed accounts, has the power to vote and direct the disposition of the proceeds from the sale of the shares of common stock owned by Ardsley Offshore, and the managed accounts, and accordingly may be deemed the direct “beneficial owner” of such shares of common stock; Ardsley, the Investment Adviser of Ardsley Partners Fund II, LP (“AP II”) and Ardsley Institutional Fund, LP (“Ardsley Institutional”), shares the power to vote and direct the disposition of the proceeds from the sale of the shares of common stock owned by AP II and Ardsley Institutional and, accordingly, may be deemed the direct “beneficial owner” of such shares of common stock; Ardsley Partners I (“Ardsley Partners”), the General Partner of AP II and Ardsley Institutional, shares the power to vote and direct the disposition of the shares of common stock owned by AP II and Ardsley Institutional, and accordingly, may be deemed the direct “beneficial owner” of such shares of common stock; Mr. Hempleman is the Managing Partner of Ardsley and Ardsley Partners and in that capacity directs their operations and therefore may be deemed to be the indirect “beneficial owner” of the shares of common stock owned by Ardsley Offshore, AP II, Ardsley Institutional and the managed accounts; Mr. Hempleman disclaims beneficial ownership of all of the shares of common stock reported in the Schedule 13G/A. The amount of beneficial ownership set forth in the table above includes the September Warrants. Based upon the terms of the September Warrants the holders may not exercise the September Warrants if after giving effect to the issuance of shares of Common Stock issuable upon exercise of any portion of the September Warrants, on any such date the holders, together with their affiliates, would be deemed the beneficial owner of more than 4.99% of the then outstanding shares of our Common Stock; however, any such holder can elect to increase or decrease the cap upon 61 days’ prior notice to us, provided that the cap in no event exceeds 9.99%.

(4)
Consists of (i) 1,229,004 shares of our common stock and 227,332 warrants to purchase our common stock owned by Special Situations Private Equity Fund, L.P. (“SSPS”), (ii) 1,668,750 shares of our common stock and 422,188 warrants to purchase our common stock owned by Special Situations Cayman Fund, L.P. (“Cayman”), and (iii) 974,026 shares of our common stock owned by Special Situations Fund III, QP, L.P. (“QP”).  MGP Advisors Limited (“MGP”) is the general partner of QP.  AWM Investment Company, Inc. (“AWM”) is the general partner of MGP, the general partner of and investment adviser to Cayman and the investment adviser to QP and SSPS.  Austin W. Marxe (“Marxe”) and David M. Greenhouse (“Greenhouse”) are the principal owners of MGP and AWM.  Through their control of MGP and AWM, Marxe and Greenhouse share voting and investment control over the portfolio securities of each of SSPS, Cayman and QP.  The address of each of SSPS, Cayman and QP is 527 Madison Avenue, Suite 2600, New York, NY 10022.

(5)
As reported on Amendment No. 1 to Schedule 13G filed with the SEC on February 18, 2009, the business address is c/o Black River Asset Management LLC, 12700 Whitewater Drive, Minnetonka, MN 55343-9438; the address of the principal office of Black River Commodity Select Fund Ltd. and Black River Small Capitalization Fund Ltd. is P.O. Box 309, Ugland House, Grand Cayman KY1-1104, Cayman Islands; Black River Asset Management LLC has voting and investment control over securities held by Black River Small Capitalization Fund Ltd. and Black River Commodity Select Fund Ltd. and may be deemed to beneficially own such shares. The calculation of the amount of beneficial ownership as set forth in the table above includes 487,140 September Warrants with respect to Black River Small Capitalization Fund Ltd. Based upon the terms of the September Warrants the holders may not exercise the September Warrants if after giving effect to the issuance of shares of Common Stock issuable upon exercise of any portion of the September Warrants, on any such date the holders, together with their affiliates, would be deemed the beneficial owner of more than 9.99% of the then outstanding shares of our Common Stock; however, any such holder can elect to increase or decrease the cap upon 61 days’ prior notice to us.

(6)
The business address of Lake Union Capital Fund, LP is c/o Lake Union Capital Management, LLC, 600 University Street, Suite 1520 Seattle, WA, 98101.  As reported on Schedule 13G filed with the SEC on May 20, 2009, Michael Self , Lake Union Capital Management, LLC and Lake Union Capital Fund, LP have shared voting and dispositive power over the shares of common stock owned by Lake Union Capital Fund, LP.

(7)	Address of referenced person is c/o Yongye International, Inc., 6th Floor, Suite 608, Xue Yuan International Tower, No. 1 Zhichun Road, Haidian District, Beijing, PRC.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13 Certain Relationships and Related Transactions, Director Independence

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

As of December 31, 2007, the predecessor has borrowed $2,507,371 from Mr. Zishen Wu. These loans are short term in nature with no stated repayment term, unsecured and non-guaranteed, and non-interest bearing. Also, at December 31, 2007 the predecessor has $12,153 of long-term, unsecured and non-interest bearing loans from shareholders.

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

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

It is the Company’s policy that the Company will not enter into transactions required to be disclosed under item 404 of the SEC’s Regulation S-K unless the audit committee or another independent body of the board first reviews and approves the transactions.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 19, 2009	By:	/s/ Zishen Wu
Name: Zishen Wu
Title: Chief Executive Officer

YONGYE INTERNATIONAL, INC.
AND SUBSIDIARIES

CONTENTS

PAGE	F-1	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS.

PAGE	F-3	CONSOLIDATED BALANCE SHEETS.

PAGE	F-4	CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME.

PAGE	F-5	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY.

PAGE	F-7	CONSOLIDATED STATEMENTS OF CASH FLOWS.

PAGES	F-8 - F-22	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

New York, New York
March 19, 2009, except for Note 1(c), as to which the date is October 16, 2009

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

PATRIZIO & ZHAO, LLC

Parsippany, New Jersey
January 25, 2008

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Yongye International, Inc.
	and Subsidiaries
	(f/k/a Yongye
	Biotechnology	The predecessor
	International, Inc.)	Inner Mongolia Yongye
	DECEMBER 31, 2008	DECEMBER 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$4,477,477	$376,002
Accounts receivable, net	2,748,042	1,630,609
Inventories	20,708,193	9,851,788
Advance payments	44,051	—
Due from related party	192,741	—
Due from affiliates	—	978,384
Prepaid expenses	189,478	—
Other receivables	680,752	27,038
Total Current Assets	29,040,734	12,863,821
PROPERTY AND EQUIPMENT, NET	5,368,074	2,486,487
INTANGIBLE ASSETS, NET	95,453	3,665,584
LONG-TERM INVESTMENTS	—	4,115,764
TOTAL ASSETS	$34,504,261	$23,131,656

CURRENT LIABILITIES
Short-term bank loans	$—	$5,484,000
Accounts payable and accrued expenses	630,619	1,271,852
Due to shareholders	—	2,507,371
Taxes payable	366,981	893,892
Advance from customers	1,869,400	—
Other payables	626,911	50,916
Derivative liabilities – fair value of warrants	2,107,931	—
Total Current Liabilities	5,601,842	10,208,031

LONG-TERM LOANS	397,773	12,153

STOCKHOLDERS' EQUITY
Capital stock: par value $.001; 75,000,000 shares authorized; 26,760,258 shares issued and outstanding at December 31, 2008	26,760	—
Capital contribution	—	7,260,000
Additional paid-in capital- Common stock	13,633,604	—
Retained earnings	12,102,882	4,024,111
Statutory reserve	1,207,912	480,629
Accumulated other comprehensive income	329,445	1,146,732
Total Equity of the Company’s Shareholders	27,300,603	12,911,472
Noncontrolling interest	1,204,043	—
Total Equity	28,504,646	12,911,472
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,504,261	$23,131,656

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Yongye International, Inc.
	and Subsidiaries
	(f/k/a Yongye Biotechnology International. Inc.)	The Predecessor Inner Mongolia Yongye
	FOR YEAR ENDED	FOR YEAR ENDED
	DECEMBER 31, 2008	DECEMBER 31, 2007
	(Restated - Note 1(C))
SALES	$48,092,271	$13,137,406
COST OF SALES	23,165,684	7,274,710
GROSS PROFIT	24,926,587	5,862,696
SELLING EXPENSES	8,665,755	449,168
GENERAL AND ADMINISTRATIVE EXPENSES	2,573,017	476,828
INCOME FROM OPERATIONS	13,687,815	4,936,700
OTHER INCOME/(EXPENSES)
Interest expenses	(3,135)	(212,239)
Other expenses	(526,039)	(365,907)
Change in fair value of derivative liabilities	2,118,797	—
TOTAL OTHER INCOME, NET	1,589,623	(578,146)
INCOME BEFORE PROVISION FOR INCOME TAXES	15,277,438	4,358,554
PROVISION FOR INCOME TAXES	864,292	—
NET INCOME	14,413,146	4,358,554
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	1,102,388	—
NET INCOME ATTRIBUTABLE TO YONGYE INTERNATIONAL, INC.	13,310,758	4,358,554
Foreign Currency Translation Adjustment	331,100	723,298
COMPREHENSIVE INCOME	$14,744,246	$5,081,852
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTERST	1,104,043	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO YONGYE BIOTECHNOLOGY INTERNATIONAL, INC.	13,640,203	5,081,952
Net income per share:
Basic	$0.68	$0.38
Diluted	$0.56	$0.38
Weighted average shares used in computation:
Basic	19,599,054	11,444,775
Diluted	20,106,433	11,444,775

 The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2008

		Shares of Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated other Comprehensive Income	Statutory Reserve	Retained Earnings (Deficits)

	Note

Balance at January 1, 2008		4,960,000	$4,960	$(6,860)	$—	$—	$—
McElroy shares cancelled		(2,900,000)	(2,900)	2,900	—	—	—
Stock issued for Fullmax merger		11,444,755	11,445	(11,445)	—	—	36
Stock issued for cash April 17, 2008 (Restated)		6,495,619	6,495	6,763,803	—	—	—
Stock issued for cash September 8, 2008 (Restated)		6,073,006	6,073	4,277,905	—	—	—
Warrants exercise Sep 11, 2008 (Restated)		686,878	687	2,607,301	—	—	—
Net income (Restated)		—	—	—	—	—	13,310,758
Transfer to statutory reserve		—	—	—	—	1,207,912	—
Foreign Currency translation Adjustment		—	—	—	329,445	—	—
Comprehensive income (Restated)
Balance at December 31, 2008 (Restated)		26,760,258	$26,760	$13,633,604	$329,445	$1,207,912	$13,310,794

				Comprehensive Income
	Note	Noncontrolling Interest	Total	Attributable to Yongye International, Inc. Shareholders	Attributable to Noncontrolling Interests	Total

Balance at January 1, 2008		—	$(1,900)

McElroy shares cancelled		—	—
Stock issued for Fullmax merger		100,000	100,036
Stock issued for cash April 17, 2008 (Restated)	1	—	6,770,298
Stock issued for cash September 8,2008 (Restated)	1	—	4,283,978
Warrants exercise Sep 11, 2008 (Restated)	1(C)	—	2,607,988
Net income (Restated)	1(C)	1,102,388	14,413,146	$13,310,758	$1,102,388	$14,413,146
Transfer to stautory reserve	—	—	—	—
Foreign Currency translation Adjustment		1,655	331,101	329,445	1,655	331,101
Comprehensive income (Restated)	1(C)		—	$13,640,203	$1,104,043	$14,744,247
Balance at December 31, 2008 (Restated)	1(C)	1,204,043	$28,504,646

THE PREDECESSOR

INNER MONGOLIA YONGYE, CO.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2007

	Capital Contribution	Retained Earnings (Deficits)	Statutory Reserve	Accumulated other Comprehensive Income	Total Equity
Balance at December 31, 2006	$7,260,000	$101,412	$44,774	$423,434	$7,829,620
Net income	—	4,358,554	—	—	4,358,554
Statutory reserve	—	(435,855)	435,855	—	—
Other comprehensive income	—	—	—	723,298	723,298
Balance at December 31, 2007	$7,260,000	$4,024,111	$480,629	$1,146,732	$12,911,472

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Yongye
	International, Inc.
	And Subsidiaries
	(f/k/a Yongye
	Biotechnology	The Predecessor
	International, Inc.)	Inner Mongolia Yongye
	FOR YEAR ENDED	FOR YEAR ENDED
	DECEMBER 31, 2008	DECEMBER 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,413,146	$4,358,554
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	118,104	212,423
Provision for bad debts	305,338	31,907
Change in fair value of derivative liabilities	(2,118,797)	—
Loss on disposal of fixed assets	—	149,853
Changes in assets and liabilities:
Accounts receivable	(3,053,380)	(1,124,042)
Inventories	(20,708,193)	(7,814,789)
Advanced payments	(44,051)	93,091
Due from related party	(192,741)	—
Due from related affiliates	—	(267,345)
Prepaid expense	(189,478)	5,741
Other receivables, net	(680,752)	66,926
Accounts payable and accrued expenses	630,619	1,068,613
Taxes payable	366,981	835,137
Advance from customers	1,869,400	—
Other payables	616,911	(2,234,407)

Net Cash Used in Operating Activities	(8,666,893)	(4,618,338)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(5,475,572)	(308,312)
Additions to intangible assets	—	(909)
Net Cash Used in Investing Activities	(5,475,572)	(309,221)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	397,773	4,345,110
Proceeds from shares issued	19,350,651	—
Proceeds from shareholder loans	—	864,258
Repayment of long-term loans	—	(12,131)
Payment for stock issuance costs	(1,461,659)	—
Net Cash Provided by Financing Activities	18,286,765	5,197,237
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	325,041	17,301
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,469,341	286,979
CASH AND CASH EQUIVALENTS - BEGINNING	8,136	89,023
CASH AND CASH EQUIVALENTS - ENDING	$4,477,477	$376,002

Supplemental cash flow information:
Cash paid for income taxes	648,331	—
Cash paid for interest expense payment	11,301	212,239

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

The Company, through its primary operating subsidiary, Yongye Nongfeng, is engaged in the sale of fulvic acid based liquid and powder nutrient compounds used in the agriculture industry in the PRC. In January 2008, upon receiving governmental approval of the establishment of Yongye Nongfeng, the management of Yongye Nongfeng anticipated that Yongye Nongfeng would not be able to obtain the fertilizer licensee in the near future, and therefore, Yongye Nongfeng entered into an agreement ( the “Agreement”) with Inner Mongolia Yongye, pursuant to which Yongye Nongfeng agreed to purchase finished goods products that are to be manufactured by Inner Mongolia Yongye at a fixed price of RMB 350 per case for fulvic acid plant based products and RMB 120 per case for fulvic acid animal based products .  The term of the Agreement is for the period from January 15, 2008 to January 14, 2013. Pursuant to the Agreement, the Company can terminate this by giving one month notice to Inner Mongolia Yongye. The Company will terminate the Agreement after obtaining the fertilizer license referred to in the following paragraph.

Yongye Nongfeng and Inner Mongolia Yongye also entered into certain lease-exchange arrangements related to land-use rights, buildings and equipment. (See Note 18).

B. Shares Issued and Registration Matters

Concurrent with the Share Exchange, we entered into a securities purchase agreement (the “April Purchase Agreement”) with certain investors (the “April Investors”) for the sale in a private placement of an aggregate of 6,495,619 shares of our Common Stock (the “April Investor Shares”), and 1,623,905 warrants to purchase 1,623,905 shares of Common Stock (the “April Warrants”) for aggregate gross proceeds equal to $10,000,651 (the “April Offering”).  The warrants issued have a 5 years exercise period with an exercise price of $1.848. There were another 649,562 warrants issued to Roth Capital Partners, LLC (“Roth”)  as the “Placement Agent” and these were issued with the same exercise price and term as the April Warrants.  Expenses of the April Offering were $1,162,022 allocated as follows: fees for the issuance of stock of $806,159 as a reduction of Additional Paid In Capital on the December 31, 2008 Consolidated Balance Sheet and $355,863 as an expense on the Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2008.

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

As part of the above private financing, the Company agreed to begin a restructuring process whereby our Cooperative Joint Venture ("CJV") subsidiary, Yongye Nongfeng Biotechnology Co. ("Yongye Nongfeng"), will acquire all of the land rights, buildings, equipment and permits that currently belong to our Predecessor and manufacturing partner Inner Mongolia Yongye. This will enable Yongye Nongfeng to centralize and manage the Company’s product research and development, manufacturing and distribution and result in a more tightly integrated business model with greater control over our product quality and intellectual property. The full restructuring process should be completed by approximately September 2009. We will begin by purchasing the production equipment used in the existing 2,000 Tonnes Per Annum (TPA) production facility, which was purchased from the Inner Mongolia Yongye pursuant to an Asset Transfer Agreement on October 31, 2008. The total liability incurred for payments to the Predecessor company is limited to $6M and $.95M has been paid to the predecessor company.

C. Restatement of Financial Statements

Subsequent to the preparation of the Company’s consolidated financial statements as of and for the year ended December 31, 2008, management identified an error in the Company’s basic and diluted net income per share presented in its previously issued consolidated financial  statements. The Company has incorrectly accounted for the April Escrow Shares and September Escrow Shares (See Note 12) as contingently issuable shares  for purposes of calculating earnings per share and excluded such outstanding shares that were placed in escrow from the calculation of the weighted average  number of common shares outstanding. It was determined that since April Escrow Shares and September Escrow Shares are neither contingently cancellable  nor contingently returnable to the Company, the shares should have been included in the denominator in computing the Company’s basic and diluted net income  per share.

In connection with the April Offering and September Offering in 2008 (see Note12), the Company issued the “April Warrants” and “September Warrants” to certain investors and Roth Capital Partners, LLC (“Roth”). According to the terms of these warrants, the Company could be required to pay cash to the warrant holders under certain events that are not within the control of the Company. Specifically, upon the occurrence of certain “fundamental transactions” as defined, the warrant holders (but not the shareholders of the Company’s common stock) are entitled to receive cash equal to the value of the warrants to be determined based on an option pricing model and certain specified assumptions set forth in the warrant agreement. In accordance with Emerging Issues Task Force Issue (EITF) No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, such potential cash payments that are not within the Company’s control would preclude equity classification and therefore the warrants should have been classified as a liability and adjusted to fair value through earnings at each reporting date starting from the issuance date.

As a result, the amounts of $1,731,567 and $3,150,375 should have been recognized as derivative liabilities with fair value at issuance April 17, 2008 and September 5, 2008, respectively. The decrease in fair value of the warrants of $2,118,797 should have been recorded as a gain to earnings for the year ended December 31, 2008. In addition, since the Roth Warrants issued by the Company in April and September 2008 (see Note 12) also contains the “Fundamental Transactions”, such warrants should have been accounted for as a liability with changes in fair value also reported in earnings. Roth exercised these warrant during the year ended December, 31, 2008 (see Note 12). Accordingly, the increase in fair value of the Roth April and September Warrants from issuance date to the exercise date of should have been recorded as a charge to earnings for the year ended December 31, 2008. These restatement adjustments had no impact on the Company’s previously reported income tax amounts because the profit or loss associated with these warrants for financial reporting purposes, as described herein, are not expected to result in future income tax consequences.

The following table presents the effect of correcting this error on the consolidated financial statements for the year ended December 31, 2008. As the correcting adjustments had no impact on the amounts previously reported for the Company’s operating, investing or financing cash flows, the adjustments to the components of consolidated cash flow statement to reconcile net income to net cash used by operating activities are not presented.

CONSOLIDATED BALANCE SHEET

	December 31, 2008
	As Previously Reported	As Restated

Derivative liabilities	—	2,107,931
Total current liabilities	3,493,911	5,601,842
Additional paid-in capital- Common stock	13,976,900	13,633,604
Additional paid-in capital- Warrants	3,883,432	—
Retained earnings	9,984,085	12,102,882
Total Stockholders' Equity	29,410,189	27,300,603
Total Equity	30,612,577	28,504,646

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended December 31, 2008
	As Previously	As Restated

Change in fair value of derivative liabilities	$—	2,118,797
Total other expenses, net	(529,174)	1,589,623
Income before provisions for income taxes and noncontrolling interest	13,158,641	15,277,438
Net income	12,294,349	14,413,146
Net income attributable to Yongye Biotechnology International, Inc. .	11,191,961	13,310,758
Comprehensive income	11,523,061	14,744,246
Net income per ordinary share-basic	$0.66	$0.68
Net income per ordinary share-diluted	$0.64	$0.56
Weighted average ordinary shares outstanding	16,937,852	19,599,054
Weighted average ordinary shares outstanding used in computing diluted net	17,546,796	20,106,433

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2008
	As Previously Reported	As Restated

NET INCOME	11,191,961	13,310,758
Change in fair value of derivative liabilities	—	(2,118,797)

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

ACCOUNTS RECEIVABLE AND BAD DEBT RESERVE

The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts receivable. As a consequence, the Company believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectability and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. Based on the age of the receivables, the Company reserves 10% of accounts receivable balances that have been outstanding for more than 6 months but less than one year, 20% of accounts receivable balances that have been outstanding between one year and two years, 50% of receivable balances that have been outstanding between two year and three years, and 100% of receivable balances that have been outstanding for more than three years. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted . An allowance for doubtful accounts of $305,338 was provided as of December 31, 2008.

Our normal credit terms to our provincial distributors are typically 90 days, while we ask our other customers to pay either up front or upon receipt. We based the CJV’s Accounts Receivable and Bad Debt Reserve policy on the historical experience of the Predecessor company’s sale and collection rates for the same products.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Per SFAS 144, the Company is required to periodically evaluate the carrying value of longlived assets and to record an impairment loss when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amounts.

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

The carrying amounts of cash and cash equivalents, term deposits, trade receivables, and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company uses level 2 inputs to value its derivative liablities.

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

NOTE 3 -ACCOUNTS RECEIVABLE

Net accounts receivable at December 31, 2008 and December 31, 2007 consisted of the following:

	Yongye International, Inc. and Subsidiaries	The Predecessor
	(f/k/a Yongye Biotechnology	Inner Mongolia Yongye
	International, Inc.) DECEMBER 31, 2008	DECEMBER 31, 2007

Account receivable	$3,053,380	$1,677,078
Less: allowance for doubtful accounts	(305,338)	(46,469)
Total	$2,748,042	$1,630,609

	Yongye International, Inc. and Subsidiaries
	(f/k/a Yongye Biotechnology International, Inc.)
	Year ended December 31, 2008
	Balance at beginning of period	Additions	Reversal	Balance at end of period

Allowance for doubtful accounts	—	$305,338	—	$305,338

A bad debt provision of $305,338 was provided for the year ended December 31, 2008. No bad debt expense provision was required for the three months ended March 31, 2008.

NOTE 4-INVENTORIES

Inventories at December 31, 2008 and 2007 consisted of the following:

	Yongye	The Predecessor
	International, Inc. and Subsidiaries	Inner Mongolia Yongye
	DECEMBER 31, 2008	DECEMBER 31, 2007
Raw materials	$—	$384,361
Packing supplies	—	195,127
Work-in process	—	4,969,350
Finished goods	20,664,930	4,302,950
Consumables	43,263	—
Total	$20,708,193	$9,851,788

NOTE 5-DUE FROM AFFILIATES

The balance due from the Predecessor’s affiliated entity, Huimin Biotechnology Co., Ltd., at December 31, 2007 was $978,384. The balance had no stated terms for repayment and was not interest-bearing.

NOTE 6-PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007 consisted of the following:

	Yongye Biotechnology	The Predecessor
	International, Inc. and Subsidiaries	Inner Mongolia Yongye
	DECEMBER 31, 2008	DECEMBER 31, 2007

Buildings and structures	$3,656,992	$1,560,251
Manufacturing equipment	673,480	788,641
Office equipment and furniture	85,087	33,724
Vehicles	824,013	419,529
Software	17,156	—
Leasehold improvement	218,844	—
Construction-in-process	—	1,797
	5,475,572	2,803,942

Less: Accumulated depreciation	107,498	317,455

Total	$5,368,074	$2,486,487

Depreciation expense for the years ended December 31, 2008 and 2007 was $107,498 and $125,931, respectively.

Among the vehicles, 11 cars in the amount of $692,982 were pledged for the long-term banks loans of $438,563 which were received for purchasing those cars (see Note 11).

NOTE 7- INTANGIBLE ASSETS

Net intangible assets at December 31, 2008 and 2007 were as follows:
	Yongye Biotechnology
	International, Inc. and Subsidiaries	The Predecessor Inner Mongolia Yongye
	DECEMBER 31, 2008	DECEMBER 31, 2007

Rights to use land	$—	$4,028,099
Patent	106,059	—
	106,059	4,028,099
Less: accumulated amortization	10,606	362,515

Total	$95,453	$3,665,584

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

NOTE 8 - LONG-TERM INVESTMENTS

Long-term investments of the Predecessor as of December 31, 2007 consist of medicinal plants and trees which the Predecessor purchased in conjunction with the right to use land. These medicinal plants and trees are to be used for human medical treatments and the Predecessor intends to sell them in future years as they mature.

NOTE 9 - SHORT-TERM BANK LOANS

On March 27, 2007, the Predecessor obtained a loan in the amount of $5,484,000 from Inner Mongolia Agriculture Development Bank, of which the principal is to be paid in full by March 26, 2008. The interest is to be calculated using an annual fixed interest rate of 6.39% and paid monthly. The loan is secured by the Predecessor’s property and equipment.

NOTE10 - DUE TO SHAREHOLDERS

As of December 31, 2007, the Predecessor has $2,507,371 in loans from shareholders. These loans are short-term in nature, unsecured and non-interest bearing.

NOTE 11 - LONG-TERM LOANS

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

NOTE 12 - CAPITAL STOCK

Capital stock

Concurrent with the “Share Exchange”, the Company entered into a securities purchase agreement on April 17, 2008 with certain investors (the “ April Investors”) for the sale in a private placement of an aggregate of 6,495,619 shares of the Company’s common stock, par value $0.001 per share (the “ April Investor Shares”) for aggregate gross proceeds equal to $10,000,651 (the “April Offering”).

On September 5, 2008, the Company entered into a securities purchase agreement, with certain investors (the “September Investors ”), for the sale in a private placement of an aggregate of 6,073,006 shares of the Company’s common stock, par value $0.001 per share (the “September Investor Shares”) for aggregate gross proceeds equal to approximately $9,350,000 (the “September Offering”).

Warrants

Concurrent with the “April Investor Shares”, the Company issued 1,623,905 warrants to purchase 1,623,905 shares of the Company’s common stock (the “April Warrants”) to the “April Investors”. The warrants issued have a 5 years exercise period with an exercise price of $1.848. In addition, 649,562 warrants were issued to Roth Capital Partners, LLC (“Roth”) as the placement agent with terms and exercise price identical to the warrants issued to the April Investors.

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

At December 31, 2008, there are 3,142,158 warrants outstanding with a weighted average exercise price of $1.848.  Of this total, 1,623,905 expire in April 2013, 1,518,253 expire in September 2013.

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

As of December 31, 2008 the fair value of all of our outstanding derivative liability warrants were $2,107,931. The change in their fair values during the year ended December 31, 2008 of $2,774,011 in fair value is reported as a non-cash gain in our condensed consolidated statement of income and comprehensive income. The increase in fair value of the Roth April and September Warrants from issuance date to the exercise date of $655,214 has been recorded as a charge to earnings for the year ended December 31, 2008.

The estimated fair values of the Company’s Investor Warrants and Roth Warrants were determined at December 31, 2008 using Binominal Option Pricing Model with Level 2 inputs.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value as of December 31, 2008.

		Fair Value Measurements Using:
	Total	Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2008		Level 1	Level 2	Level 3

Liabilities at fair value:
Derivative liabilities—warrants	2,107,931	—	2,107,931	—

Net Liabilities	$2,107,931	$—	$2,107,931	$—

The fair values of the warrants granted are as follows:

Fair value of Warrant per share (US$) at:	2008 April Warrants	2008 September Warrants

April 17, 2008	1.07	N/A
September 5, 2008	N/A	2.08
December 31, 2008	$0.66	$0.68

The fair values of the warrants as of December 31, 2008 were determined based on the Binominal option pricing model, using the following assumptions:

	April Offering	September Offering

Expected volatility	59.5%	58.5%
Expected dividends yield	0%	0%
Expected time to maturity	4.30 years	4.69 years
Risk-free interest rate per annum	1.411%	1.411%
Fair value of underlying Common Shares (per share)	1.60	1.60
Exercise multiple	2.4	2.4

Escrow shares

In connection with the April Offering, the Company entered into an escrow agreement with Roth as a representative of the April Investors, Tri-State Title & Escrow LLC (the “Escrow Agent”) and  Full Alliance , one of the Company’s shareholders (the “April Escrow Agreement”), pursuant to which 2,000,000 shares of the Company held by Full Alliance (the “April Escrow Shares”) were delivered to the Escrow Agent. The Escrow Shares were held for the Company’s achievement of $10,263,919 after tax net income (“ATNI”) for the year ended December 31, 2008 (the “2008 Net Income Threshold”). As reported in the Company’s 2008 Form 10-K, the ATNI threshold has been achieved.

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
““
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

NOTE 13 - NONCONTROLLING INTEREST

The Company’s main operating subsidiary, Yongye Nongfeng, is a Cooperative Joint Venture by ASO and the Predecessor, Inner Mongolia Yongye. During the year ended December 31, 2008, the Predecessor invested $100,000 in Yongye Nongfeng by contributing a patent and ASO made 4 cash investments totaling $ 16,778,771.

NOTE 14 - STATUTORY COMMON WELFARE FUND

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

NOTE 15 - EMPLOYEE BENEFIT PLANS

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

NOTE 16 – INCOME TAXES

A reconciliation between taxes computed at the United States statutory rate of 34% and the Company’s and the Predecessor’s effective tax rate is as follows:

	Yongye Biotechnology
	International, Inc. and Subsidiaries	The Predecessor Inner Mongolia Yongye
	DECEMBER 31, 2008	DECEMBER 31, 2007

Income before income taxes	$15,277,438	$4,358,554
Income tax on pretax income at statutory rate	5,194,329	1,481,908
Effect of different tax rates of subsidiary operating in other jurisdictions	(4,330,037)	—
Tax exemption	—	(1,481,908)
Income tax at effective rate	$864,292	$—

NOTE 17 – LEASE COMMITMENTS

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

NOTE 18 – RELATED PARTY TRANSACTIONS AND BALANCES

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

Yongye Nongfeng and Inner Mongolia Yongye entered into two lease-exchange arrangements related to the land-use right, buildings and equipment of the 2,000TPA and 8,000TPA facilities. On June 1, 2008, Yongye Nongfeng entered into a land lease agreement to lease 74,153 square meters of land from Inner Mongolia Yongye for a term beginning June 1, 2008 and ending May 31, 2009. On September 28, 2008, Inner Mongolia Yongye entered into a building lease agreement with Yongye Nongfeng to lease a building of 3,967 square meters and the 8,000 TPA production equipment for a term beginning September 28, 2008 and ending September 27, 2009. The estimated value of rentals of land lease and the combination of buildings and equipment were not materially different. Therefore, pursuant to the agreements, both Yongye Nongfeng and the Inner Mongolia Yongye did not charge lease fees to each other. Additionally, the rental income to be received by the Company and the rental expense to be paid are not material to the Company’s 2008 results of operations and therefore have not been included.

As of December 31, 2007, the Predecessor has borrowed $2,507,371 from stockholders. These loans are short term in nature, unsecured and non-interest bearing. Also, at December 31, 2007 the Predecessor has $12,153 of long-term, unsecured and non-interest bearing loans from shareholders.

NOTE 19-NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share for the periods indicated:

Yongye Biotechnology
International, Inc.
and Subsidiaries
FOR YEAR ENDED
DECEMBER 31, 2008
(Restated – Note 1(C))
Numerator used in basic net income per share:
Net income attributable to Yongye International, Inc.	$13,310,758
Change in fair value of derivative liabilities	(2,118,797)
Numerator used in diluted net income per share	11,191,961

Shares (denominator):
Weighted average ordinary shares outstanding	19,599,054
Plus: weighted average incremental shares from assumed exercise of warrants	507,379
Weighted average ordinary shares outstanding used in computing diluted net income per ordinary share	20,106,433
Net income per ordinary share-basic	$0.68
Net income per ordinary share-diluted	$0.56

NOTE 20 -CONCENTRATIONS AND CREDIT RISKS

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

NOTE 21 – SUBSEQUENT EVENTS

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