Form 10-Q/A
period 2009-03-31
Yongye International, Inc.
filed 2009-10-20
CIK 1398551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes _ No _ *The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒ As of May 7, 2009, 28,058,960 shares of common stock, par value $.001 per share, were issued and outstanding.

EXPLANATORY NOTE

We are filing this Quarterly Report on Form 10-Q/A (the “Amendment”) to amend Part I, Item 1, Financial Statements and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the original Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (“SEC”). This Amendment has been filed to correct an error in the manner in which we calculated the number of shares outstanding in determining earnings per share, and another error in which we should have reclassified warrants issued as a derivative liability, and the financial statements contained herein are being restated accordingly. In addition, certain revisions are being made to the disclosures included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 initially filed with the Securities and Exchange Commission (the “Commission”) on May 7, 2009 in response to the Commission’s comment letter dated September 1, 2009.

Page

Part I: Financial Information:

Item 1 -Financial Statements

Consolidated Balance Sheets	1

Consolidated Statements of Income and Comprehensive Income	2

Consolidated Statements of Cash Flows	3

Notes to Consolidated Financial Statements	4

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Signatures	26

Item 1- Financial Statements

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited) (Restated - Note 1(C))	(Restated - Note 1(C))
CURRENT ASSETS
Cash and cash equivalents	$1,424,268	$4,477,477
Accounts receivable, net	6,128,346	2,748,042
Inventories	22,201,250	20,708,193
Advance payments	62,937	44,051
Due from related party	274,758	192,741
Prepaid expenses	91,968	189,478
Other receivables	256,554	680,752
Total Current Assets	30,440,081	29,040,734

PROPERTY AND EQUIPMENT, NET	6,717,213	5,368,074

INTANGIBLE ASSETS, NET	92,918	95,453

TOTAL ASSETS	$37,250,212	$34,504,261

CURRENT LIABILITIES
Long-term loans- current portion	166,448	167,652
Accounts payable- related party	$90,169	$46,739
Taxes payable	508,262	366,981
Advance from customers	82,037	1,869,400
Accrued expenses	1,636,175	583,880
Other payables	697,806	626,910
Derivative liabilities – fair value of warrants	1,899,920	2,107,931
Total Current Liabilities	5,080,817	5,769,493

LONG-TERM LOANS	291,498	230,121

STOCKHOLDERS' EQUITY
Capital stock: par value $.001; 75,000,000 shares authorized; 26,760,258 shares issued and outstanding at March 31, 2009 and December 31, 2008	26,760	26,760
Additional paid-in capital- Common stock	13,633,604	13,633,604
Retained earnings	15,128,297	12,102,882
Statutory reserve	1,489,281	1,207,912
Accumulated other comprehensive income	379,045	329,445
Total Stockholders' Equity	30,656,987	27,300,603
Noncontrolling interest	1,220,910	1,204,044
Total Equity	31,877,897	28,504,647

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,250,212	$34,504,261

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Yongye International, Inc.	Yongye
	and Subsidiaries	Nongfeng
	(f/k/a Yongye Biotechnology International, Inc.)
	For the Three Months Ended	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
	(Restated - Note 1(C))

SALES	$12,435,775	$9,528,055

COST OF SALES	5,902,607	4,484,261

GROSS PROFIT	6,533,168	5,043,794

SELLING EXPENSES	2,620,298	3,192,797

RESEARCH & DEVELOPMENT EXPENSES	288,572	—

GENERAL AND ADMINISTRATIVE EXPENSES	345,157	357,192

INCOME FROM OPERATIONS	3,279,141	1,493,805

OTHER EXPENSES (INCOME)
Interest expenses	5,958	—
Other expenses	441	97
Change in fair value of derivative liabilities	(208,011)	—
TOTAL OTHER EXPENSES	(201,612)	97

INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	3,480,753	1,493,708

PROVISION FOR INCOME TAXES	155,447	373,427

NET INCOME	3,325,306	1,120,281

LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTERST	18,522	—

NET INCOME ATTRIBUTABLE TO YONGYE BIOTECHNOLOGY INTERNATIONAL, INC.	3,306,784	1,120,281

OTHER COMPREHENSIVE INCOME
Foreign Currency Translation Adjustment	47,945	30,531

COMPREHENSIVE INCOME	$3,354,729	$1,150,812

Net income per share:
Basic	$0.12	$0.10
Diluted	$0.12	$0.10
Weighted average shares used in computation:
Basic	26,760,258	11,444,755
Diluted	26,760,258	11,444,755

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Yongye International, Inc.	Yongye
	and Subsidiaries	Nongfeng
	(f/k/a Yongye Biotechnology International, Inc.)
	For the Three Months Ended	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
	(Restated - Note 1(C))
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,306,784	$1,120,281
Adjustments to reconcile net income to net cash (used in)/provided by operating activities
Depreciation and amortization	107,236	42,784
Reversal of bad debt provision	(73,701)	—
Net income attributable to the noncontrolling interest	18,522	—
Change in fair value of derivative liabilities	(208,011)	—
Changes in assets and liabilities:
Accounts receivable	(3,302,662)	(7,200,057)
Inventories	(1,466,830)	(4,556,216)
Advances payments	(18,828)	—
Due from related party	(72,763)	138,693
Prepaid expense	97,734	—
Other receivables	424,992	(86,738)
Accounts payable- related party	43,366	6,967,770
Taxes payable	140,799	381,255
Advance from customers	(1,789,453)	80
Accrued expenses	1,051,410	3,371,935
Other payables	70,298	14,853
Net Cash (Used in)/Provided by Operating Activities	(1,671,107)	194,640

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,446,782)	(213,919)
Net Cash Used in Investing Activities	(1,446,782)	(213,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	89,534	—
Repayment of bank loans	(29,870)	—
Proceeds from share capital	—	150,000
Net Cash Provided by Financing Activities	59,664	150,000

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	5,016	26,858
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(3,053,209)	157,579
CASH AND CASH EQUIVALENTS – BEGINNING	4,477,477	—
CASH AND CASH EQUIVALENTS - ENDING	$1,424,268	$157,579

Supplemental cash flow information:
Cash paid for income taxes	22,464	—
Cash paid for interest expense payment	9,833	—
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

In November 2007, ASO a Hong Kong investment holding company, entered into a Sino-Foreign cooperative joint venture contract (“Contract”) with Inner Mongolia Yongye Biotechnology Co., Ltd. (“Inner Mongolia Yongye”) to form a cooperative joint venture (CJV), Yongye Nongfeng Biotechnology Co. Ltd (“Yongye Nongfeng”), pursuant to which, Inner Mongolia Yongye and ASO are to own 10% and 90% of the equity interests in Yongye Nongfeng, respectively. Inner Mongolia Yongye was formed on September 16, 2003 in the People’s Republic of China (the “PRC”). Mr. Zishen Wu, Chief Executive Officer, President and Chairman of the Company, owns a controlling 91.67% of the equity interest in Inner Mongolia Yongye. Inner Mongolia Yongye’s primary business is the research, manufacturing, and sale of biochemical products for use in plants and animal growth.  Inner Mongolia Yongye is located in the City of Hohhot, Inner Mongolia Autonomous Region PRC.

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

In May 2008, upon the agreement among Inner Mongolia Yongye, ASO and Yongye Nongfeng, the ownership of Yongye Nongfeng was revised, pursuant to which Inner Mongolia Yongye and ASO became 0.5% and 99.5% equity interests owner of Yongye Nongfeng, respectively. ASO has not fully injected its share of the capital into Yongye Nongfeng as it isn’t required to do so for 2 years after the CJV is established. Based upon actual capital injection into Yongye Nongfeng, Inner Mongolia Yongye and ASO were 0.6% and 99.4% owners, respectively, of Yongye Nongfeng as of December 31, 2008.

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

Yongye Nongfeng and Inner Mongolia Yongye also entered into certain lease-exchange arrangements related to land-use rights, buildings and equipment. (See Note 14)

C. Restatement of Financial Statements

Subsequent to the filing of the Company’s interim consolidated financial statements as of and for the three months ended March 31, 2009 on Form 10-Q, management identified an error in the Company’s basic and diluted net income per share presented in its previously issued consolidated financial statements. The Company has incorrectly accounted for the April Escrow Shares and September Escrow Shares (See Note 8) as contingently issuable shares for purposes of calculating earnings per share and excluded such outstanding shares that were placed in escrow from the calculation of the weighted average number of common shares outstanding. It was determined that since April Escrow Shares and September Escrow Shares are neither contingently cancellable nor contingently returnable to the Company, the shares should have been included in the denominator in computing the Company’s basic and diluted net income per share.

In connection with the April Offering and September Offering in 2008 (see Note8), the Company issued the “April Warrants” and “September Warrants” to certain investors and Roth Capital Partners, LLC (“Roth”). According to the terms of these warrants, the Company could be required to pay cash to the warrant holders under certain events that are not within the control of the Company.  Specifically, upon the occurrence of certain “fundamental transactions” as defined, the warrant holders (but not the shareholders of the Company’s common stock) are entitled to receive cash equal to the value of the warrants to be determined based on an option pricing model and certain specified assumptions set forth in the warrant agreement.  In accordance with Emerging Issues Task Force Issue (EITF) No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, such potential cash payments that are not within the Company’s control would preclude equity classification and therefore the warrants should have been classified as a liability and adjusted to fair value through earnings at each reporting dates starting from the issuance date.  In addition, the terms of the warrants include a “down-round” provision under which the exercise price could be affected by future equity offerings undertaken by the Company.  Upon the adoption of EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, effective January 1, 2009, these warrants are no longer considered to be indexed to the Company’s own stock and should be classified as a liability.

As of December 31, 2008, a liability of $2,107,931 representing the fair value of the April Warrants and the September Warrants should have been recorded and the retained earnings should have been increased by $2,118,797 representing the net decrease in fair value of these warrants through December 31, 2008 from their respective dates of issuance. For the three months ended March 31, 2009, the aggregate fair value of the April Warrants and September Warrants decreased by $108,862 and $99,149, respectively. These fair value adjustments should have been recorded through earnings for the respective periods.

The restatement adjustments, as summarized below, had no impact on the Company’s previously reported income tax amounts because the changes in fair value of the warrants issued to the investors are not expected to result in future income tax consequences.

The following table presents the effect of correcting this error on the consolidated financial statements for the three months ended March 31, 2009 and the year ended December 31, 2008.

CONSOLIDATED BALANCE SHEETS
	March 31, 2009
	As Previously Reported	As Restated
Derivative liabilities – Fair value of warrants	—	1,899,920
Total Current Liabilities	3,180,897	5,080,817
Additional paid-in capital-Common stock	13,976,900	13,633,604
Additional paid-in capital-Warrant	3,883,432	—
Retained earnings	12,801,489	15,128,297
Total Stockholders' Equity	32,556,907	30,656,987
Total Equity	33,777,817	31,877,897

CONSOLIDATED BALANCE SHEET
	December 31, 2008
	As Previously Reported	As Restated
Derivative liabilities – Fair value of warrants	—	2,107,931
Total current liabilities	3,661,563	5,769,493
Additional paid-in capital- Common stock	13,976,900	13,633,604
Additional paid-in capital- Warrants	3,883,432	—
Retained earnings	9,984,085	12,102,882
Total Stockholders' Equity	29,410,189	27,300,603
Total Equity	30,612,577	28,504,647

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended March 31, 2009
	As Previously Reported	As Restated
Change in fair value of derivative liabilities	—	(208,011)

TOTAL OTHER EXPENSES (INCOME)	6,399	(201,612)

INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	3,272,742	3,480,753

NET INCOME	3,117,295	3,325,306

NET INCOME ATTRIBUTABLE TO YONGYE BIOTECHNOLOGY INTERNATIONAL, INC.	3,098,773	3,306,784

COMPREHENSIVE INCOME	3,146,718	3,354,729

Net income per share-Basic and diluted	0.14	0.12

Weighted average shares used in computation- basic and diluted	22,760,258	26,760,258

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2009
	As Previously Reported	As Restated
NET INCOME	3,098,773	3,306,784

Change in fair value of derivative liabilities	—	(208,011)

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

The accompanying unaudited consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated interim financial statements include all adjustments considered necessary to ensure the financial statements are not misleading. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results for the full fiscal year ending December 31, 2009. The unaudited consolidated interim financial statements should be read in conjunction with the Company's audited and consolidated financial statements and notes thereto for the year ended December 31, 2008 that are included in the Company’s 2008 annual report on 10-K/A filed with the Securities and Exchange Commission on October 19, 2009.

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

The payment term offered to our major customers is typically 90 days, while we ask our other customers to pay either up front or upon receipt. We based the CJV’s Accounts Receivable and Bad Debt Reserve policy on the historical experience of the Predecessor company’s sale and collection rates for the same products.

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

If the product has expired or the package is broken at the time of receipt, the distributor has the right to exchange it for a new product with intact package; and distributors do not have the right to return unused, intact product to us after it has been delivered.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurement” (FAS 157). While this statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures. FAS157 is effective for the Company beginning in fiscal 2008, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis, and is effective beginning in fiscal 2009, for fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The impact of the adoption of FAS 157 on the Company’s financial statement is included in Note 8 to consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”), which required enhanced disclosures about an entity’s derivative and hedging activities and was intended to improve the transparency of financial reporting.  SFAS No. 161 applies to all derivative instruments, including bifurcated derivative instruments and related hedging items accounted for under SFAS No. 133 and its related interpretations.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of:  (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The provisions of this standard do not require disclosures for earlier periods presented for comparative purposes at initial adoption.  SFAS No. 161 was effective for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted this new standard effective January 1, 2009.  The required disclosures are included in note 8 to consolidated financial statements.

NOTE 3-ACCOUNTS RECEIVABLE

Net accounts receivable at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008

Account receivable	$6,360,356	$3,053,380
Less: allowance for doubtful accounts	(232,010)	(305,338)
Total	$6,128,346	$2,748,042

	Three months ended March 31, 2009
	Balance at beginning of period	Additions	Reversal	Balance at end of period

Allowance for doubtful accounts	305,338	—	$(73,328)	$232,010

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

NOTE 7 - LONG-TERM LOANS

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

NOTE 8 - CAPITAL STOCK

Concurrent with the “Share Exchange”, the Company entered into a securities purchase agreement on April 17, 2008 with certain investors (the “April Investors”) for the sale in a private placement of an aggregate of 6,495,619 shares of the Company’s common stock, par value $0.001 per share (the “April Investor Shares”) for aggregate gross proceeds equal to $10,000,651 (the “ April Offering ”).

On September 5, 2008, the Company entered into a securities purchase agreement, with certain investors (the “September Investors”), for the sale in a private placement of an aggregate of 6,073,006 shares of the Company’s common stock, par value $0.001 per share (the “September Investor Shares”) for aggregate gross proceeds equal to approximately $9,350,000 (the “September Offering”).

Warrants

Concurrent with the “April Investor Shares”, the Company issued 1,623,905 warrants to purchase 1,623,905 shares of the Company’s common stock (the “April Warrants”) to the “April Investors”. The warrants issued have a 5 years exercise period with an initial exercise price of $1.848. In addition, 649,562 warrants were issued to Roth Capital Partners, LLC (“Roth”) as the placement agent with terms and exercise price identical to the warrants issued to the April Investors.

Concurrent with the “September Investor Shares”, the Company issued 1,518,253 warrants to purchase 1,518,253 shares of the Company’s common stock (the “September Warrants”) to the “September Investors”. The warrants issued have a 5 years exercise period with an initial exercise price of $1.848. In addition, 607,301 warrants were issued to Roth as the placement agent with terms and exercise price identical to the warrants issued to the September Investors.

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

In accordance with the warrant agreements, if the Company, at any time the warrants are outstanding, issues any common stock or common stock equivalents, as defined, at an effective price less than the then warrant exercise price, the exercise price of the warrants will be reduced to the effective price of the newly issued common stock or common stock equivalents.

At March 31, 2009, there are 3,142,158 warrants outstanding with a weighted average exercise price of $1.848.  Of this total, 1,623,905 expire in April 2013, and 1,518,253 expire in September 2013.

As of March 31, 2009 the fair value of all of our outstanding derivative liability warrants was $1,899,920. The change in their fair values during the three months ended March 31, 2009 of $208,011 in fair value is reported as a non-cash gain in our consolidated statement of income and comprehensive income.

In January 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 states that a fair value measurement should be based on the assumptions that market participants would use in pricing the asset or liability and establishes a fair value hierarchy that ranks the inputs used to measure fair value by their reliability. The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities that a company has the ability to access at the measurement date.
Level 2—inputs other than quoted prices included within Level 1 that are observable for similar assets or liabilities, either directly or indirectly.

Level 3—unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The estimated fair values of the Company’s Investor Warrants and Roth Warrants were determined at March 31, 2009 and December 31, 2008 using Binominal Option Pricing Model with Level 2 inputs.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value as of March 31, 2009 and December 31, 2008.

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Financial	Significant Other	Significant
	Total	Assets and Liabilities	Observable Inputs	Unobservable Inputs
March 31, 2009		Level 1	Level 2	Level 3

Liabilities at fair value:
Derivative liabilities—warrants	1,899,920	—	1,899,920	—

Net Liabilities	$1,899,920	$—	$1,899,920	$—

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Financial	Significant Other	Significant
	Total	Assets and Liabilities	Observable Inputs	Unobservable Inputs
December 31, 2008		Level 1	Level 2	Level 3

Liabilities at fair value:
Derivative liabilities—warrants	2,107,931	—	2,107,931	—

Net Liabilities	$2,107,931	$—	$2,107,931	$—

The fair values of the warrants granted are as follows:
Fair value of Warrant per share (USD) at:	2008 April Warrants	2008 September Warrants

April 17, 2008	$1.07	$	N/A
September 5, 2008	N/A		2.08
December 31, 2008	0.66		0.68
March 31, 2009	$0.59		$0.62

The fair values of the warrants as of March 31, 2009 were determined based on the Binominal option pricing model, using the following assumptions:

	April Offering	September Offering

Expected volatility	62.0%	61.0%
Expected dividends yield	0%	0%
Expected time to maturity	4.05 years	4.44 years
Risk-free interest rate per annum	1.474%	1.474%
Fair value of underlying Common Shares (per share)	1.50	1.50
Exercise multiple	2.4	2.4

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

NOTE 12 - INCOME TAXES

A reconciliation between taxes computed at the United States statutory rate of 34% and the Company’s and Yongye Nongfeng’s effective tax rates is as follows:
	Yongye	Yongye
	International, Inc. and Subsidiaries	Nongfeng
	Three months ended March 31, 2009	Three months ended March 31, 2008

Income before income taxes	$3,480,753	$1,493,708
Income tax on pretax income at statutory rate	1,183,456	507,861
Effect of different tax rates of subsidiary operating in other jurisdictions	(1,028,009)	(134,434)
Income tax at effective rate	$155,447	$373,427

NOTE 13 - LEASE COMMITMENTS

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

NOTE 14 - RELATED PARTY TRANSACTIONS AND BALANCES

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

NOTE 15-NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share for the periods indicated:

	Yongye International, Inc.
	and Subsidiaries
	(f/k/a Yongye Biotechnology International, Inc.)	Yongye Nongfeng
	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
	(Restated - Note 1(C))

Numerator used in basic net income per share:
Net income	$3,306,784	$1,120,281

Shares (denominator):
Weighted average ordinary shares outstanding	26,760,258	11,444,755
Plus: weighted average incremental shares from assumed exercise of warrants	—	—
Weighted average ordinary shares outstanding used in computing diluted net income per ordinary share	26,760,258	11,444,755

Net income per ordinary share-basic	$0.12	$0.10
Net income per ordinary share-diluted	$0.12	$0.10

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

Yongye International, Inc. and Subsidiaries			Yongye
(f/k/a Yongye Biotechnology International, Inc.)			Nongfeng
Three months ended March 31, 2009			Three months ended March 31, 2008
Largest Customers	Amount of Sales	% Total Sales	Largest Customers	Amount of Sales	%Total Sales
Customer A	$4,852,042	39%	Customer A	$5,194,640	55%
Customer B	$2,220,083	18%	Customer E	$2,720,548	29%
Customer C	$1,739,657	14%	Customer C	$1,007,885	10%
Customer D	$1,290,789	10%	Customer F	$379,941	4%
Customer E	$1,076,886	9%	Customer D	$128,939	1%
Total	$11,179,457	90%	Total	$9,431,953	99%

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

NOTE 17 - RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 2008 balances in order to conform to the current period’s presentation.

Item 2. Management’s Discussion and Analysis of Operations and Financial Conditions.

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Yongye International, Inc. (f/k/a Yongye Biotechnology International, Inc.) is referred to herein as “we” or “our.” The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “ will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Restatement of Financial Statements

Due to the complexities of placing the April 2008 Escrow Shares and September 2008 Escrow Shares into escrow and subsequently accounting for the performance measures and potential transfer of such shares, the Company believed and accounted for such shares as contingently issuable shares for purposes of calculating earnings per share and excluded such outstanding escrowed shares from the calculation of the weighted average number of common shares outstanding.  However, after further examination, it was determined that since the April 2008 Escrow Shares and September 2008 Escrow Shares are neither contingently cancellable nor contingently returnable to the Company, the shares should have been included in the denominator in computing the Company’s basic and diluted net income per share. The correcting adjustments had no impact on the Company’s previously issued consolidated balance sheet as of March 31, 2008 and consolidated statement of cash flows for the three months then ended.

Subsequent to the preparation of the Company’s interim consolidated financial statements as of and for the three months ended March 31, 2009, management identified an error in the Company’s basic and diluted net income per share presented in its previously issued consolidated financial statements. The Company has incorrectly accounted for the April Escrow Shares and September Escrow Shares (See Financial Statements Note 8) as contingently issuable shares for purposes of calculating earnings per share and excluded such outstanding shares that were placed in escrow from the calculation of the weighted average number of common shares outstanding. It was determined that since April Escrow Shares and September Escrow Shares are neither contingently cancellable nor contingently returnable to the Company, the shares should have been included in the denominator in computing the Company’s basic and diluted net income per share.

In connection with the April Offering and September Offering in 2008, the Company issued the “April Warrants” and “September Warrants” to certain investors and Roth Capital Partners, LLC (“Roth”) (See Financial Statements Note 8). According to the terms of these warrants, the Company could be required to pay cash to the warrant holders under certain events that are not within the control of the Company.  Specifically, upon the occurrence of certain “fundamental transactions” as defined, the warrant holders (but not the shareholders of the Company’s common stock) are entitled to receive cash equal to the value of the warrants to be determined based on an option pricing model and certain specified assumptions set forth in the warrant agreement.  In accordance with EITF No. 00-19 , such potential cash payments that are not within the Company’s control would preclude equity classification and therefore the warrants should have been classified as a liability and adjusted to fair value through earnings at each reporting dates starting from the issuance date.  In addition, the terms of the warrants include a “down-round” provision under which the exercise price could be affected by future equity offerings undertaken by the Company.  Upon the adoption of EITF Issue No. 07-5, effective January 1, 2009, these warrants are no longer considered to be indexed to the Company’s own stock and should be classified as a liability.

As of December 31, 2008, a liability of $2,107,931 representing the fair value of the April Warrants and the September Warrants should have been recorded and the retained earnings should have been increased by $2,118,797 representing the net decrease in fair value of these warrants through December 31, 2008 from their respective dates of issuance. For the three months ended March 31, 2009, the aggregate fair value of the April Warrants and September Warrants decreased by $108,862 and $99,149, respectively. These fair value adjustments should have been recorded through earnings for the respective periods. Refer to Note 1(C) to the accompanying consolidated financial statements for details.

Company Overview

We are engaged in the research, development and distribution of fulvic acid based liquid and powder nutrient compounds used in the agriculture industry. Our headquarters is in Beijing, China and additional administrative offices and our manufacturing unit are located in Hohhot, Inner Mongolia, China. Currently, we sell two lines of products, both based on our fulvic acid compound base: a plant nutrition liquid compound and animal nutrition powder which is a food additive. Our products start with our proprietary fulvic acid base which is extracted from humic acid, and to which we add other natural substances to customize the base for use in our plant and animal product lines. Based on our internal data and research, we believe our proprietary technology for fulvic acid extraction creates some of the purest and most effective fulvic acid base on the market in China today. We have found that our fulvic acid has a very light weight molecular composition, which we believe improves the overall permeability of cell walls and allows more complete transport of nutrients across plant membranes, effectively strengthening the overall health of plants. We believe our proprietary process for extracting fulvic acid from humic acid and our patented process for mixing our plant nutrient and patent pending process for mixing our animal nutrient are key differentiators in the market and may help us provide a high quality product that we can control from procurement of raw materials to final production, which we also believe may help our products to provide reliable and predictable results from season to season.

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

Overview of First Quarter

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

According to World Bank statistics, well over 45% of the nation’s total workforce at the end of 2008 was comprised of low-income, rural farmers. According to the NESDP (2006-2010), raising the level of rural income is a top economic and social goal for the country. Many government initiatives, including removal of certain agricultural and local product taxes, have been implemented to spur rural income development. The government expects annual rural income to grow between 5% and 10% through 2010 (according to a study issued by the Chinese Academy of Sciences, in April 2009). Additionally, according to the National Population and Family Planning Commission, China’s population will reach 1.5 billion by 2030. Therefore, the country has the challenge of producing approximately 100 million more tons of crops needed to feed the additional 200 million people, which has put pressure on the agricultural system to increase production capacity.

 Supply of Finished Goods

 Currently, we purchase our finished goods from our main supplier, Inner Mongolia Yongye, and then sell them through our distribution system. In order to generate greater profit margins, we set out to control our cost of goods sold and have put into place a fixed rate contract with our main supplier and this will extend over the next five years. Each quarter we will go through a review process with our supplier to adjust the fixed rate for the next quarter. We did not receive any rate increases in 2008, or to date in 2009.

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

New Land Reform Policy

Farmland in China is owned by the local government, but given to local farmers under 30 year use contracts. With the allure of higher incomes and better living conditions in the city, farmers have abandoned the land and no others farmers have stepped in to bring it back into production. This has created a shortage of productive agricultural land. The government has acknowledged this issue and recently enacted a new land use reform policy which liberalizes the exchange of land among the nation’s farmers. This creates a new model for China’s 730 million farmers with the idea being to create more stable farmland by shifting the country away from the single household farm plot model to the amalgamation of larger-scale operations which should be more productive due to technology and economies of scale. Farmers will be able to transfer their land-use rights to others through a new market system for rural land-use rights. This will ensure national food security through increasing the supply of agricultural products

RESULTS OF OPERATIONS

Financial Highlights

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Yongye International, Inc.
	and Subsidiaries
	(f/k/a Yongye Biotechnology International, Inc.)	Yongye Nongfeng
	For the Three Months Ended	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)

	(Restated – Financial Statements Note 1(C))
SALES	$12,435,775	$9,528,055

COST OF SALES	5,902,607	4,484,261

GROSS PROFIT	6,533,168	5,043,794

SELLING EXPENSES	2,620,298	3,192,797

RESEARCH & DEVELOPMENT EXPENSES	288,572	—

GENERAL AND ADMINISTRATIVE EXPENSES	345,157	357,192

INCOME FROM OPERATIONS	3,279,141	1,493,805

OTHER EXPENSES (INCOME)
Interest expenses	5,958	—
Other expenses	441	97
Change in fair value of derivative liabilities	(208,011)	—
TOTAL OTHER EXPENSES	(201,612)	97

INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	3,480,753	1,493,708

PROVISION FOR INCOME TAXES	155,447	373,427

NET INCOME	3,325,306	1,120,281

LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTERST	18,522	—

NET INCOME ATTRIBUTABLE TO YONGYE BIOTECHNOLOGY INTERNATIONAL, INC.	3,306,784	1,120,281

OTHER COMPREHENSIVE INCOME
Foreign Currency Translation Adjustment	47,945	30,531

COMPREHENSIVE INCOME	$3,354,729	$1,150,812

Net income per share:
Basic	$0.12	$0.10
Diluted	$0.12	$0.10
Weighted average shares used in computation:
Basic	26,760,258	11,444,755
Diluted	26,760,258	11,444,755

THREE MONTHS ENDED MARCH 31, 2009 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2008

Our business for the three months ended March 31, 2009 remained on track with our estimates due to the growth in revenue of 31% and the overall growth of net income of 195% over the same period in 2008. This demonstrates that while the first quarter is one of our slower quarters due to seasonality, we were still able to increase sales to meet our overall growth plans. This is due largely to the Company selling over 97,465 units of its plant nutrient product in the quarter ended March 31, 2009, which was a 26% increase over the 75,596 units sold in the corresponding period in 2008. This increase in units sold was due primarily to expansion of the distribution network, and a strong performance by the distributors who develop and maintain the independently owned, branded store network which sells our plant products.

The approximate 2,000 retail stores selling Shengmingsu products have been assembled into a network of stores through the work of our distributors. These stores have typically been in existence for many years and sell many other agriculture products including competitive products and we do not receive payment from the owner and they do not pay Yongye Nongfeng any fees or distribute any profits to us. Each distributor works to source successful, independently owned agricultural product stores to bring them into their segment of the branded store network. Our distributors work with the store owner to feature Yongye products in a prominent fashion and will also display brochures and advertisements for our products. Some stores will feature a computer which runs our current infomercials. Before the store is brought into the Branded Store network, it may be selling Yongye products as a “non-branded” store as arranged with our distributors. To become a “branded store” the distributor may require the store to go through a trials process to ensure the store reaches certain performance standards set by the distributor and the distributor will alone determine whether or not the store is considered a branded store. While we work with all of our distributors to standardize this model so that a minimum level of similarity is replicated across all the branded stores, it is implemented by the distributor.

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

Change in fair value of derivative liabilities

The Company has accounted for warrants issued to investors in April Offering and September Offering in year 2008 as liabilities measured at fair value. The change in their fair value during the three months ended March 31, 2009 was recorded in Consolidated Statement of Operation as a gain of $208,011.

Income Tax

The Company did not carry on any business and did not maintain any branch office in the United States during the three months ended March 31, 2009 and 2008. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

The Company’s Cooperative Joint Venture subsidiary, Yongye Nongfeng Biotechnology Co. (“Yongye Nongfeng”), is subject to PRC Enterprise Income Tax at a rate of 25% of net income from its foundation on January 4, 2008 to March 31, 2008, and 1.25% of gross revenue since April 1, 2008.  The difference in tax rates occurred because, while the CJV was entitled to the “Check and Ratify” taxation method rate, and did apply for it, the CJV did not receive approval for such rate until the second quarter of 2008. Under the PRC taxation system, the enterprise income taxation is conducted on a quarter by quarter basis and, therefore, we were subject to the rate of 25% of net income for the full first quarter of 2008 and computed the tax at 1.25% of gross revenue for the remaining three quarters of 2008 and this first quarter of 2009. Subsequent to initial filing of our Form 10-Q for the quarter ended March 31, 2009, the PRC tax authorities notified us that the “Check and Ratify” taxation method is no longer valid for the CJV and it is now subject to 25% of net income before tax from January 1, 2009.

For the three months ended March 31, 2009, the Company’s income tax expense was $ 155,447 and income tax payable as of March 31, 2009 was $352,644 compared to $373,427 and $381,255 for the same period in 2008.

Net income

Net income for the period ended March 31, 2009 increased by $2,186,503 to $3,306,784 from $1,120,281 in the same period ended March 31, 2008, which was a 195% increase. However, this also represented an increase in net margin of 15% in the period ended March 31, 2009 to 27% compared to 12% in the same period ended 2008. This is due to a more normal operating cycle of expenses as mentioned above.

Basic and diluted earnings per share (EPS) for the three months ended March 31, 2009, were $0.12 and $0.12, respectively, compared to $0.10 and $0.10, in the same period last year. The weighted average shares outstanding used to calculate basic and diluted EPS for the comparative periods were 26,8 million and 26.8 million and 11.4 million and 11.4 million, respectively.

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

Liquidity and Capital Resources

Inner Mongolia Yongye has historically financed its operations and capital expenditures principally through shareholder loans, bank loans, and cash provided by operations. As a newly formed Cooperative Joint Venture, Yongye Nongfeng, has used the net proceeds of both the April and September Offerings of approximately $20 million to finance the purchase of raw materials and finished inventory from Inner Mongolia Yongye, capital equipment and an expansion of our facilities and production, build out of our distribution network through advertising and marketing programs and their associated expenses, and increasing the number of our branded stores that distributors will do once they have more product available and more advertising coverage. We believe customers will increase, product will be pulled through the channels and distributors will penetrate the market with more branded stores to accommodate and spur sales growth.

As is customary in the industry, we provide payment terms to most of our distributors which typically exceed the terms that we ourselves receive from our finished goods suppliers.  We typically provide 90 day terms to our provincial level customers and ask for all others to make cash payments up front or upon delivery.  Therefore, the Company’s liquidity needs have generally consisted of working capital necessary to finance receivables and raw material inventory. We believe that over the next 12 months our existing cash, cash equivalents and cash flows from operations will be sufficient to meet our anticipated future cash needs. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We will determine how to meet these specific cash flow needs as they arise. Therefore, there can be no assurance that such additional investment will be available to us, or if available, that it will be available on terms acceptable to us. Cash and Cash Equivalents balance amounted to $1,424,268 and $157,579 as of March 31, 2009 and March 31, 2008 respectively.

Financial Cash Flow Highlights Three Months Ended

	Yongye	Yongye
	International, Inc.	Nongfeng	Increase /
	March 31, 2009	March 31, 2008	(decrease)
Net cash (used in)/provided by operating activities	$(1,671,107)	$194,640	(959)%
Net cash used in investing activities	$(1,446,782)	$(213,919)	576%
Net cash provided by financing activities	$59,664	$150,000	(60)%
Effect of exchange rate change on cash and cash equivalents	$5,016	$26,858	(81)%
Net (Decrease)/increase in cash and cash equivalents	$(3,053,209)	$157,579	(2,038)%
Cash and cash equivalents at beginning of period	$4,477,477	$—	N/A
Cash and cash equivalents at end of period	$1,424,268	$157,579	804%

In summary, our cash flows were:

Net cash used in operating activities decreased in the period ended March 31, 2009 by $1,865,747 to $1,671,107 from net cash provided by operating activities of $194,640 for the period ended March 31, 2008, which represented a 959% decrease over the prior period.

Although our sales in the first quarter of 2009 increased $2,907,720 compared to the first quarter of 2008, the cash used in accounts receivables decrease $3,897, 395 which was mainly because as we has build up our brand name among farmers, we do not provide such long credit terms to the new distributors but require them to pay most of the amounts in advance. This change in credit policy caused us to receive large advances from customers $1,869,400 at December 31, 2008. As the customers used these advance payments to purchase our products in the current quarter, the cash provided by advance from customer decreased $1,789,533 compared to the three months ended March, 31, 2008.

When compared to the first quarter of 2008, we experienced increased sales and a higher turnover rate which caused the cash used for inventories to decrease by $3,089,386. On the other side, to insure the manufacturing quantity and goods supply from our only supplier, we made quicker payments to our supplier, which caused the cased provided by accounts payable decreased 6,924,404. Cash provided by accrued expenses of 2,320,525 was mainly due to significant going-listed expenses during the first quarter of 2008, which did not occurred in 2009. This was off-set by an increase in net income of $2,203,917 or an increase of 195% over the prior period ended March 31, 2008. Additionally, as mentioned above, payments to offset accounts receivable outstanding would have increased substantially more by the end of March 31, 2009, however, a payment of $2,191,189 was remitted by one customer on March 30, 2009, but due to an elongated cross bank transfer process, the Company didn’t receive the payment until April 1, 2009.

Net cash used in investing activity increased by $1,232,863 in the period ended March 31, 2009 compared to the same period ended in 2008 which is due to our acquisition of machinery and equipment and vehicles from Inner Mongolia Yongye and third parties.

Net cash provided by financing activities decreased by $90,336 to $59,664 in the period ended March 31, 2009 compared to the same period ended in 2008. This was because during the three months ended March 31, 2008, Yongye Nongfeng’s shareholder ASO invested $150,000 into Yongye Nongfeng, while during the three months ended March 31, 2009, we only financed $89,534 from the bank loans which was off-set by the $29,870 repayment to the bank loan during the period.

The Financial Crisis

While in many ways imperceptible to the general populace in China, the global credit crisis has indeed impacted China over the past six to nine months. The consumer goods and logistics industries have been the hardest hit with increased prices and decreased demand which has resulted in factory closings primarily in the south. However, some have said this is a blessing in disguise as China aims to modify its economic structure after three decades of breakneck growth (Reuters, February 5, 2009). This is because, China will find it impossible to avoid the global downturn due to its reliance on international trade and this will indicate to China that this reliance is not healthy and it needs to change these unhealthy trade patterns. (Xinhua, October 13, 2008). China’s economy has maintained an average annual growth of about 10 percent for 30 years since the reform and opening-up policy was adopted, compared with a mere 3.3 percent for the world economy. For the last five years, it expanded 10.6 percent each year on average.

Financial position at quarter ended March 31, 2009 (unaudited) and the year ended December 31, 2008:

	March 31, 2009 Unaudited	December 31, 2008	Increase/(decrease)
	(Restated- Financial Statement Note 1(C))	(Restated- Financial Statement Note 1(C))
Cash	$1,424,268	$4,477,477	(68)%
Accounts Receivable, net	$6,128,346	$2,748,042	123%
PP&E, net	$6,717,213	$5,368,074	25%
Total assets	$37,250,212	$34,504,261	8%
Long term debt	$291,498	$230,121	27%
Total stockholders’ equity	$30,656,987	$27,300,603	12%

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

Additionally, shareholders’ equity increased by $3,356,384 to $30,656,987 at the end of March 31, 2009, which was an overall 12% increase compared to $27,300,603 at December 31, 2008 and was due primarily to an increase in retained earnings of $3,025,415 or 25% in March 31, 2009 over the period ending December 31, 2008.

Accounts receivable Days Sales Outstanding (“DSO”) is defined as average accounts receivable for the period divided by net sales per day and decreased 2 days to 32 days for the period ended March 31, 2009 from 34 days in the same period ended 2008, which is due to our increased efforts to collect accounts receivable and gain more advanced payments from distributors. Days Sales in Inventory (“DIO”) is defined as average inventory in the period divided by the cost of sales per day and increased to 341 days in the period ended March 31, 2009 from 91 days in the same period ended 2008 due to our build up of inventory to prepare for the major selling season starting in the second quarter.

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