Form 10-Q/A
period 2009-06-30
Yongye International, Inc.
filed 2009-10-20
CIK 1398551

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

EXPLANATORY NOTE

We are filing this Quarterly Report on Form 10-Q/A (the “Amendment”) to amend Part I, Item 1, Financial Statements and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the original Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (“SEC”). This Amendment has been filed to correct an error in the manner in which we calculated the number of shares outstanding in determining earnings per share, and another error in which we should have reclassified warrants issued as a derivative liability, and the financial statements contained herein are being restated accordingly. Also, in connection with the review of Amendment No. 2 to the Company’s Registration Statement on Form S-3, this filing contains revisions to our Quarterly Report on Form 10-Q initially filed with the Securities and Exchange Commission (the “Commission”) on August 18, 2009 in response to the Commission’s comment letter dated September 1, 2009.

Item 1- Financial Statements

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Restated - Note 1(C))	(Restated - Note 1(C))

CURRENT ASSETS
Cash	$4,860,814	$4,477,477
Accounts receivable, net - third parties	36,562,325	2,748,042
Accounts receivable, net - related party	29,219	-
Inventories	26,760,401	20,708,193
Advance payments	188,808	44,051
Due from a related party	193,046	192,741
Prepaid expenses	129,590	189,478
Other receivables	418,335	680,752
Total Current Assets	69,142,538	29,040,734

PROPERTY AND EQUIPMENT, NET	7,091,521	5,368,074

INTANGIBLE ASSETS, NET	90,274	95,453

TOTAL ASSETS	$76,324,333	$34,504,261

CURRENT LIABILITIES
Long-term loans - current portion	$183,723	$167,652
Accounts payable - related party	11,414,741	46,739
Accounts payable - third parties	41,158	-
Income tax payable	4,771,415	219,366
Advance from customers	171,847	1,869,400
Accrued expenses	5,324,376	583,880
Other payables	869,387	774,526
Derivative liabilities – fair value of warrants	7,411,982	2,107,931
Total Current Liabilities	30,188,629	5,769,494

LONG-TERM LOANS	273,615	230,121

EQUITY
Common stock: par value $.001; 75,000,000 shares authorized; 32,594,341 shares issued and outstanding at June 30, 2009 and 26,760,258 shares issued and outstanding December 31, 2008	32,594	26,760
Additional paid-in capital - Common stock	21,540,805	13,633,604
Retained earnings	22,661,751	13,310,794
Accumulated other comprehensive income	340,577	329,445
Total Equity of the Company’s Shareholders	44,575,727	27,300,603
Noncontrolling interest	1,286,362	1,204,043
Total Equity	45,862,089	28,504,646

TOTAL LIABILITIES AND EQUITY	$76,324,333	$34,504,261

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009 (Restated - Note 1(C))	June 30, 2008 (Restated - Note 1(C))	June 30, 2009 (Restated - Note 1(C))	June 30, 2008 (Restated - Note 1(C))

SALES
External customers	$46,271,544	$17,598,671	$56,487,236	$26,986,639
Related party	-	-	2,220,083	-

TOTAL SALES	46,271,544	17,598,671	58,707,319	26,986,639

COST OF SALES	21,936,877	7,996,521	27,839,484	12,419,020

GROSS PROFIT	24,334,667	9,602,150	30,867,835	14,567,619

SELLING EXPENSES	6,450,694	777,012	9,070,992	3,997,477

RESEARCH & DEVELOPMENT EXPENSES	1,124,445	-	1,413,017	-

GENERAL AND ADMINISTRATIVE EXPENSES	785,565	454,697	1,130,722	812,125

INCOME FROM OPERATIONS	15,973,963	8,370,441	19,253,104	9,758,017

OTHER EXPENSES/(INCOME)
Interest Expense/(Income), net	10,500	(789)	16,458	(778)
Other Expenses /(Income), net	(13,178)	387,198	(12,737)	386,840
Increase in fair value of derivative liabilities	5,276,958	2,154,323	5,068,947	2,154,323

TOTAL OTHER EXPENSES, NET	5,274,280	2,540,732	5,072,668	2,540,385

INCOME BEFORE PROVISION FOR INCOME TAXES	10,699,683	5,829,709	14,180,436	7,217,632

PROVISION FOR INCOME TAXES	4,591,776	219,983	4,747,223	594,765

NET INCOME	6,107,907	5,609,726	9,433,213	6,622,867

LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	63,734	603,194	82,256	1,035,005

NET INCOME ATTRIBUTABLE TO YONGYE INTERNATIONAL, INC.	6,044,173	5,006,532	9,350,957	5,587,862

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign Currency Translation Adjustment	(36,750)	277,101	11,195	414,771

COMPREHENSIVE INCOME	6,071,157	5,886,827	9,444,408	7,037,638

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	63,528	604,580	82,319	1,037,079

COMPREHENSIVE INCOME ATTRIBUTABLE TO YONGYE INTERNATIONAL, INC.	$6,007,629	$5,282,247	$9,362,089	$6,000,559

Net income per share:
Basic	$0.20	$0.27	$0.33	$0.37
Diluted	$0.20	$0.27	$0.33	$0.37
Weighted average shares used in computation:
Basic	30,222,243	18,496,093	28,500,814	14,970,434
Diluted	30,222,243	18,496,093	28,500,814	14,970,434

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (RESTATED – NOTE 1(C))

		Yongye International, Inc. Shareholders
		Common Stock							Comprehensive Income
		Number of Shares	Amount	Additional Paid-in Capital – Common Stock	Accumulated Other Comprehensiv e Income	Retained Earnings	Noncontr olling Interest	Total	Attribut able to Yongye Internat ional, Inc. Shareho lders	Attribut able to Noncont rolling Interests	Total
	Note		$	$	$	$	$	$	$	$	$

Balance as of December 31, 2008 (Restated)	1(C)	26,760,258	26,760	13,633,604	329,445	13,310,794	1,204,043	28,504,646
Net income (Restated)	1(C)	-	-	-	-	9,350,957	82,256	9,433,213	9,350,957	82,256	9,433,213
Foreign currency exchange translation adjustment, net of nil income taxes		-	-	-	11,132	-	63	11,195	11,132	63	11,195
Comprehensive income (Restated)	1(C)								9,362,089	82,319	9,444,408
Common stock issued for cash May 8, 2009 (Restated)	7	5,834,083	5,834	7,907,201	-	-	-	7,913,035
Balance as of June 30, 2009 (Restated)	1(C)	32,594,341	32,594	21,540,805	340,577	22,661,751	1,286,362	45,862,089

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended	For the Six Months Ended
	June 30, 2009	June 30, 2008
	(Restated - Note 1(C))	(Restated - Note 1(C))
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,433,213	$6,622,867
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	244,805	93,263
Reversal of bad debt provision	(305,338)	-
Increase in fair value of derivative liabilities	5,068,947	2,154,323
Changes in assets and liabilities:
Accounts receivable - third parties	(33,525,463)	(20,613,347)
Accounts receivable - related party	(29,212)	-
Inventories	(6,026,638)	(5,196,266)
Advance payments	-	(65,453)
Due from a related party	33	2,397,465
Prepaid expenses	60,096	-
Other receivables	263,126	(216,795)
Accounts payable- related party	11,376,007	4,889,694
Accounts payable- third parties	41,187	-
Income tax payable	4,562,992	243,007
Advance from customers	(1,699,588)	-
Accrued expenses	4,742,049	1,882,643
Other payables	85,887	203,947

Net Cash Used in Operating Activities	(5,707,897)	(7,604,652)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(2,100,266)	(639,519)
Addition to intangible assets	-	(122,899)
Net Cash Used in Investing Activities	(2,100,266)	(762,418)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	129,593	-
Repayment of bank loans	(70,591)	-
Proceeds from common stock and warrants issued	8,984,595	10,100,651
Payment for common stock issuance costs	(836,456)	(806,159)
Net Cash Provided by Financing Activities	8,207,141	9,294,492
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	(15,641)	414,771
NET INCREASE IN CASH	383,337	1,342,193
CASH– BEGINNING	4,477,477	8,137
CASH - ENDING	$4,860,814	$1,350,330

Supplemental cash flow information:
Cash paid for income taxes	192,357	417,744
Cash paid for interest expense	21,384	-
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

In November 2007, ASO a Hong Kong investment holding company, entered into a Sino-Foreign cooperative joint venture contract (“Contract”) with Inner Mongolia Yongye Biotechnology Co., Ltd. (“Inner Mongolia Yongye”) to form a cooperative joint venture, Yongye Nongfeng, pursuant to which, Inner Mongolia Yongye and ASO is to own 10% and 90% of the equity interests in Yongye Nongfeng, respectively. Inner Mongolia Yongye was formed on September 16, 2003 in the People’s Republic of China (the “PRC”). Mr. Zishen Wu, Chief Executive Officer, President and Chairman of the Company, owns a controlling 91.67% of the equity interest in Inner Mongolia Yongye. Inner Mongolia Yongye’s primary business is the research, manufacturing, and sale of biochemical products for use in plants and animal growth.  Inner Mongolia Yongye is located in the City of Hohhot, Inner Mongolia Autonomous Region PRC.

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

Yongye Nongfeng and Inner Mongolia Yongye also entered into certain lease-exchange arrangements related to land-use rights, buildings and equipment. (See Note 11)

C. Restatement of Financial Statements

In connection with the April Offering and September Offering in 2008 and the May Offering in 2009, the Company issued the “April Warrants”, “September Warrants” and “Roth May Warrants”, respectively, to certain investors and Roth (See Note 7).  According to the terms of these warrants, the Company could be required to pay cash to the warrant holders under certain events that are not within the control of the Company.  Specifically, upon the occurrence of certain “fundamental transactions” as defined, the warrant holders (but not the shareholders of the Company’s common stock) are entitled to receive cash equal to the value of the warrants to be determined based on an option pricing model and certain specified assumptions set forth in the warrant agreement.  In accordance with Emerging Issues Task Force Issue (EITF) No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, such potential cash payments that are not within the Company’s control would preclude equity classification and therefore the warrants should have been classified as a liability and adjusted to fair value through earnings at each reporting date starting from the issuance date.  In addition, the terms of the warrants include a “down-round” provision under which the exercise price could be affected by future equity offerings undertaken by the Company.  Upon the adoption of EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, effective January 1, 2009, these warrants are no longer considered to be indexed to the Company’s own stock and should be classified as a liability.

For the three and six months ended June 30, 2008, the increase in fair value of the April Warrants of $2,154,323 should have been recorded as a charge to earnings. As of December 31, 2008, a liability of $2,107,931 representing the fair value of the April Warrants and the September Warrants should have been recorded and the retained earnings should have been increased by $2,118,797 representing the net decrease in fair value of these warrants through December 31, 2008 from their respective dates of issuance. For the three and six months ended June 30, 2009, the aggregate fair value of the April Warrants and September Warrants increased by $4,999,717 and $4,791,706, respectively, and the fair value of the Roth May Warrants increased by $277,241 since the date of issuance through June 30, 2009.  These fair value adjustments should have been recorded through earnings as appropriate in the respective interim periods.

The restatement adjustments, as summarized below, had no impact on the Company’s previously reported income tax amounts because the changes in fair value of the warrants issued to the investors are not expected to result in future income tax consequences.

The following table presents the effect of correcting this error on the accompanying unaudited consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	June 30, 2009		December 31, 2008
	As Previously Reported	As Restated	As Previously Reported	As Restated
Derivative liabilities	-	7,411,982	-	2,107,931
Total current liabilities	22,776,647	30,188,629	3,661,563	5,769,494
Additional paid-in capital-Common stock	21,799,562	21,540,805	13,976,900	13,633,604
Additional paid-in capital-Warrant	4,203,075	-	3,883,432	-
Retained earnings	25,611,901	22,661,751	11,191,997	13,310,794
Total Stockholders' Equity	51,989,364	44,575,727	29,410,189	27,300,603
Total Equity	53,274,071	45,862,089	30,612,577	28,504,646

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended June 30, 2009		Six months ended June 30, 2009
	As Previously Reported	As Restated	As Previously Reported	As Restated

Increase in fair value of derivative liabilities	-	5,276,958	-	5,068,947

Total other expenses/(income), net	(2,678)	5,274,280	3,721	5,072,668

Income before provision for income taxes	15,976,641	10,699,683	19,249,383	14,180,436

Net income	11,384,865	6,107,907	14,502,160	9,433,213

Net income attributable to Yongye International, Inc.	11,321,131	6,044,173	14,419,904	9,350,957

Comprehensive income	11,348,115	6,071,157	14,513,355	9,444,408

Comprehensive income attributable to Yongye International, Inc.	11,284,587	6,007,629	14,431,036	9,362,089

Net income per ordinary share-basic	$0.37	$0.20	$0.51	$0.33
Net income per ordinary share-diluted	$0.37	$0.20	$0.50	$0.33

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended June 30, 2008		Six months ended June 30, 2008
	As Previously Reported	As Restated	As Previously Reported	As Restated

Increase in fair value of derivative liabilities	-	2,154,323	-	2,154,323

Total other expenses, net	386,409	2,540,732	386,062	2,540,385

Income before provision for income taxes	7,984,032	5,829,709	9,371,955	7,217,632

Net income	7,764,049	5,609,726	8,777,190	6,622,867

Net income attributable to Yongye International, Inc.	7,160,855	5,006,532	7,742,185	5,587,862

Comprehensive income	7,437,956	5,886,827	8,156,956	7,037,638

Net income per ordinary share-basic	$0.39	$0.27	$0.52	$0.37
Net income per ordinary share-diluted	$0.38	$0.27	$0.51	$0.37

Weighted average ordinary shares outstanding used in computing diluted net income per ordinary share	19,084,248	18,496,093	15,089,375	14,970,434

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2009		Six months ended June 30, 2008
	As Previously Reported	As Restated	As Previously Reported	As Restated

Net income	14,502,160	9,433,213	8,777,190	6,622,867
Increase in fair value of derivative liabilities	-	5,068,947	-	2,154,323

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the financial statements of the Company and its subsidiaries. The accompanying unaudited consolidated balance sheet as of June 30, 2009, unaudited consolidated statements of income and comprehensive income for the three months and six months ended June 30, 2009 and unaudited consolidated statements of changes in equity and cash flows for the six months ended June 30, 2009 include Yongye International, Inc. and its directly and indirectly owned subsidiaries, Fullmax, ASO and Yongye Nongfeng. The Company’s unaudited consolidated statements of income and comprehensive income and cash flows for the three months and six months ended June 30, 2008 consist of the financial results of Yongye Nongfeng for such periods and the financial results of Fullmax and ASO from the period April 17, 2008 to June 30, 2008.  For the period from January 1, 2008 to April 17, 2008, the financial results of Fullmax and ASO are not material.

All significant intercompany transactions and balances are eliminated on consolidation.

The accompanying unaudited consolidated financial statements as of June 30, 2009 and for the three months and six months ended June 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X applicable to smaller reporting companies. In the opinion of management, the accompanying unaudited consolidated interim financial statements include all adjustments considered necessary to ensure the financial statements are not misleading. Management has evaluated subsequent events through August 19, 2009, which was the date the interim financial statements as of and for the three months and six months ended June 30, 2009, before the restatement adjustments described in Note 1(C), were originally issued, and also through October 19, 2009, the date of issuance of the accompanying restated interim financial statements.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurement” (SFAS No. 157). While this statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures. SFAS No. 157 is effective for the Company beginning in fiscal 2008, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis, and is effective beginning in fiscal 2009, for fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The disclosure of the Company’s fair value measurement required under SFAS No. 157 is included in Note 7 to consolidated interim financial statements.

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations, and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 . SFAS No. 141(R) and No. 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date.  In April 2009, the FASB issued FSP FAS 141(R)-1,  Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies , which amends and clarifies FAS141(R) to address application issues on initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. Other than the change in presentation of noncontrolling interests, the adoption of FAS 141(R) and FAS 160 has no impact on the Company’s financial statement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”), which required enhanced disclosures about an entity’s derivative and hedging activities and was intended to improve the transparency of financial reporting.  SFAS No. 161 applies to all derivative instruments, including bifurcated derivative instruments and related hedging items accounted for under SFAS No. 133 and its related interpretations.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of:  (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The provisions of this standard do not require disclosures for earlier periods presented for comparative purposes at initial adoption.  SFAS No. 161 was effective for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted this new standard effective January 1, 2009.  See Note 7 to consolidated interim financial statements for disclosure required under SFAS No. 161.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (SFAS No. 165). The statement established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for the Company beginning in this second quarter of fiscal 2009.

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

On September 5, 2008, the Company entered into a securities purchase agreement, with certain investors (the “September Investors ”), for the sale in a private placement of an aggregate of 6,073,006 shares of the Company’s common stock, par value $0.001 per share (the “ September Investor Shares ”) for aggregate gross proceeds equal to approximately $9,350,000 (the “ September Offering ”).

On May 8, 2009, the Company entered into a securities purchase agreement with certain investors (the “May Investors ”), for the sale in a private placement of an aggregate of 5,834,083 shares of the Company common stock, par value $0.001 per share (the“ May Shares ”) for a aggregate gross proceeds equal to $8,984,488 (the “ May Offering ”).

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

Warrants

Concurrent with the “April Investor Shares”, the Company issued 1,623,905 warrants to purchase 1,623,905 shares of the Company’s common stock (the “April Warrants”) to the “April Investors” as an inducement to the April offering. The warrants issued have a 5 years exercise period with an initial exercise price of $1.848. In addition, 649,562 warrants were issued to Roth Capital Partners LLC (“Roth”) as the placement agent with terms and exercise price identical to the warrants issued to the April Investors.

Concurrent with the “September Investor Shares”, the Company issued 1,518,253 warrants to purchase 1,518,253 shares of the Company’s common stock (the “September Warrants”) to the “September Investors” as an inducement to the September offering. The warrants issued have a 5 years exercise period with an initial exercise price of $1.848. In addition, 607,301 warrants were issued to Roth as the placement agent with terms and exercise price identical to the warrants issued to the September Investors.

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

Concurrent with the offering of “May Shares”, the Company issued to Roth as the placement agent, 246,224 warrants (“Roth May Warrants).  The warrants have a 5 years exercise period and an initial exercise price of $1.848.

In accordance with the warrant agreements, if the Company, at any time the warrants are outstanding, issues any common stock or common stock equivalents, as defined, at an effective price less than the then warrant exercise price, the exercise price of warrants will be reduced to the effective price of newly issued common stock or common stock equivalents.  In the “May Offering”, the Company issued new common stock at a price of $1.54 per share and accordingly, the exercise price of the April Warrants and the September Warrants was reduced to $1.54 per share.  The exercise price of Roth May Warrants ($1.848) was not affected but will be subject to potential down-round adjustments in future periods. As of June 30, 2009, there were 3,388,382 warrants outstanding, of which 1,623,905, 1,518,253, 246,224 warrants will expire if unexercised by April 2013, September 2013 and May 2014, respectively.

The Company measures the fair value of the warrants in accordance with SFAS No. 157, which requires that a fair value measurement should be based on the assumptions that market participants would use in pricing the asset or liability and establishes a fair value hierarchy that ranks the inputs used to measure fair value by their reliability. The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

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

The estimated fair values of the Company’s Investor Warrants and Roth Warrants were determined at June 30, 2008, June 30, 2009 and December 31, 2008 using Binominal Option Pricing Model with Level 2 inputs.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were measured on a recurring basis at fair value as of June 30, 2008, June 30, 2009 and December 31, 2008.

		Fair Value Measurements Using:
	Total	Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2009		Level 1	Level 2	Level 3

Liabilities at fair value:
Derivative liabilities—warrants	7,411,982	—	7,411,982	—

		Fair Value Measurements Using:
	Total	Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2008		Level 1	Level 2	Level 3

Liabilities at fair value:
Derivative liabilities—warrants	2,107,931	—	2,107,931	—

		Fair Value Measurements Using:
	Total	Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2008		Level 1	Level 2	Level 3

Liabilities at fair value:
Derivative liabilities—warrants	4,578,517	—	4,578,517	—

As of June 30, 2009 the fair value of the derivative liability related to the outstanding warrants is $7,411,982. The changes in the fair value of the warrants are recorded through earnings and amounted to $5,276,958 and $5,068,947 for the three and six months ended June 30, 2009, respectively.

The fair values of the warrants are summarized as follows:

Fair value of Warrant per share (US$) at:	April Warrants	September Warrants	Roth May Warrants

Date of Issuance	1.07	2.08	0.95
December 31, 2008	0.66	0.68	N/A
March 31, 2009	0.59	0.62	N/A
June 30, 2009	2.19	2.20	2.08

The fair values of the warrants as of June 30, 2009 were determined based on the Binominal option pricing model, using the following key assumptions:

	April Offering	September Offering	May Offering

Expected volatility	63.5%	62.0%	60.0%

Expected dividends yield	0%	0%	0%

Time to maturity	3.8 years	4.19 years	4.86 years

Risk-free interest rate per annum	2.218%	2.218%	2.218%

Fair value of underlying Common Shares (per share)	3.61	3.61	3.61

Exercise multiple	2.4	2.4	2.4

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

In the event that (1) the fertilizer license has not been issued to Yongye Nongfeng by June 30, 2009, or such later date as agreed to by the Company and the September Investors holding a majority of the September Investor Shares at such time (the “ License Grant Date ”), or (2) the fertilizer license has been issued by the License Grant Date, but the Yongye Nongfeng Restructuring is not completed by the Restructuring Completion Date, the Restructuring Make Good Shares shall be transferred in accordance with the September Escrow Agreement to the September Investors on a pro-rata basis for no consideration. The “Restructuring Completion Date” shall be the date that is 132 calendar days after the License Grant Date. The fertilizer license was issued on June 1, 2009 by the Ministry of Agriculture to Yongye Nongfeng in accordance with the deadline, however Yongye Nongfeng Restructuring is required to be completed by the Restructuring Completion Date, if the Restructuring Make Good Shares shall be returned to Full Alliance. The Company is in the process of completing the legal procedures for obtaining the land and building from Inner Mongolia Yongye.

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

Deferred tax asset and allowance

The Company has a deferred tax asset of approximately $97,034 as of June 30, 2009 primarily relating to the loss from the change in fair value of warrants issued to Roth as placement agent available to offset future taxable income.

The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have a sufficient operation in the United Statement of America to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance of $97,034 was established for the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should the Company start operation in the United States of America in future periods with supportable trend, the valuation allowance will be reversed accordingly.

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

NOTE 12 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share for the periods indicated:

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	As restated - Note 1(C)	As restated - Note 1(C)	As restated - Note 1(C)	As restated - Note 1(C)
Numerator used in basic net income per share:
Net income attributable to Yongye International, Inc.	6,044,173	5,006,532	9,350,957	5,587,862

Shares (denominator):
Weighted average ordinary shares outstanding-basic and diluted	30,222,243	18,496,093	28,500,814	14,970,434

Net income per ordinary share-basic and diluted	$0.20	$0.27	$0.33	$0.37

As of June 30, 2009, the Company had 3,388,382 ordinary shares equivalents outstanding that could potentially dilute basic income per share in the future, but which were excluded in the computation of diluted income per share in the periods presented, as their effect would have been anti-dilutive.

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

Restatement of Financial Statements

In connection with the April Offering and September Offering in 2008 and the May Offering in 2009, the Company issued the “April Warrants”, “September Warrants” and “Roth May Warrants”, respectively to certain investors and Roth (See Financial Statements Note 7).  According to the terms of these warrants, the Company could be required to pay cash to the warrant holders under certain events that are not within the control of the Company.  Specifically, upon the occurrence of certain “fundamental transactions” as defined, the warrant holders (but not the shareholders of the Company’s common stock) are entitled to receive cash equal to the value of the warrants to be determined based on an option pricing model and certain specified assumptions set forth in the warrant agreement.  In accordance with EITF No. 00-19, such potential cash payments that are not within the Company’s control would preclude equity classification and therefore the warrants should have been classified as a liability and adjusted to fair value through earnings at each reporting dates starting from the issuance date.  In addition, the terms of the warrants include a “down-round” provision under which the exercise price could be affected by future equity offerings undertaken by the Company.  Upon the adoption of EITF Issue No. 07-5, effective January 1, 2009, these warrants are no longer considered to be indexed to the Company’s own stock and should be classified as a liability.

For the three and six months ended June 30, 2008, the increase in fair value of the April Warrants of $2,154,323 should have recorded as a charge to earnings for the respective periods. As of December 31, 2008, a liability of $2,107,931 representing the fair value of the April Warrants and the September Warrants should have been recorded and the retained earnings should have been increased by $2,118,797 representing the net decrease in fair value of these warrants through December 31, 2008 from their respective dates of issuance. For the three and six months ended June 30, 2009, the aggregate fair value of the April Warrants and September Warrants increased by $4,999,717 and $4,791,706, respectively and the fair value of the Roth May Warrants increased by $277,241 since the date of issuance through June 30, 2009.  These fair value adjustments should have been recorded through earnings as appropriate in the respective interim periods.  Refer to Note 1(C) to the accompanying consolidated financial statements for details.

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

RESULTS OF OPERATIONS

Summary Statement of Income Data

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009 (Restated – Financial Statement Note 1(C))	June 30, 2008 (Restated – Financial Statement Note 1(C))	June 30, 2009 (Restated – Financial Statement Note 1(C))	June 30, 2008 (Restated – Financial Statement Note 1(C))

SALES
External customers	$46,271,544	$17,598,671	$56,487,236	$26,986,639
Related party	-	-	2,220,083	-

TOTAL SALES	46,271,544	17,598,671	58,707,319	26,986,639

COST OF SALES	21,936,877	7,996,521	27,839,484	12,419,020

GROSS PROFIT	24,334,667	9,602,150	30,867,835	14,567,619

SELLING EXPENSES	6,450,694	777,012	9,070,992	3,997,477

RESEARCH & DEVELOPMENT EXPENSES	1,124,445	-	1,413,017	-

GENERAL AND ADMINISTRATIVE EXPENSES	785,565	454,697	1,130,722	812,125

INCOME FROM OPERATIONS	15,973,963	8,370,441	19,253,104	9,758,017

OTHER EXPENSES/(INCOME)
Interest Expense/(Income), net	10,500	(789)	16,458	(778)
Other Expenses /(Income), net	(13,178)	387,198	(12,737)	386,840
Increase in fair value of derivative liabilities	5,276,958	2,154,323	5,068,947	2,154,323

TOTAL OTHER EXPENSES, NET	5,274,280	2,540,732	5,072,668	2,540,385

INCOME BEFORE PROVISION FOR INCOME TAXES	10,699,683	5,829,709	14,180,436	7,217,632

PROVISION FOR INCOME TAXES	4,591,776	219,983	4,747,223	594,765

NET INCOME	6,107,907	5,609,726	9,433,213	6,622,867

LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	63,734	603,194	82,256	1,035,005

NET INCOME ATTRIBUTABLE TO YONGYE INTERNATIONAL, INC.	6,044,173	5,006,532	9,350,957	5,587,862

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign Currency Translation Adjustment	(36,750)	277,101	11,195	414,771

COMPREHENSIVE INCOME	6,071,157	5,886,827	9,444,408	7,037,638

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	63,528	604,580	82,319	1,037,079

COMPREHENSIVE INCOME ATTRIBUTABLE TO YONGYE INTERNATIONAL, INC.	$6,007,629	$5,282,247	$9,362,089	$6,00,559

Net income per share:
Basic	$0.20	$0.27	$0.33	$0.37
Diluted	$0.20	$0.27	$0.33	$0.37
Weighted average shares used in computation:
Basic	30,222,243	18,496,093	28,500,814	14,970,434
Diluted	30,222,243	18,496,093	28,500,814	14,970,434

THREE MONTHS ENDED JUNE 30, 2009 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2008

Our business for the three months ended June 30, 2009 remained on track with our May 8, 2009 increased guidance which resulted from the May Offering. On May 8, 2009, we raised guidance from $66 million to $82 to $84 million, and previously announced net income guidance from $15.8 million to $23 to $24 million. This represented growth in revenue for 2009 to be 70-75% over that of fiscal year 2008 and net income to be a 90-95% increase over that of 2008. Thus far, in the three months of 2009 we have seen an increase of 163% in net sales over the same period in 2008 and an overall growth of net income of 21% over the same period in 2008. The sales in the second quarter of 2009 represents the highest quarterly sales in the company’s history. This demonstrates that our efforts to raise additional financing to purchase finished goods were met with increased orders by our distributors and increased growth in the market overall. This increase in revenue was primarily due to our fast expanding distribution network and the availability of additional working capital raised from the May Offering.

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

Loss on change in fair value of warrants

The Company accounts for the warrants issued in April Offering and September Offering in year 2008 and warrants issued to Roth as placement agent in May Offering in year 2009 as a derivative liability measured at fair value through earnings. The change in fair value during the three months ended June 30, 2009 resulted in a charge to Consolidated Statement of Income of $5,276,958.  The increase in fair value of the warrants was primarily due to the increase in our stock price from $1.50 per share at March 31, 2009 to $3.61 at June 30, 2009.  Such loss for the three months ended June 30, 2008 was $2,154,323.

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

Net income

Net income for the three months ended June 30, 2009 increased by $1,037,641 to $6,044,173 from $5,006,532 in the same period ended June 30, 2008, which was a 21% increase. This also represented an overall decrease in net margin of 15% in the three months ended June 30, 2009 to 13% as compared to 28% in the same period ended 2008. The decrease in our net margin is due to the combining effect of the improvement in our gross profit, but offset by the loss on change in fair value of warrants issued, the increase of our income tax expenses, the addition of R&D into our business scope and the increase in selling expenses, as described above.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2008

Our business for the six months ended June 30, 2009 remained on track with our estimates due to the growth in revenue of 118% and the overall growth of net income of 67% over the same period in 2008. Much of the growth in revenue was seen in the second quarter of 2009 when we had 163% increase in sales compared to same period of 2008. For the period ended March 31, 2009 we had a growth of 31% in revenue. The significant growth in revenue was primarily driven by increasing demand of our product as result of expanding distribution network and higher brand recognition.

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

Loss on change in fair value of warrants

The Company has accounted for the warrants issued in April Offering and September Offering in year 2008 and warrants issued to Roth as placement agent in May Offering in year 2009 as a derivative liability measured at fair value through earnings.  The change in fair value during the six months ended June 30, 2009 resulted in a charge to Consolidated Statement of Income of $5,068,947.  The increase in fair value of the warrants was primarily due to the increase in our stock price from $1.60 per share at December 31, 2008 to $3.61 at June 30, 2009.  Such loss for the six months ended June 30, 2008 was $2,154,323.

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

Net income

Net income for the six months ended June 30, 2009 increased by $3,763,095 to $9,350,957 from $5,587,862 in the same period ended June 30, 2008, which was a 67% increase. This also represented a decrease in net margin of 5% in the six months ended June 30, 2009 to 16% compared to 21% in the same period ended 2008.  This is due to the combining effect of the improvement in our gross profit, but offset by the loss on change of in fair value of warrants issued to investors and Roth, the increase of our income tax rate to 25%, the addition of R&D into our business scope and incremental costs and expenses for the high volume of sales, as described above.

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

In summary, our cash flows were:

Net cash used in operating activities decreased in the six months ended June 30, 2009 by $1,896,755 to $5,707,897 from $7,604,652 for the period ended June 30, 2008. These changes were mainly brought by the significant increase of $31,720,680 in sales resulting in an increase of $2,810,346 in net income; this was offset by the increase in accounts receivable and inventory by $12,941,328 and $830,372, respectively. In addition, due to the higher sales, the Company purchased more from its supplier, resulting in a higher accounts payable by $6,527,500.

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

Working capital at June 30, 2009 increased by $25,720,631 to $38,953,909, from $13,233,278 or 194% over the same period ended June 30, 2008.

Summary consolidated balance sheet data:

	June 30, 2009	December 31, 2008
	(Restated – Financial Statement Note 1(C))
Cash	$4,860,814	$4,477,477
Accounts Receivable, net	$36,591,544	$2,748,042
Inventory	$26,760,401	$20,708,193
PP&E, net	$7,091,521	$5,368,074
Total assets	$76,324,333	$34,504,261
Total current liabilities	$30,188,629	$5,769,494
Long term debt	$273,615	$230,121
Total equity	$45,862,089	$28,504,646

Property, plant and equipment increased to $7,091,521 at June 30, 2009 from $5,368,074 at December 31, 2008, which was largely due to the purchase of machinery and equipment from Inner Mongolia Yongye and expenditures related to self-constructed equipment.

Total current liabilities increased by $24,419135 to $30,188,629 at June 30, 2009 from $5,769,494 at December 31, 2008 or 423% was largely due to the increase in Derivative liabilities – fair value of, accounts payable and taxes payable, both of which increases were due to the significant increase in sales and subsequent increased purchases of inventories and increased taxes payable due to the increase in the Company’s effective tax rate.

Total equity increased by $17,357,443 to $45,862,089 at the end of June 30, 2009, compared to $28,504,646 on December 31, 2008. The increase in our total equity was due primarily to the Company’s net income and the net proceeds from the May Offering.

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

On May 8, 2009, we entered into a securities purchase agreement (the “May Purchase Agreement”), with certain “accredited investors” (the “ May Investors ”) as such term is defined in the Securities Act of 1933, as amended (the “ Securities Act ”), for the issuance and sale of an aggregate of 5,834,083 shares of our common stock, par value $.001 per share (the “ May Shares ”) for aggregate gross proceeds of approximately $8,984,488 (the “ May Offering ”).  In connection with the May Offering, we entered into a registration rights agreement with the May Investors, in which we agreed to file a registration statement with the SEC to register for resale the May Shares and the Warrant Shares issuable upon the exercise of warrants issued to Roth as placement agent of the offering to purchase up to 246,224 shares of Common Stock (the “ May Warrant Shares  ”), within 45 calendar days of the closing date of the May Offering, and to use our best efforts to have the registration statement declared effective within 150 calendar days of the closing date of the May Offering.  We are obligated to pay liquidated damages of 1% of the dollar amount of the May Shares sold in the May Offering per month, payable in cash, up to a maximum of 10%, if the registration statement is not filed and declared effective within the foregoing time periods.

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