Form 10-Q/A
period 2009-06-30
Yongye International, Inc.
filed 2009-11-09
CIK 1398551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

We are filing this Quarterly Report on Form 10-Q/A (the “Amendment”) to amend Part I, Item 4T, Controls and Procedures, in the original Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (“SEC”). This Amendment has been filed to update the disclosure contained in such Item to reflect management’s conclusions regarding such matter following certain restatements of our financial statements.

Page
Part I: Financial Information:

Item 4T - Controls and Procedures	3

Signatures	6

Item 4T- CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of the quarterly report on Form 10-Q/A for the quarter ended June 30, 2009, we carried out a re-evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934 (the “Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this re-evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2009 because of the material weakness described under “Management’s Report on Internal Control over Financial Reporting” in our amended Annual Report on Form 10-K/A filed with the SEC on November 9, 2009.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2009, we recruited Mr. Sam Yu to act as our Chief Financial Officer, which provided additional accounting resources to us to fulfill U.S. GAAP reporting requirements, and implemented changes to our accounting policies and procedures to identify and evaluate the impact of escrow shares on the calculation of earnings per share. We also assembled an audit committee, appointed an independent director to act as chair of the audit committee and the board of directors adopted an audit committee charter which assists us in compliance with applicable regulations regarding the design, review and performance of the company’s disclosure controls and procedures, and internal control over financial reporting systems and procedures. Additionally, we engaged an outside SOX 404 consulting firm to assist us in the implementation of internal control systems and procedures in preparation for our SOX 404 audit compliance requirement. Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Act that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially, affect, our internal control over financial reporting.

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

Yongye International, Inc.

Dated: November 9, 2009	By:	/s/ Zishen Wu
Name: Zishen Wu
Title: Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Officer (Principal Financial and Accounting Officer)