Form 10-Q/A
period 2008-09-30
Yongye International, Inc.
filed 2009-11-10
CIK 1398551

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

EXPLANATORY NOTE

We are filing this Quarterly Report on Form 10-Q/A (the “Amendment”) to amend Part I, Item 1, Financial Statements, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4T, Controls and Procedures, in the original Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (“SEC”). This Amendment has been filed to correct a computational error in our unaudited consolidated statement of operations and comprehensive income, to update the comprehensive income reported for the three and nine months ended September 30, 2008 in the financial highlights table in Item 2, and to update the disclosure contained in such Item 4T to reflect management's conclusions regarding such matters following certain restatements of our financial statements.

Item 1 - Financial Statements

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
	Yongye International, Inc. and Subsidiaries (f/k/a Yongye Biotechnology International, Inc.)	The predecessor Inner Mongolia Yongye
	SEPTEMBER 30, 2008	DECEMBER 31, 2007
	(Unaudited)
	(Restated- Note 1(C))
CURRENT ASSETS
Cash and cash equivalents	$6,847,558	$376,002
Accounts receivable	20,678,867	1,630,609
Inventories	2,060,532	9,851,788
Advance payments	273,722	-
Due from related party	954,431	-
Due from affiliates	-	978,384
Other receivables	1,247,929	27,038
Total Current Assets	32,063,039	12,863,821
PROPERTY AND EQUIPMENT, NET	3,386,463	2,486,487
INTANGIBLE ASSETS, NET	114,817	3,665,584
LONG-TERM INVESTMENTS	-	4,115,764
TOTAL ASSETS	$35,564,319	$23,131,656

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,503,005	$1,271,852
Short-term bank loans	-	5,484,000
Due to shareholders	-	2,507,371
Due to related parties	1,646,282	-
Tax payables	414,997	893,892
Other payables	85,986	50,916
Derivative liabilities – fair value of warrants	2,762,470	-
Total Current Liabilities	6,412,740	10,208,031
LONG-TERM LIABILITY	204,962	12,153
Minority interest	1,192,426	-
STOCKHOLDERS' EQUITY
Capital stock: 26,760,258 shares authorized and issued par value $.001 at September 30, 2008	26,760	-
Capital contribution	-	7,260,000
Additional paid-in capital	13,661,106	-
Retained earnings	12,382,642	4,024,111
Statutory reserve	1,263,713	480,629
Accumulated other comprehensive income	419,970	1,146,732
Total Stockholders’ Equity	27,754,191	12,911,472
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,564,319	$23,131,656

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
	Yongye	The predecessor	Yongye	The predecessor
	International, Inc.	Inner Mongolia Yongye	International, Inc.	Inner Mongolia Yongye
	and Subsidiaries		and Subsidiaries
	(f/k/a Yongye Biotechnology International, Inc.)		(f/k/a Yongye Biotechnology International, Inc.)
	FOR THREE MONTHS ENDED	FOR THREE MONTHS ENDED	FOR NINE MONTHS ENDED	FOR NINE MONTHS ENDED
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated – Note 1 (C))		(Restated – Note 1 (C))
SALES	$18,202,940	$2,625,137	$45,189,579	$10,752,855

COST	9,278,944	1,021,719	21,697,964	5,368,480

GROSS PROFIT	8,923,996	1,603,418	23,491,615	5,384,375

OPERATING EXPENSES	3,440,036	159,398	7,437,513	230,591

GENERAL AND ADMINISTRATIVE EXPENSES	453,683	196,386	1,265,808	351,372

INCOME FROM OPERATIONS	5,030,277	1,247,634	14,788,294	4,802,412

OTHER INCOME (EXPENSES)
Interest	65,785	-	66,563	1,291
Other income (expense)	(340,087)	(81,827)	(726,927)	(279,468)
Change in fair value of derivative liabilities	3,618,579	-	1,464,256	-
TOTAL OTHER INCOME (EXPENSES)	3,344,277	(81,827)	803,892	(278,177)

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	8,374,554	1,165,807	15,592,186	4,524,235

PROVISION FOR INCOME TAXES	227,537	-	822,302	-

NET INCOME BEFORE MINORITY INTEREST	8,147,017	1,165,807	14,769,884	4,524,235

PROVISION FOR MINORITY INTEREST	57,421	-	1,092,426	-

NET INCOME	8,089,596	1,165,807	13,677,458	4,524,235

Foreign Currency Translation Adjustment	5,199	170,033	419,970	344,228

COMPREHENSIVE INCOME	$8,094,795	$1,335,840	$14,097,428	$4,868,463

Net income per share:
Basic	0.37	N/A	0.80	N/A
Diluted	0.20	N/A	0.69	N/A
Weighted average shares used in computation:
Basic	21,594,470	N/A	17,194,563	N/A
Diluted	22,807,756	N/A	17,699,747	N/A

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Yongye Biotechnology International, Inc. And Subsidiaries (f/k/a Yongye International, Inc.) FOR NINE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited)	The predecessor Inner Mongolia Yongye FOR NINE MONTHS ENDED SEPTEMBER 30, 2007 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$13,677,458	$4,524,235
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	115,541	160,978
Change in fair value of derivative liabilities	(1,464,256)	-
Loss on disposal of fixed assets	-	146,714
Provision for minority interest	1,092,426	-
Changes in assets and liabilities:

Accounts receivable, net	(20,628,654)	(1,116,746)

Inventories	(2,046,871)	(5,211,663)

Other receivables, net	(1,247,729)	(518,729)
Advances to suppliers	(273,630)	85,904

Prepaid expense	-	(4,374)
Accounts payable and accrued expenses	1,484,826	(77,148)

Deposit received	120	-

Tax payable	414,009	58,074

Due from related party	(954,735)	-

Due to related parties	1,626,548	(225,171)

Other payables	85,783	(1,391,508)

Net Cash Used in Operating Activities	(8,119,164)	(3,569,434)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(3,493,192)	(96,165)
Additions to intangible assets	(122,899)	-
Net Cash Used in Investing Activities	(3,616,091)	(96,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	205,028	4,251,841
Proceeds from shares issued	19,450,651	-
Proceeds from shareholder loans	-	831,157
Repayment of long-term loans	-	(6,500)
Payment for stock issuance costs	(1,461,659)	-

Net Cash From Financing Activities	18,194,020	5,076,498

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	380,656	32,791

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,839,421	1,443,690

CASH AND CASH EQUIVALENTS - BEGINNING	8,137	89,023

CASH AND CASH EQUIVALENTS - ENDING	$6,847,558	$1,532,713

Supplemental cash flow information:
Cash paid for income taxes	424,725	-
Cash paid for interest expense payment	-	138,955

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

CONSOLIDATED BALANCE SHEET

	September 30, 2008
	As Previously Reported	As Restated
Derivative liabilities	-	2,762,470
Total current liabilities	3,650,270	6,412,740
Additional paid-in capital	17,887,832	13,661,106
Retained earnings	10,918,386	12,382,642
Total Stockholders' Equity	30,516,661	27,754,191

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Three months ended September 30, 2008		Nine months ended September 30, 2008
	As Previously	As Restated	As Previously	As Restated
Change in fair value of derivative liabilities	-	3,618,579	-	1,464,256

Total other expenses, net	(274,302)	3,344,277	(660,364)	803,892

Income before provisions for income taxes and noncontrolling interest	4,755,975	8,374,554	14,127,930	15,592,186

Net income before minority interest	4,528,438	8,147,017	13,305,628	14,769,884

Net income	4,471,017	8,089,596	12,213,202	13,677,458

Comprehensive income	4,476,216	8,094,795	12,633,172	14,097,428

Net income per ordinary share-basic	$0.24	$0.37	$0.78	$0.80
Net income per ordinary share-diluted	$0.22	$0.20	$0.75	$0.69

Weighted average ordinary shares outstanding	18,637,948	21,594,470	15,654,417	17,194,563

Weighted average ordinary shares outstanding used in computing diluted net income per ordinary share.	20,103,760	22,807,756	16,335,237	17,699,747

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2008
	As Previously Reported	As Restated
NET INCOME	12,213,202	13,677,458
Decrease in fair value of derivative liabilities	-	(1,464,256)

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

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Yongye International, Inc. (f/k/a Yongye Biotechnology International, Inc.) is referred to herein as “we” or “our.” The words or phrases “would be,” “will allow,” “expect to” , “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources”. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Financial Highlights
	Yongye	The predecessor	Yongye	The predecessor
	International, Inc.	Inner Mongolia Yongye	International, Inc.	Inner Mongolia Yongye
	and Subsidiaries		and Subsidiaries
	(f/k/a Yongye Biotechnology International, Inc.)		(f/k/a Yongye Biotechnology International, Inc.)
	FOR THREE MONTHS ENDED	FOR THREE MONTHS ENDED	FOR NINE MONTHS ENDED	FOR NINE MONTHS ENDED
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated – Financial Statement Note 1 (C))		(Restated – Financial Statement Note 1 (C))
SALES	$18,202,940	$2,625,137	$45,189,579	$10,752,855

COST	9,278,944	1,021,719	21,697,964	5,368,480

GROSS PROFIT	8,923,996	1,603,418	23,491,615	5,384,375

OPERATING EXPENSES	3,440,036	159,398	7,437,513	230,591

GENERAL AND ADMINISTRATIVE EXPENSES	453,683	196,386	1,265,808	351,372

INCOME FROM OPERATIONS	5,030,277	1,247,634	14,788,294	4,802,412

OTHER INCOME (EXPENSES)
Interest	65,785	-	66,563	1,291
Other income (expense)	(340,087)	(81,827)	(726,927)	(279,468)
Change in fair value of derivative liabilities	3,618,579	-	1,464,256	-
TOTAL OTHER INCOME (EXPENSES)	3,344,277	(81,827)	803,892	(278,177)

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORTY INTEREST	8,374,554	1,165,807	15,592,186	4,524,235

PROVISION FOR INCOME TAXES	227,537	-	822,302	-

NET INCOME BEFORE MINORITY INTEREST	8,147,017	1,165,807	14,769,884	4,524,235

PROVISION FOR MINORITY INTEREST	57,421	-	1,092,426	-

NET INCOME	8,089,596	1,165,807	14,769,884	4,524,235

Foreign Currency Translation Adjustment	5,199	170,033	419,970	344,228

COMPREHENSIVE INCOME	$8,094,795	$1,335,840	$14,097,428	$4,868,463

Net income per share:
Basic	0.37	N/A	0.80	N/A
Diluted	0.20	N/A	0.69	N/A
Weighted average shares used in computation:
Basic	21,594,470	N/A	17,194,563	N/A
Diluted	22,807,756	N/A	17,699,747	N/A

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

Item 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of the quarterly report on Form 10-Q/A for the quarter ended September 30, 2008, we carried out a re-evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934 (the “Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this re-evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2008 because of the material weakness described under “Management’s Report on Internal Control over Financial Reporting” in our amended Annual Report on Form 10-K/A filed with the SEC on November 9, 2009.

Changes in Internal Controls over Financial Reporting

Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Act that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially, affect, our internal control over financial reporting.

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