Form 10-K/A
period 2008-12-31
Yongye International, Inc.
filed 2009-11-10
CIK 1398551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

There were a total of 34,275,134 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of November 6, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Annual Report on Form 10-K/A (the “Amendment”) to amend Part II, Item 8, Financial Statements and Supplementary Data and Item 9A(T), Controls and Procedures, in the original Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”). This Amendment has been filed to correct several presentation errors in our consolidated financial statements and to amend the disclosure under Item 9A(T) regarding an update to management’s conclusions regarding such matters in view of certain restatements to our financial statements.

TABLE OF CONTENTS

PART II

ITEM 8	Financial Statements and Supplementary Data	1

ITEM 9A(T)	Controls and Procedures	1

	Index to Consolidated Financial Statements	4

	Consolidated Financial Statements

i

ITEM 8 Financial Statements and Supplementary Data

Consolidated Financial Statements

The information required by Item 8 appears after the signature page to this report.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of the annual report on Form 10-K for the year ended December 31, 2008, we carried out a re-evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934 (the “Act”), as amended, as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this re-evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008 because of the material weakness described below under “Management’s Report on Internal Control over Financial Reporting.”

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company, as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be detected or prevented. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate due to changes in conditions, or that the quality of compliance with our policies or procedures may deteriorate.

Management has conducted an assessment, including testing of the design and the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment, management used the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2008, the following material weaknesses in our internal control over financial reporting have been identified:

●	The Company did not have appropriate policies and procedures in place to effectively identify and evaluate the embedded derivative instruments in its contracts that contained warrants.
●	The Company did not have appropriate policies and procedures in place to effectively identify and evaluate the impact of escrow shares on the calculation of earnings per share.

Due to the material weakness described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008.

1

Management’s Remediation Initiatives

We have planned to make the following necessary changes and improvements to address the material weaknesses in our internal control over financial reporting as described above:

●	Recruiting accounting resources to fulfill U.S. GAAP reporting requirements;
●	Revising and updating our accounting policies and procedures including, but not limited to, contract review process;
●	Reviewing and amending our financial reporting check list to ensure the inclusions of underlying features of embedded derivatives;
●
Reviewing and amending our financial reporting check list to ensure the inclusions of the underlying variables that affect the calculation of earnings per share including, but not limited to, escrow shares;

●
Providing training to our finance team and other relevant personnel of the Company in respect of identification of underlying features of embedded derivatives and variables that affect the calculation of earnings per share;

●
Identifying early on the contracts that contain features of embedded derivatives and variables that affect calculation of earnings per share and bringing such to the attention of internal expertise for further analysis;

●	Referring to external expertise, i.e., outside firm as accounting advisors, if necessary to ensure proper disclosure and reporting in a timely fashion.

Changes in Internal Controls over Financial Reporting

Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Act that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially, affect, our internal control over financial reporting.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2009	By:	/s/ Zishen Wu
Name: Zishen Wu
Title: Chief Executive Officer

3

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

4

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

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Yongye International, Inc.
	and Subsidiaries
	(f/k/a Yongye Biotechnology International. Inc.)	The Predecessor Inner Mongolia Yongye
	FOR YEAR ENDED	FOR YEAR ENDED
	DECEMBER 31, 2008	DECEMBER 31, 2007
	(Restated - Note 1(C))
SALES	$48,092,271	$13,137,406
COST OF SALES	23,165,684	7,274,710
GROSS PROFIT	24,926,587	5,862,696
SELLING EXPENSES	8,665,755	449,168
GENERAL AND ADMINISTRATIVE EXPENSES	2,573,017	476,828
INCOME FROM OPERATIONS	13,687,815	4,936,700
OTHER INCOME/(EXPENSES)
Interest expenses	(3,135)	(212,239)
Other expenses	(526,039)	(365,907)
Change in fair value of derivative liabilities	2,118,797	—
TOTAL OTHER INCOME, NET	1,589,623	(578,146)
INCOME BEFORE PROVISION FOR INCOME TAXES	15,277,438	4,358,554
PROVISION FOR INCOME TAXES	864,292	—
NET INCOME	14,413,146	4,358,554
LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	1,102,388	—
NET INCOME ATTRIBUTABLE TO YONGYE INTERNATIONAL, INC.	13,310,758	4,358,554
Foreign Currency Translation Adjustment	331,100	723,298
COMPREHENSIVE INCOME	$14,744,246	$5,081,852
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTERST	1,104,043	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO YONGYE BIOTECHNOLOGY INTERNATIONAL, INC.	13,640,203	5,081,952
Net income per share:
Basic	$0.68
Diluted	$0.56
Weighted average shares used in computation:
Basic	19,599,054
Diluted	20,106,433

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

ACCOUNTS RECEIVABLE AND BAD DEBT RESERVE

The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts receivable. As a consequence, the Company believes that its accounts receivable credit risk exposure beyond such allowances is limited. Since its inception in April 2008, Yongye Nongfeng adopted the Bad Debt Allowance method of Inner Mongolia Yongye Biotech, which books Bad Debt Allowance according to its credit sale’s aging schedule, a practice based on its prior experience in our industry. Yongye Nongfeng’s customer base is basically the same as Inner Mongolia Yongye Biotech’s. As we grow our own customer base and experience, we may determine to adopt a new Bad Debt Allowance method based on our experience with and the characteristics of that customer base. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectability and are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. Based on the age of the receivables, the Company reserves 10% of accounts receivable balances that have been outstanding for more than 6 months but less than one year, 20% of accounts receivable balances that have been outstanding between one year and two years, 50% of receivable balances that have been outstanding between two year and three years, and 100% of receivable balances that have been outstanding for more than three years. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted . An allowance for doubtful accounts of $305,338 was provided as of December 31, 2008.

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