Form 10-Q/A
period 2009-03-31
Yongye International, Inc.
filed 2009-11-10
CIK 1398551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No.2)

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

Page

Part I: Financial Information:

Item 4T - Controls and Procedures	1

Signatures	4

Item 4T- Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of the quarterly report on Form 10-Q/A for the quarter ended March 31, 2009, we carried out a re-evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934 (the “Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this re-evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2009 because of the material weakness described under “Management’s Report on Internal Control over Financial Reporting” in our amended Annual Report on Form 10-K/A filed with the SEC on November 9, 2009.

Changes in Internal Controls over Financial Reporting

Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Act that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially, affect, our internal control over financial reporting.

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