Form 10-Q
period 2009-09-30
Yongye International, Inc.
filed 2009-11-16
CIK 1398551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

As of November 12, 2009, there were 34,573,673 shares of common stock, par value $.001 per share, issued and outstanding.

PART I.

Financial Information

ITEM 1.	Financial Statements

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008

CURRENT ASSETS
Cash	$3,508,408	$4,477,477
Accounts receivable, net - third parties	43,349,508	2,748,042
Inventories	30,954,407	20,708,193
Advance payments	305,807	44,051
Due from a related party	-	192,741
Prepaid expenses	124,040	189,478
Other receivables	315,051	680,752
Total Current Assets	78,557,221	29,040,734

PROPERTY AND EQUIPMENT, NET	8,960,365	5,368,074

INTANGIBLE ASSETS, NET	87,712	95,453

TOTAL ASSETS	$87,605,298	$34,504,261

CURRENT LIABILITIES
Long-term loans - current portion	$211,766	$167,652
Accounts payable - related party	5,424,246	46,739
Accounts payable - third parties	6,628,883	-
Income tax payable	7,288,478	219,366
Advance from customers	137,671	1,869,400
Accrued expenses	2,809,713	583,880
Due to a related party	1,443,489	-
Other payables	906,511	774,526
Derivative liabilities – fair value of warrants	22,277,122	2,107,931
Total Current Liabilities	47,127,879	5,769,494

LONG-TERM LOANS	341,554	230,121

EQUITY
Common stock: par value $.001; 75,000,000 shares authorized; 32,803,173 shares issued and outstanding at September 30, 2009 and 26,760,258 shares issued and outstanding December 31, 2008	32,803	26,760
Additional paid-in capital - Common stock	22,749,207	13,633,604
Retained earnings	15,620,486	13,310,794
Accumulated other comprehensive income	400,677	329,445
Total Equity of the Company’s Shareholders	38,803,173	27,300,603
Noncontrolling interest	1,332,692	1,204,043
Total Equity	40,135,865	28,504,646

TOTAL LIABILITIES AND EQUITY	$87,605,298	$34,504,261

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

SALES
External customers	$29,279,473	$18,202,940	$85,766,709	$45,189,579
Related party	-	-	2,220,083	-

TOTAL SALES	29,279,473	18,202,940	87,986,792	45,189,579

COST OF SALES	13,435,326	9,278,944	41,274,810	21,697,964

GROSS PROFIT	15,844,147	8,923,996	46,711,982	23,491,615

SELLING EXPENSES	2,644,715	3,440,036	11,715,707	7,437,513

RESEARCH & DEVELOPMENT EXPENSES	69,871	-	1,482,888	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,365,075	453,683	2,495,797	1,265,808

INCOME FROM OPERATIONS	11,764,486	5,030,277	31,017,590	14,788,294

OTHER EXPENSES/(INCOME)
Interest expense/(income), net	9,080	(65,785)	25,538	(66,563)
Other expenses /(income), net	(174,593)	340,087	(187,330)	726,927
Increase/(decrease) in fair value of derivative liabilities	15,836,189	(3,618,579)	20,905,136	(1,464,256)

TOTAL OTHER EXPENSES/(INCOME), NET	15,670,676	(3,344,277)	20,743,344	(803,892)

(LOSS)/INCOME BEFORE PROVISION FOR INCOME TAXES	(3,906,190)	8,374,554	10,274,246	15,592,186

PROVISION FOR INCOME TAXES	3,089,047	227,537	7,836,270	822,302

NET (LOSS)/INCOME	(6,995,237)	8,147,017	2,437,976	14,769,884

LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	46,028	57,421	128,284	1,092,426

NET (LOSS)/INCOME ATTRIBUTABLE TO YONGYE INTERNATIONAL, INC.	(7,041,265)	8,089,596	2,309,692	13,677,458

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	60,402	5,199	71,597	419,970

COMPREHENSIVE (LOSS)/INCOME	(6,934,835)	8,152,216	2,509,573	15,189,854

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	46,330	57,473	128,649	1,138,623

COMPREHENSIVE (LOSS)/INCOME ATTRIBUTABLE TO YONGYE INTERNATIONAL, INC.	$(6,981,165)	$8,094,743	$2,380,924	$14,051,231

Net (loss)/income per share:
Basic	$(0.22)	$0.37	$0.08	$0.80
Diluted	$(0.22)	$0.20	$0.08	$0.69
Weighted average shares used in computation:
Basic	32,730,054	21,594,470	29,926,052	17,194,563
Diluted	32,730,054	22,807,756	29,926,052	17,699,747

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

		Yongye International, Inc. Shareholders
		Common Stock							Comprehensive Income
		Number of Shares	Amount	Additional Paid-in Capital – Common Stock	Accumulated Other Comprehensiv e Income	Retained Earnings	Noncontr olling Interest	Total	Attribut able to Yongye Internat ional, Inc. Shareho lders	Attribut able to Noncont rolling Interests	Total
	Note		$	$	$	$	$	$	$	$	$

Balance as of December 31, 2008		26,760,258	26,760	13,633,604	329,445	13,310,794	1,204,043	28,504,646
Net income		-	-	-	-	2,309,692	128,284	2,437,976	2,309,692	128,284	2,437,976
Foreign currency exchange translation adjustment, net of nil income taxes		-	-	-	71,232	-	365	71,597	71,232	365	71,597
Comprehensive income									2,380,924	128,649	2,509,573
Common stock issued for cash May 8, 2009	7	5,834,083	5,834	7,907,201	-	-	-	7,913,035
Warrants exercised	7	208,832	209	1,208,402	-	-	-	1,208,611
Balance as of September 30, 2009		32,803,173	32,803	22,749,207	400,677	15,620,486	1,332,692	40,135,865

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2009	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,437,976	$14,769,884
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	385,337	115,541
Reversal of bad debt provision	(305,338)	-
Increase/(decrease) in fair value of derivative liabilities	20,905,136	(1,464,256)
Changes in assets and liabilities:
Accounts receivable - third parties	(40,270,694)	(20,628,654)
Accounts receivable - related party	23	-
Inventories	(10,190,333)	(2,046,871)
Advance payments	(116,740)	(273,630)
Due from a related party	-	(954,735)
Prepaid expenses	65,754	-
Other receivables	366,797	(1,247,729)
Accounts payable- related party	5,569,674	(13,471)
Accounts payable- third parties	6,625,498	-
Income tax payable	7,065,369	414,009
Advance from customers	(1,733,928)	120
Accrued expenses	2,223,070	1,498,297
Due to a related party	33	1,626,548
Other payables	130,611	85,783

Net Cash Used in Operating Activities	(6,841,755)	(8,119,164)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(2,655,816)	(3,493,192)
Addition to intangible assets	-	(122,899)
Net Cash Used in Investing Activities	(2,655,816)	(3,616,091)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	276,331	205,028
Repayment of bank loans	(121,877)	-
Proceeds from common stock and warrants issued	9,222,157	19,450,651
Payment for common stock issuance costs	(836,456)	(1,461,659)
Net Cash Provided by Financing Activities	8,540,155	18,194,020

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	(11,653)	380,656
NET (DECREASE)/INCREASE IN CASH	(969,069)	6,839,421
CASH– BEGINNING	4,477,477	8,137
CASH - ENDING	$3,508,408	$6,847,558

Supplemental cash flow information:
Cash paid for income taxes	770,652	424,725
Cash paid for interest expense	33,236	-
Noncash investing and financing activities:

During the nine months ended September 30, 2008, the non-controlling shareholder of Yongye Nongfeng contributed a patent valued at $100,000 to Yongye Nongfeng.

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

A. Organization

Yongye International, Inc. (the “Company”, formerly known as “Golden Tan, Inc.” or “Yongye Biotechnology International, Inc.”) was incorporated in the State of Nevada on December 12, 2006. On April 17, 2008, the Company entered into a share exchange agreement (the “Exchange Agreement”) with Fullmax Pacific Limited (“Fullmax”), a privately held investment holding company organized on May 23, 2007 under the laws of the British Virgin Islands and the shareholders of Fullmax (the “Fullmax Shareholders”), who collectively owned all the issued and outstanding ordinary shares of Fullmax. Pursuant to the terms of the Exchange Agreement, the Fullmax Shareholders transferred to the Company all of their shares in exchange for 11,444,755 (the “Shares”) shares of the Company’s common shares (the “Share Exchange”). As a result of the Share Exchange, Fullmax became a wholly-owned subsidiary of the Company and the Fullmax Shareholders received approximately 84.7% of the Company’s issued and outstanding common shares. Immediately prior to the date of the Share Exchange, the Company was a publicly listed shell entity with no operations and had a nominal amount of cash and, Fullmax, through its wholly-owned subsidiary, Asia Standard Oil Limited (“ASO”) and indirect subsidiary, Yongye Nongfeng Biotechnology (“Yongye Nongfeng”), was engaged in the sale of fulvic acid based liquid and powder nutrient compounds for plant and animal feed used in the agriculture industry. The Share Exchange was accounted for as a reverse recapitalization, equivalent to the issuance of stock by Fullmax for the net monetary assets of the Company accompanied by a recapitalization.

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

On January 4, 2008, the incorporation and establishment of Yongye Nongfeng was approved by the Inner Mongolia Department of Commerce and the Inner Mongolia Administration for Industry and Commerce. The scope of business of Yongye Nongfeng is the research and development, manufacturing, distribution and sale of fulvic acid based liquid and powder nutrient compounds used in the agriculture.  The period of the cooperative joint venture is ten years and may be extended by a written application submitted to the relevant government authority for approval no less than six months prior to the expiration of the cooperative joint venture. Prior to the legal establishment of Yongye Nongfeng, both Fullmax and ASO were non substantive holding companies with no assets and operations and were primarily designed and used as legal vehicles to facilitate foreign participation in the business conducted by Inner Mongolia Yongye.

In May 2008, upon the agreement among Inner Mongolia Yongye, ASO and Yongye Nongfeng, the ownership of Yongye Nongfeng was revised, pursuant to which Inner Mongolia Yongye and ASO became 0.5% and 99.5% equity interest owner of Yongye Nongfeng, respectively. ASO did not fully inject its share of the capital into Yongye Nongfeng until May 31, 2009. Based upon actual capital injection into Yongye Nongfeng, Inner Mongolia Yongye and ASO were 0.6% and 99.4% owners of Yongye Nongfeng as of December 31, 2008.

B. Nature of Business

The Company, through its primary operating subsidiary, Yongye Nongfeng, is engaged in the manufacturing, development and sale of fulvic acid based liquid and powder nutrient compounds used in the agriculture industry in the PRC.

In January 2008, upon receiving governmental approval of the establishment, Yongye Nongfeng entered into an agreement (the “Agreement”) with Inner Mongolia Yongye, pursuant to which Yongye Nongfeng agreed to purchase finished goods products from Inner Mongolia Yongye at a fixed price of RMB 350 per case for fulvic acid based plant products and RMB 120 per case for fulvic acid based animal products.  The term of the Agreement was for the period from January 15, 2008 to January 14, 2013. Pursuant to the Agreement, the Company could terminate the Agreement by giving one month notice to Inner Mongolia Yongye. The Company terminated the Agreement in July 2009 as further described in the following paragraph.

In March 2009, in connection with the Yongye Nonfeng Restructuring, Yongye Nongfeng purchased production equipment, vehicle and office equipment from Inner Mongolia Yongye for approximately $577,000, $351,000 and $12,000, respectively, which represent the estimated fair value of the assets based on an appraisal by independent valuers. On June 1, 2009, Yongye Nongfeng obtained the approval from the Ministry of Agricultural for the fertilizer license to produce fulvic acid based products, to be held under its name, which was previously held in the name of Inner Mongolia Yongye. In addition, on June 1, 2009, Yongye Nongfeng purchased all of the inventories of Inner Mongolia Yongye relating to fulvic acid based products for $12,258,000 in cash.

Yongye Nongfeng and Inner Mongolia Yongye entered into certain lease-exchange arrangements related to land-use rights, buildings and equipment. (See Note 11)

On October 10, 2009, the “Yongye Nongfeng Restructuring” (See Note 7) was completed, whereby Yongye Nongfeng acquired production buildings and the land use right from Inner Mongolia Yongye.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the financial statements of the Company and its subsidiaries. The accompanying unaudited consolidated balance sheet as of September 30, 2009, unaudited consolidated statements of operations and comprehensive income/(loss) for the three and nine months ended September 30, 2009 and unaudited consolidated statements of changes in equity and cash flows for the nine months ended September 30, 2009 include Yongye International, Inc. and its directly and indirectly owned subsidiaries, Fullmax, ASO and Yongye Nongfeng. The Company’s unaudited consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2008 and statement of cash flows for the nine months ended September 30, 2009 consist of the financial results of Yongye Nongfeng for such periods and the financial results of Fullmax and ASO from the period April 17, 2008 to September 30, 2008.  For the period from January 1, 2008 to April 17, 2008, the financial results of Fullmax and ASO are not material.

All significant intercompany transactions and balances are eliminated on consolidation.

The accompanying unaudited consolidated financial statements as of September 30, 2009 and for the three months and nine months ended September 30, 2009 and 2008 have been prepared in accordance with U.S. GAAP for interim financial information. In the opinion of management, the accompanying unaudited consolidated interim financial statements include all adjustments considered necessary to ensure the financial statements are not misleading. Management has evaluated subsequent events through November 13, 2009, which was the date the interim financial statements as of and for the three and nine months ended September 30, 2009 were issued.

The Company's business is subject to seasonal variations; thus, the results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2009. Generally, the second and third quarters are peak sales periods, and first and fourth quarters are low sales periods for the Company.

The unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2008 that are included in the Company’s 2008 annual report on 10-K/A filed with the Securities and Exchange Commission on October 19, 2009.

NET (LOSS)/INCOME PER SHARE

Basic net (loss)/income per share is computed by dividing net (loss)/income attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted net (loss)/income per share reflects the potential dilution that would occur upon the exercise of outstanding warrants. Common share equivalents are excluded from the computation of the diluted net (loss)/income per share in periods when their effect would be anti-dilutive.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission under the authority of the federal securities law are also sources of GAAP for SEC registrants. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. This statement will have no impact on the Company’s consolidated financial statements, but it will change the referencing of authoritative accounting literature to conform to the Codification.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurement” (SFAS No. 157). Effective July 1, 2009, this standard was incorporated into the Financial Accounting Standards Board Accounting Standard Codification (ASC) Section 820, Fair Value Measurements and Disclosures (FASB ASC 820). FASB ASC 820 does not require new fair value measurements, but provides guidance on applying fair value and expands required disclosures. FASB ASC 820 is effective for the Company beginning in fiscal 2008, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis, and is effective beginning in fiscal 2009, for fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The disclosure of the Company’s fair value measurement required under FASB ASC 820 is included in Note 7 to consolidated interim financial statements.

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations, and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51. In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies FASB 141 (R) to address application issues on initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. Effective July 1, 2009, SFAS No.141(R) and FSP FAS 141(R)-1 were incorporated into the ASC Section 805, Business Combinations (FASB ASC 805) and SFAS No.160 was incorporated into the ASC Section 810, Consolidation (FASB ASC 810). FASB ASC 805 and 810 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. FASB ASC 805 will be applied to business combinations occurring after the effective date. FASB ASC 810 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date.   Other than the change in presentation of noncontrolling interests, the adoption of FASB ASC 805 and FASB ASC 810 has no impact on the Company’s financial statement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”), which required enhanced disclosures about an entity’s derivative and hedging activities and was intended to improve the transparency of financial reporting. Effective July 1, 2009, SFAS No.161 and SFAS No.133 were incorporated into the ASC Section 815, Derivatives and Hedging (FASB ASC 815). FASB ASC 815 applies to all derivative instruments, including bifurcated derivative instruments and related hedging items accounted for under SFAS No. 133 and its related interpretations.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of:  (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The provisions of this standard do not require disclosures for earlier periods presented for comparative purposes at initial adoption FASB ASC 815 was effective for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted this new standard effective January 1, 2009 (See Note 7).

NOTE 3-ACCOUNTS RECEIVABLE

Net accounts receivable at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Accounts receivable-third parties	$43,349,508	$3,053,380
Less: allowance for doubtful accounts	-	(305,338)
Total	$43,349,508	$2,748,042

A bad debt provision of $305,338 was reversed for the nine months ended September 30, 2009 as the total amount of the related accounts receivable, which was previously provided for as of December 31, 2008 was repaid by the customer during the nine months ended September 30, 2009. No bad debt expense provision was required for the three and nine months ended September 30, 2009 as management believes no accounts are uncollectible as of September 30, 2009.

The Company’s normal credit terms to customers with well-established trading records are six months while the Company generally requests other customers to pay either in advance or upon delivery.

NOTE 4-INVENTORIES

Inventories at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008

Finished goods	$18,921,648	$20,664,930
Work in progress	5,044,463	-
Packing supplies	140,796	-
Raw materials	6,784,386	-
Consumables	63,114	43,263
Total	$30,954,407	$20,708,193

NOTE 5-PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008

Buildings and structures	$5,643,881	$3,656,992
Machinery and equipment	1,512,775	673,480
Office equipment and furniture	235,942	85,087
Vehicles	1,816,576	824,013
Software	17,198	17,156
Leasehold improvements	219,375	218,844
	9,445,747	5,475,572

Less: Accumulated depreciation	485,382	107,498

Total	$8,960,365	$5,368,074

Depreciation expense for the three months ended September 30, 2009 and 2008 was $137,875 and $19,197, respectively.  Depreciation expense for the nine months ended September 30, 2009 and 2008 was $377,369 and $107,379, respectively. As of September 30, 2009, vehicles with an original carrying amount of $1,058,931 were pledged as security for the long-term banks loans of $646,279 which were provided by the banks for the purchase of the vehicles (See Note 6). An apartment with an original carrying value of $103,681 was pledged as security for a long-term bank loan of $72,394 which was provided by the bank for the purchase of the apartment (See Note 6).

NOTE 6 – LONG-TERM LOANS

From August 2008 to September 2009, the Company financed the purchase of twenty-two vehicles with bank loans of $646,279. The Company pledged the twenty-two vehicles with an initial carrying amount of $1,058,931 as security for the bank loans. The loans all have three-year terms and are paid in monthly installments. Interest rates on the loans range from 5.40% to 14.80% annually, and are subject to the change of the base interest rate prescribed by People’s Bank of China. In July, 2009, the Company financed the purchase of an apartment for the use by the Company’s management with a bank loan of $72,394. The Company pledged the apartment with initial carrying amount of $103,681as security for the bank loan. The loan has twenty-year term and is paid in monthly installments with interest rate of 4.16% annually, subject to the change of the base interest rate as prescribed by People’s Bank of China. All of these bank loans were initially obtained by individual employees/management of the Company on behalf of the Company. The Company and the individual employees/management entered into trust agreements whereby the Company is subject to all the risk and ownership of the vehicles and apartment and assumes all of the responsibility and obligations for making the monthly payments on the bank loans. The aggregate amount of such required payments at September 30, 2009 is as follows:

2009	$63,451
2010	253,342
2011	207,342
2012	28,279
2013 and thereafter	88,948
Total	641,362
Less: Amount representing interest	(88,042)
Total at present value	$553,320

At September 30, 2009, the current portion of bank loans was $211,766 which is scheduled to be repaid on or before September 30, 2010, while the long-term portion of the bank loans is $341,554. The Company made total payments of $62,413, which included interest expense of $11,852, during the three months ended September 30, 2009.

According to the trust agreements, while the vehicles and apartment are registered under the individuals’ name, the Company is subject to the full risks and rewards of ownership of the vehicles and apartment, including the rights of official use and the rights to retain the legal title of the vehicles and apartment at the time of termination of the employment relationship with the individual. The Company assumes the risk of loss, damage, penalty and other obligations related to the operation and ownership of the vehicle and apartment, including repairs and maintenance. The Company is also required to make the initial down payment at the date of purchase and legally required to repay the bank loans. The individuals have no right to sell, lease, lend or pledge the vehicles or apartment to any other person or entity. Consequently, the Company has recognized the cost of the vehicles and apartment as assets and the bank loans as liabilities in its consolidated balance sheet.

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

On May 8, 2009, the Company entered into a securities purchase agreement with certain investors (the “May Investors”), for the sale in a private placement of an aggregate of 5,834,083 shares of the Company common stock, par value $0.001 per share (the “May Shares”) for a aggregate gross proceeds equal to $8,984,488 (the “May Offering”).

In connection with the May Offering, the Company entered into a registration rights agreement with the investors, in which the Company agreed to file a registration statement with the SEC to register for resale the shares, including the shares to be issued under the warrants (see below), within 45 calendar days of the closing date of the May Offering, and to use its best efforts to have the registration statement declared effective within 150 calendar days of the closing date of the May Offering.  The Company is obligated to pay liquidated damages of 1% of the dollar amount of the shares sold in the May Offering per month, payable in cash, up to a maximum of 10%, if the registration statement is not filed and declared effective within the foregoing time periods.  Offering expenses for the issuance of the shares were $836,456, which were recorded as a reduction of additional paid-in capital in the June 30, 2009 consolidated balance sheet.

During three months ended September 30, 2009, several “April Investors” and “September Investors” executed irrevocable exercise of a total number of 227,331 investor warrants as further described below and were issued 208,832 shares of common stock of the Company.

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

Concurrent with the offering of the “May Shares”, the Company issued to Roth Capital as the placement agent, 246,224 warrants (“Roth May Warrants”).  The warrants have a 5 years exercise period and an initial exercise price of $1.848.

During the three months ended September 30, 2009, 154,261 “September Warrants” were exercised for $237,562 of consideration paid by a “September Investor” to whom 154,261 shares of common stock were issued; several “April Investors” executed irrevocable cashless exercise of 73,070 “April Warrants” and were issued 54,571 shares of common stock.

According to the terms of these warrants, the Company could be required to pay cash to the warrant holders under certain events that are not within the control of the Company.  Specifically, upon the occurrence of certain “fundamental transactions” as defined, the warrant holders (but not the shareholders of the Company’s common stock) are entitled to receive cash equal to the value of the warrants to be determined based on an option pricing model and certain specified assumptions set forth in the warrant agreement.  In addition, the terms of the warrants include a “down-round” provision under which the exercise price could be affected by future equity offerings undertaken by the Company.  If the Company issues any common stock or common stock equivalents, as defined, at any time the warrants are outstanding, at an effective price less than the then warrant exercise price, the exercise price of warrants will be reduced to the effective price of newly issued common stock or common stock equivalents.  In the “May Offering”, the Company issued new common stock at a price of $1.54 per share and accordingly, the exercise price of the April Warrants and the September Warrants was reduced to $1.54 per share.  The exercise price of Roth May Warrants ($1.848) was not affected but will be subject to potential down-round adjustments in future periods. As of September 30, 2009, there were 3,161,051 warrants outstanding, of which 1,550,835, 1,363,992, 246,224 warrants will expire if unexercised by April 2013, September 2013 and May 2014, respectively.

The potential cash payments and the down-round provision preclude the classification of these warrants as equity classification.  Accordingly, the warrants are accounted for as a liability and adjusted to fair value through earnings at each reporting date starting from the issuance date. The loss resulting from the increase in fair value of warrants was $15,836,189 and $20,905,136 for the three and nine months ended September 30, 2009. The gain resulting from the decrease in fair value of warrants was $3,618,579 and $1,464,256 for the three and nine months ended September 30, 2008.

The Company measures the fair value of the warrants based on the assumptions that market participants would use in pricing the asset or liability and establishes a fair value hierarchy that ranks the inputs used to measure fair value by their reliability. The three levels of the fair value hierarchy are as follows:

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

The estimated fair values of the Company’s Investor Warrants and Roth Warrants were determined at September 30, 2008, September 30, 2009 and December 31, 2008 using Binominal Option Pricing Model with Level 2 inputs.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were measured on a recurring basis at fair value as of September 30, 2008, September 30, 2009 and December 31, 2008.

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2009	Total	Level 1	Level 2	Level 3

Liabilities at fair value:
Derivative liabilities—warrants	22,277,122	—	22,277,122	—

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2008	Total	Level 1	Level 2	Level 3

Liabilities at fair value:
Derivative liabilities—warrants	2,107,931	—	2,107,931	—

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2008	Total	Level 1	Level 2	Level 3

Liabilities at fair value:
Derivative liabilities—warrants	2,762,470	—	2,762,470	—

As of September 30, 2009 the fair value of the derivative liability related to the outstanding warrants is $22,277,122. The changes in the fair value of the warrants are recorded through earnings and amounted to $15,836,189 and $20,905,136 for the three and nine months ended September 30, 2009, respectively.

The fair values of the warrants are summarized as follows:

Fair value of Warrant per share (US$) at:	April Warrants	September Warrants	Roth May Warrants

Date of issuance	1.07	2.08	0.95
September 30, 2008	0.88	0.87	N/A
December 31, 2008	0.66	0.68	N/A
June 30, 2009	2.19	2.20	2.08
September 30, 2009	7.05	7.07	6.90

The fair values of the warrants as of September 30, 2009 were determined based on the Binominal option pricing model, using the following key assumptions:

	April Offering	September Offering	May Offering

Expected volatility	65.0%	63.5%	61.0%

Expected dividends yield	0%	0%	0%

Time to maturity	3.55 years	3.93 years	4.61 years

Risk-free interest rate per annum	2.218%	2.218%	2.218%

Fair value of underlying Common Shares (per share)	8.35	8.35	8.35

Escrow shares

In connection with the April Offering, the Company entered into an escrow agreement with Roth as a representative of the April Investors, Tri-State Title & Escrow LLC (the “Escrow Agent”) and Full Alliance, one of the Company’s shareholders (the “April Escrow Agreement”), pursuant to which 2,000,000 shares of the Company held by Full Alliance (the “April Escrow Shares”) were delivered to the Escrow Agent. The April Escrow Shares were held for the Company’s achievement of $10,263,919 after tax net income (“ATNI”) for the year ended December 31, 2008 (the “2008 Net Income Threshold”). The ATNI threshold was achieved and the Escrow Shares were released in full back to Full Alliance in May 2009.

In connection with the September Offering, the Company entered into an escrow agreement with Roth, the Escrow Agent and Full Alliance (the “September Escrow Agreement”), pursuant to which 4,000,000 shares of the Company issued to Full Alliance in the Share Exchange (the “September Escrow Shares”) were delivered to the Escrow Agent. Of the September Escrow Shares, 2,000,000 shares (the “Make Good Escrow Shares”) are being held for the Company’s achievement of both 2008 and 2009 financial targets.

The Company has achieved the 2008 financial targets which were (i) the 2008 Net Income Threshold, and (ii) fully diluted earnings per share reported in the Company’s 2008 Annual Report on Form 10-K/A filed with the SEC (the “2008 Annual Report”) of no less than $0.42 (the “2008 Guaranteed EPS”). The Make Good Escrow Shares have been retained in Escrow Agent for the 2009 financial targets which are described in the following sentence. In the event that (i) the 2009 ATNI is less than $12,649,248, or the fully diluted earnings per share reported in 2009 Annual Report on Form 10-K filed with the SEC (the “2009 Annual Report”) is less than $0.42, all of the 2,000,000 Make Good Escrow Shares shall be distributed to the September Investors on a pro-rata basis, (ii) the 2009 ATNI equals or exceeds $12,649,248 and is less than $15,811,560, or the fully diluted earnings per share reported in the 2009 Annual Report, equals or exceeds $0.42 and is less than $0.53, then the Make Good Shares equal to the product of  (i)(A) $15,811,560 minus the 2009 ATNI, divided by (B) $15,811,560, and (ii) the Make Good Escrow Shares, shall be transferred to the September Investors on a pro-rata basis, and the remaining share shall be returned to Full Alliance, (iii) the 2009 ATNI exceeds $15,811,560, the 2,000,000 Make Good Escrow Shares will be released back to Full Alliance. Pursuant to both April Escrow agreements and September Escrow Agreements, for purposes of determining whether or not the ATNI has been met, the following items shall not be deemed to be an expense, charge, or any other deduction from revenues even though GAAP may require contrary treatment or the Annual Report for the respective fiscal years filed with the Commission by the Company may report otherwise: (i) any accounting charges for issuing warrants, (ii) the release of any of the Make Good Shares to the Make Good Pledgor as a result of the operation,  (iii) the release of any Existing Make Good Shares and (iv) the increase in the equity ownership of the Yongye Nongfeng in excess of 1.15% in connection with the Yongye Nongfeng Restructuring, as reflected in the provision for minority interest on the Company’s statement of operations. No other exclusions shall be made for any non-recurring expenses of the Company, including liquidated damages under the Transaction Documents, in determining whether any of the 2008 and 2009 ATNI, and 2008 and 2009 EPS has been achieved.

The remaining 2,000,000 escrow shares are being held for the timely approval obtained from Ministry of Agriculture of Inner Mongolia in relation to the transfer of fertilizer license to Yongye Nongfeng from Inner Mongolia Yongye and completion of Yongye Nongfeng’s restructuring (the “Restructuring Make Good Shares”). The fertilizer license is issued by the Ministry of Agriculture and provides the holder the right to manufacture and sell fertilizer products in the PRC.  As of October 10, 2009, the Company completed the restructuring under which the Company purchased the land use right with 79,920 square meters, buildings and equipment from Inner Mongolia Yongye (“Yongye Nongfeng Restructuring”) (See Note 14).

In the event that (1) the fertilizer license has not been issued to Yongye Nongfeng by June 30, 2009, or such later date as agreed to by the Company and the September Investors holding a majority of the September Investor Shares at such time (the “License Grant Date ”), or (2) the fertilizer license has been issued by the License Grant Date, but the Yongye Nongfeng Restructuring is not completed by the Restructuring Completion Date, the Restructuring Make Good Shares shall be transferred in accordance with the September Escrow Agreement to the September Investors on a pro-rata basis for no consideration. The “Restructuring Completion Date” shall be the date that is 132 calendar days after the License Grant Date.

The fertilizer license was issued on June 1, 2009 by the Ministry of Agriculture to Yongye Nongfeng in accordance with the deadline. In anticipation of the completion of the Yongye Nongfeng Restructuring, the Company acquired the production building from Inner Mongolia on September 16, 2009 for $1,442,759.

The purpose of the April Escrow Arrangement and September Escrow Arrangement was an inducement made to facilitate the respective offerings, and not part of a compensatory arrangement to management. The escrow shares will not be released or cancelled due to the discontinued employment of any management of the Company.

NOTE 8 – STATUTORY RESERVE

The Company’s subsidiary, Yongye Nongfeng, was required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principal in the PRC to a statutory surplus reserve until the reserve balance reaches 50% of their registered capital. For the nine months ended September 30, 2009 and 2008, Yongye Nongfeng made appropriations to this statutory reserve of $2,328,546 and $783,084, respectively. The accumulated balance of the statutory reserve at Yongye Nongfeng as of September 30, 2009 and December 31, 2008 were $3,536,458 and $1,207,912, respectively.

In accordance with the PRC laws and regulations, Yongye Nongfeng is restricted in its ability to transfer a portion of its net assets to Yongye International, Inc. in the form of dividends, which amounted to $3,536,458 as of September 30, 2009.

NOTE 9 – INCOME TAXES

The Company’s effective income tax rates excluding the non-taxable / non-deductible effect of the gain / loss in fair value of warrants issued to April Investors and September Investors were 25.89% and 4.78% for the three-month period ended September 30, 2009 and 2008, respectively and 25.13% and 5.82% for the nine-month period ended September 30, 2009 and 2008, respectively. Income tax expense mainly consists of foreign income tax at statutory rates and the effects of permanent differences. According to the approval from the tax authority in the city level of Hohhot in Inner Mongolia Autonomous Region, Yongye Nongfeng was assessed to use the deemed profit method to determine the amount of income tax provision for the year ended December 31, 2008 which was based on 1.25% on its gross revenue. The deemed profit method is not applicable to Yongye Nongfeng for the year ending December 31, 2009. With effective from January 1, 2009, Yongye Nongfeng applied the statutory income tax rate of 25% on its assessable income in accordance with the relevant income tax rules and regulations of the PRC.

The Company has a deferred tax asset on net operating losses of approximately $498,074 as of September 30, 2009. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those net operating losses are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have a sufficient operation in the United States to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance of $498,074 was established for the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should the Company start operation in the United States in future periods with supportable trend, the valuation allowance will be reversed accordingly.

NOTE 10 – LEASE COMMITMENTS

The Company entered into an operating lease to secure an office space in Beijing, PRC. The lease term for the Beijing office is from January 1, 2008 to December 31, 2010. The lease expense for the Beijing office was $57,909 and $165,448 for the three and nine months ended September 30, 2009, respectively. The lease expense for the Beijing office was $57,809 and $154,238 for the three and nine months ended September 30, 2008, respectively. Future minimum lease payments under non-cancellable operating lease agreement at September 30, 2009 are as follows:

December 31, 2009	$57,939
December 31, 2010	231,512
Total	$289,451

NOTE 11 – RELATED PARTY TRANSACTIONS AND BALANCES

For the three and nine months ended September 30, 2009, the Company's subsidiary, Yongye Nongfeng purchased inventories from Inner Mongolia Yongye amounting to $0 and $37,923,422, respectively. For the three months and nine months ended September 30, 2008, Yongye Nongfeng purchased inventories from Inner Mongolia Yongye amounting to $ 6,128,774 and $23,597,523, respectively.

As of September 30, 2009 and December 31, 2008, accounts payable related party were $5,424,246 and $46,739, respectively, and represented the payable for the purchases of inventories from Inner Mongolia Yongye. Due from related party was $192,741 as of December 31, 2008 which represented the payment the Company made on behalf of Inner Mongolia Yongye for audit fees and research and development fees in the year ended December 31, 2008. For the nine months ended September 30, 2009, the Company sold products of $2,220,083 to Hubei Longshangxing Xinnongcun Fuwu Youxiangongsi, which is 51% owned by Inner Mongolia Yongye, for the sale of fulvic acid plant based products.

As of September 30, 2009, the amount due to a related party was $1,443,489 which mainly represented the payable for the purchase of production buildings from Inner Mongolia Yongye (See note 1).

For the nine months ended September 30, 2008, the Company borrowed $1,638,581 from Yin Ping, the wife of CEO Mr. Zishen Wu, $762,524 from Inner Mongolia Yongye and $10,000 from Kim McElroy, a director of the Company who resigned in April 2008. The amounts are unsecured and non-interesting bearing, and were repaid in full as of December 31, 2008.

In March 2009, Yongye Nongfeng purchased machinery and equipment, vehicles and office equipment in the amount of $940,531 from Inner Mongolia Yongye. In September 2009, Yongye Nongfeng purchased production buildings in the amount of $1,442,750 from Inner Mongolia Yongye (See Note 1).

Yongye Nongfeng and Inner Mongolia Yongye entered a series of lease-exchange arrangement to lease land, buildings and equipment to and from each other as follows:

•
On June 1, 2008, a land lease agreement was entered into in which Yongye Nongfeng would lease land of 74,153 square meters from Inner Mongolia Yongye from June 1, 2008 to May 31, 2009. On June 1, 2009, upon the expiry of this agreement, Yongye Nongfeng and Inner Mongolia Yongye entered into another lease agreement in which Yongye Nongfeng would lease a land of 79,920 square meters and a production building from Inner Mongolia Yongye from June 1, 2009 to October 10, 2009.

•
On September 28, 2008, a building lease agreement and an equipment lease agreement were entered into in which Inner Mongolia Yongye would lease a building and certain equipment from Yongye Nongfeng from September 28, 2008 to September 27, 2009, which was terminated on June 1, 2009.

•
On March 15, 2009, an equipment lease agreement was entered into in which Inner Mongolia Yongye would lease a set of production equipment from Yongye Nongfeng from March 15, 2009 to May 31, 2009. On June 1, 2009, this lease agreement was terminated.

Pursuant to these agreements, both Yongye Nongfeng and Inner Mongolia Yongye did not charge any rental to each other for the lease.  Additionally, the estimated rental income to be received and the rental expense to be paid by the Yongye Nongfeng are not material to the Company’s 2009 and 2008 results of operations and therefore have not been included.

NOTE 12 - NET (LOSS)/INCOME PER SHARE

The following table sets forth the computation of basic and diluted (loss)/income per share for the periods indicated:

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Numerator used in basic net (loss)/ income per share:
Net (loss)/income attributable to Yongye International, Inc.	(7,041,265)	8,089,596	2,309,692	13,677,458
Decrease in fair value of derivative liabilities	-	(3,618,579)	-	(1,464,256)
Numerator used in diluted net income per share	(7,041,265)	4,471,017	2,309,692	12,213,202

Shares (denominator):

Weighted average ordinary shares outstanding-basic	32,730,054	21,594,470	29,926,052	17,194,563
Plus: weighted average incremental shares from assumed exercise of warrants	-	1,213,286	-	505,184

Weighted average ordinary shares outstanding used in computing diluted net income per ordinary share	32,730,054	22,807,756	29,926,052	17,699,747

Net (loss)/income per ordinary share-basic	(0.22)	0.37	0.08	0.80
Net (loss)/income per ordinary share-diluted	$(0.22)	$0.20	$0.08	$0.69

As of September 30, 2009, the Company had 3,161,051 ordinary shares equivalents outstanding that could potentially dilute basic income per share in the future, but which were excluded in the computation of diluted income per share in the periods presented, as their effect would have been anti-dilutive.

NOTE 13 - CONCENTRATIONS AND CREDIT RISKS

At September 30, 2009 and December 31, 2008, the Company had a credit risk exposure of cash in banks of approximately $3,508,408 and $4,477,477, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institution in the PRC with acceptable credit rating.

Five major customers accounted for 92% and one major customer accounted for 51% of the Company’s net revenue for the three months ended September 30, 2009. Five major customers accounted for 83% and one major customer accounted for 31% of the Company’s net revenue for the nine months ended September 30, 2009. Five major customers accounted for 99% and one major customer accounted for 65% of the Company’s net revenue for the three months ended September 30, 2008. Five major customers accounted for 97% and one major customer accounted for 41% of the Company’s net revenue for the nine months ended September 30, 2008. The Company’s total sales to five major customers were $26,724,973 and $73,451,769 for the three and nine months ended September 30, 2009, respectively. The Company’s total sales to five major customers were $18,091,398 and $43,766,085 for the three and nine months ended September 30, 2008, respectively. In addition, all these major customers are distributors in the PRC agriculture industry.

Three months ended September 30, 2009				Nine months ended September 30, 2009
Largest Customers	Province	Amount of Sales	% Total Sales	Largest Customers	Province	Amount of Sales	% Total Sales
Customer A	Jiangsu, Shanxi, Liaoning, Guangdong and Henan	14,840,002	51%	Customer C	Hebei	27,230,124	31%
Customer B	Inner Mongolia	4,614,438	16%	Customer B	Inner Mongolia	15,902,407	18%
Customer C	Hebei	3,672,634	13%	Customer A	Jiangsu, Shanxi, Liaoning, Guangdong and Henan	14,840,002	17%
Customer D	Hubei	1,900,374	6%	Customer F	Xinjiang	9,775,088	11%
Customer E	Shandong	1,697,525	6%	Customer G	Xinjiang	5,704,148	6%
Total		26,724,973	92%	Total		73,451,769	83%

Three months ended September 30, 2008				Nine months ended September 30, 2008
Largest Customers	Province	Amount of Sales	% Total Sales	Largest Customers	Province	Amount of Sales	% Total Sales
Customer C	Hebei	11,824,157	65%	Customer C	Hebei	18,697,216	41%
Customer F	Xinjiang	3,834,862	21%	Customer F	Xinjiang	13,108,763	29%
Customer B	Inner Mongolia	1,158,951	6%	Customer H	Gansu	5,633,389	13%
Customer E	Shandong	639,144	4%	Customer B	Inner Mongolia	4,708,453	10%
Customer H	Gansu	634,284	3%	Customer E	Shandong	1,618,264	4%
Total		18,091,398	99%	Total		43,766,085	97%

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

NOTE 14 – SUBSEQUENT EVENTS

The April Offering in 2008 and September Offering in 2008 included the issuance of warrants to purchase shares of our common stock (See Note 7). As of September 30, 2009, there were 2,914,827 warrants outstanding. Between
October 1, 2009 and November 12, 2009, the holders of 1,924,309 warrants exercised their warrants, resulting in the issuance of 1,653,548 shares of common stock with net proceeds of approximately $237,561. Roth, the placement agent also exercised the 246,224 warrants received in the May Offering in 2009 for 198,247 shares of common stock. Approximately 990,518 warrants remain outstanding after these transactions.

On October 9, 2009, Yongye Nongfeng obtained a bank loan of $2,925,003 (RMB20,000,000) with annual interest rate of 5.31% and the term of twelve months. Buildings of $2,718,110 and land use right of $4,188,750 initial carrying value were pledged for the bank loan.

On October 10, 2009, the Company completed the Yongye Nonfeng Restructuring, whereby the Company acquired the land use right related to the manufacturing plant buildings from Inner Mongolia Yongye. Prior to this date and past of the process to complete the Yongye Nongfeng Restructuring, the Company acquired certain productive assets, including equipment and the manufacturing buildings from Inner Mongolia Yongye (See note 1 and note 7). The consideration paid for assets acquired from Inner Mongolia Yongye (the “Yong Ye Assets Acquisition”) consisted of cash of $4.7 million and the transfer of the Company's 4.5% equity interests in Yongye Nonfeng. On October 10, 2009, the Company transferred 4.5% of its equity interest in Yongye Nongfeng to Inner Mongolia Yongye.  The main purpose of the Company to acquire these productive assets is to expand the Company’s manufacturing business.

The Company will account for the Yong Ye Assets Acquisition as a business combination under ASC 805 whereby the Company will recognize and measure the identifiable assets acquired (including any intangible assets) and any liabilities assumed.  Management has determined that the acquisition date for this business combination was the closing date or on October 10, 2009, which is the date when all conditions precedent to the closing were met, including obtaining all the required licenses and permits from the PRC government to operate the Yong Ye Assets, obtaining approvals from the PRC government, and on which the Company legally transferred the equity interest in Yongye Nongfeng to Inner Mongolia Yongye.

The initial accounting for the business combination is incomplete, as the Company is in the process to finalize the fair values of 4.5% equity interest in Yongye Nongfeng and intangible assets acquired, if any. Upon the finalization of the purchase price allocation and the fair value of the consideration transferred, the Company will recognize any goodwill resulting from this business combination.

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

Prior to the Share Exchange, we were a public “shell” company with nominal assets. We were incorporated in the State of Nevada on December 12, 2006 and were engaged in the business of offering sunless tanning services and selling tanning lotions. In 2008, we began to pursue an acquisition strategy, whereby we sought to acquire an undervalued business with a history of operating revenues in markets that provide room for growth.

Following the Share Exchange, we changed our name to Yongye Biotechnology International, Inc. and through our Cooperative Joint Venture subsidiary, Yongye Nongfeng Biotechnology Co. Ltd. (“Yongye Nongfeng”), are engaged in the research and development, manufacturing, distribution and sales of fulvic acid based liquid and powder nutrient compounds used in the agriculture industry.

Our headquarters is in Beijing, China and additional administrative offices and our manufacturing unit are located in Hohhot, Inner Mongolia, China. Currently, we sell two lines of products, both based on our fulvic acid compound base: a plant nutrition liquid compound and animal nutrition powder which is a food additive. Our products start with our proprietary fulvic acid base which is extracted from humic acid, and to which we add other natural substances to customize the base for use in our plant and animal product lines. Our plant products add naturally occurring macro and micro nutrients such as nitrogen, phosphorus, potassium, boron and zinc. Our animal products add natural herbs which help to reduce bacterial inflammation (mastitis) in cows. It also assists most animals digest food more completely and thus be more healthy. Based on industry research and government testing, we believe our proprietary technology for fulvic acid extraction creates some of the purest and most effective fulvic acid base on the market in China today. We believe our fulvic acid has a very light weight molecular composition, which may improve the overall permeability of cell walls, thus it allowing more complete transport of nutrients across plant membranes, and effectively strengthening the overall health of plants. We believe our proprietary process for extracting fulvic acid from humic acid and our patented process for mixing our plant nutrient and patent pending process for mixing our animal nutrient are key differentiators in the market. We believe this will help us ensure that we have a high quality product that we can control from procurement of raw materials to final production. We believe this also ensures our products provide reliable and predictable results from season to season.

In 2008, we sold approximately 5,100 tons of plant product (427,200 units), which represented 93% of revenue at USD $44.8M. We also sold approximately 6 tons of our animal product (approximately 98,000 units). This represented 7% of our total revenue or USD $3.25M. Yongye’s top 3 provinces by revenue for 2008 represented 82% of sales and were Hebei at $20,541,267 (43%), Xinjiang at $13,177,694 (27%) and Gansu at $ 5,663,011 (12%). By the end of 2008, our manufacturing partner’s capacity enabled us to sell approximately 10,000 ton per annum of Shengmingsu product. These facilities run at almost full capacity to meet peak season demands and store inventory for next year. On average, our Shengmingsu products sell for approximately $10,000 per ton.

Recent Developments

On June 11, 2009, we formed a corporation under the laws of the State of Nevada called “Yongye International, Inc.” (“Merger Sub”) and Yongye Biotechnology International, Inc. acquired one hundred of the shares of Merger Sub’s common stock for nominal cash. On June 23, 2009, Merger Sub was merged with and into Yongye Biotechnology International, Inc. As a result of the merger, Merger Sub ceased to exist and our corporate name was changed from “Yongye Biotechnology International, Inc.” to “Yongye International, Inc.” Except for the name change provided for in the Agreement and Plan of Merger, there was no change in our directors, officers, ownership structure or business.

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

On October 9, 2009, Yongye Nongfeng obtained a bank loan of $2,925,003 (RMB20,000,000) with annual interest rate of 5.31% and the term of twelve months. Buildings of $2,718,110 and land use right of $4,188,750 initial carrying value were pledged for the bank loan.

On October 10, 2009, the Company completed the Yongye Nonfeng restructuring, whereby the Company acquired the land use right related to the manufacturing plant buildings from Inner Mongolia Yongye. Prior to this date and past of the process to complete the Yongye Nongfeng restructuring, the Company acquired certain productive assets, including equipment and the manufacturing buildings from Inner Mongolia Yongye. The consideration paid for assets acquired from Inner Mongolia Yongye consisted of cash of $4.7 million and the transfer of the Company's 4.5% equity interest in Yongye Nonfeng. On October 10, 2009, the Company transferred 4.5% of its equity interest in Yongye Nongfeng to Inner Mongolia Yongye.  The main purpose of the Company to acquire these productive assets is to expand the Company’s manufacturing business.

The Company will account for the Yong Ye assets acquisition as a business combination whereby the Company will recognize and measure the identifiable assets acquired (including any intangible assets) and any liabilities assumed.  Management has determined that the acquisition date for this business combination was the closing date or on October 10, 2009, which is the date when all conditions precedent to the closing were met, including obtaining all the required licenses and permits from the PRC government to operate the Yong Ye assets, obtaining approvals from the PRC government, and on which the Company legally transferred the equity interest in Yongye Nongfeng to Inner Mongolia Yongye.

The initial accounting for the business combination is incomplete, as the Company is in the process to finalize the fair values of 4.5% equity interest in Yongye Nongfeng and intangible assets acquired, if any. Upon the finalization of the purchase price allocation and the fair value of the consideration transferred, the Company will recognize any goodwill resulting from this business combination.

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

Supply of Finished Goods

Before June 1, 2009, we purchased our finished goods from our main supplier, Inner Mongolia Yongye and then sold them through our distribution system. In order to generate greater profit margins, we set out to control our cost of goods sold and have put into place a fixed rate contract with our main supplier. Each quarter we will go through a review process with our supplier to adjust the fixed rate for the next quarter. We have not received any rate increases in 2008, or to date in 2009. Starting from June 1, 2009, we commenced the manufacturing of our product as part of the restructuring process. The Company obtained the building and land use right from Inner Mongolia on September 16, 2009 and October 10, 2009, respectively.

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

Seasonality

Our Shengmingsu products faces seasonality similar to other companies in our sector. In general, the first and fourth quarters are typically our slowest quarters and in 2008 we brought in approximately 20% and 6% respectively of our total net sales in these quarters. The second and third quarters drive the bulk of our overall sales with 36% and 38% respectively of the year’s net sales.

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

Additionally, we believe that several market conditions also bode well for us in the sales of our plant product during this time. Overall, the drought has impacted northern China and primarily large field crop growers such as wheat, corn and soy bean. Currently, our distributors concentrate on selling to farmers who grow economic crops such as tomatoes, celery, turnips, and carrots though in Xinjiang province our product is used on larger farms where field crops are grown such as Lajiao peppers. Additionally, in all drought situations, we believe that the drought resistant nature of our plant product will actually benefit crops because of the increased water retention characteristics of our product. Internal research has shown that fulvic acid has the ability to strengthen plant cells and root systems which then allows plants to retain water more effectively and use it more efficiently. This, along with other mitigating factors discussed above, should help us minimize the impact of the 2008 fall and winter drought on our sales in our current market area.

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

The goal is to maintain self-sufficiency in food production because no other country can feed the world’s biggest population, according to Sun.  ”Our strategy must be based on stable farmland, and seeking ways to improve yields,” Sun said in a speech to local officials, outlining the government’s near- and long-term agriculture policy and objectives. China, which harvested more summer crops, aims also to boost grain and oilseed output this year, Sun said. To ensure next year’s crops, officials must “stabilize” area planted in winter wheat and use idle land in the off season to grow rapeseed, Sun said.

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

RESULTS OF OPERATIONS
 Summary Statement of Operations Data

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

SALES
External customers	$29,279,473	$18,202,940	$85,766,709	$45,189,579
Related party	-	-	2,220,083	-

TOTAL SALES	29,279,473	18,202,940	87,986,792	45,189,579

COST OF SALES	13,435,326	9,278,944	41,274,810	21,697,964

GROSS PROFIT	15,844,147	8,923,996	46,711,982	23,491,615

SELLING EXPENSES	2,644,715	3,440,036	11,715,707	7,437,513

RESEARCH & DEVELOPMENT EXPENSES	69,871	-	1,482,888	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,365,075	453,683	2,495,797	1,265,808

INCOME FROM OPERATIONS	11,764,486	5,030,277	31,017,590	14,788,294

OTHER EXPENSES/(INCOME)
Interest Expense/(income), net	9,080	(65,785)	25,538	(66,563)
Other Expenses /(income), net	(174,593)	340,087	(187,330)	726,927
Increase/(decrease) in fair value of derivative liabilities	15,836,189	(3,618,579)	20,905,136	(1,464,256)

TOTAL OTHER EXPENSES/(INCOME), NET	15,670,676	(3,344,277)	20,743,344	(803,892)

(LOSS)/INCOME BEFORE PROVISION FOR INCOME TAXES	(3,906,190)	8,374,554	10,274,246	15,592,186

PROVISION FOR INCOME TAXES	3,089,047	227,537	7,836,270	822,302

NET (LOSS)/INCOME	(6,995,237)	8,147,017	2,437,976	14,769,884

LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	46,028	57,421	128,284	1,092,426

NET (LOSS)/INCOMEATTRIBUTABLE TO YONGYE INTERNATIONAL, INC.	(7,041,265)	8,089,596	2,309,692	13,677,458

OTHER COMPREHENSIVE INCOME
Foreign Currency Translation Adjustment	60,402	5,199	71,597	419,970

COMPREHENSIVE (LOSS)/INCOME	(6,934,835)	8,152,216	2,509,573	15,189,854

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	46,330	57,473	128,649	1,138,623

COMPREHENSIVE (LOSS)/INCOME ATTRIBUTABLE TO YONGYE INTERNATIONAL, INC.	$(6,981,165)	$8,094,743	$2,380,924	$14,051,231

Net (Loss)/income per share:
Basic	$(0.22)	$0.37	$0.08	$0.80
Diluted	$(0.22)	$0.20	$0.08	$0.69
Weighted average shares used in computation:
Basic	32,730,054	21,594,470	29,926,052	17,194,563
Diluted	32,730,054	22,807,756	29,926,052	17,699,747

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH THREE MONTHS ENDED
SEPTEMBER 30, 2008

Net Sales

Sales of $29,279,473 in the third quarter of 2009 was an increase of $11,076,533 from $18,202,940 in the same period in 2008, which was an overall increase of 61% in revenue.

This increase was driven by increased end-user demand throughout our market area and included the growth of several new test markets added throughout 2009 which then created demand from our distribution channels and ultimately from our direct customers, which are provincial level distributors.

Gross profit increased 78% over the prior period, which was an increase to $15,844,147 from $8,923,996, or $6,920,151, over the period ended September 30, 2008.

Gross margin increased between the two periods to 54% from 49%, or an overall 5% increase in margin due to the economies of scale of the company and the commencement of manufacturing business.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2009 was $13,435,326 which is 46% of revenues. This is an increase of $4,156,382 over the previous period which represents a 45% increase overall. As a percent of revenue, this represented a decrease of 5% when compared with the corresponding period in 2008, which was 51%. The cost of goods sold as percentage of revenue for the third quarter of 2009 the economies of scale of the company and the commencement of manufacturing business. Additionally, raw materials are kept at stable prices due to long-term contracts.

Sales by Product Line

The revenue of our plant product increased to $29,276,377 from $18,185,009 or 61% in the three months ended September 30, 2009 and the revenue of our animal product decreased to $3,096 from $17,931, or 83% in the three months ended September 30, 2009 compared to the same period in 2008.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $116,071 to $4,009,790 in the three months ended September 30, 2009 from $3,893,719 in the previous period in 2008. As a percentage of sales for the three months ended September 30, 2009, SG&A decreased 7% to 14% as compared to 21% of net sales in the three months ended September 30, 2008 due in part to a decrease of $1,264,962 in advertising expenses which resulted from a more efficient use of advertising resources; a slight decrease in freight expenses of $314,902; an increase in salaries and professional fees of $693,575; an increase in travel expenses of $413,333 and office expense of $360,100.

Research and Development

Additionally, we incurred $69,871 of research and development fees in the three months ended September 30, 2009 as compared to $0 in the three months ended September 30, 2008. This is a planned continued increase in the scope of our business as contemplated in the cooperation agreement when Yongye Nongfeng was established and will enable the Company to further develop the Shengmingsu brand of products.

Loss/gain on change in fair value of warrants

The warrants issued in April Offering, September Offering and May Offering were treated as derivative liabilities and measured at fair value through earnings. The change in fair value during the three months ended September 30, 2009 resulted in a charge to Consolidated Statement of Income of $15,836,189.  The increase in fair value of the warrants was primarily due to the increase in our stock price from $3.61 per share at June 30, 2009 to $8.35 at September 30, 2009.  Such change in fair value of the warrants resulted in a gain of $3,618,579 for the three months ended September 30, 2008.

Income Tax

The Company did not carry on any business and did not maintain any branch office in the United States during the three-month period ended September 30, 2009 and 2008. Therefore, no provision for withholding or U.S. federal income taxes on the undistributed earnings, if any, of the Company has been made.

The Company’s effective income tax rates excluding the non-taxable / non-deductible effect of the gain / loss in fair value of warrants issued to April Investors and September Investors were 25.89% and 4.78% for the three-month period ended September 30, 2009 and 2008, respectively. According to the approval from the local tax authority, Yongye Nongfeng was assessed to use the deemed profit method to determine the amount of income tax provision for the year ended December 31, 2008 which was based on 1.25% on its gross revenue. The deemed profit method is not applicable to Yongye Nongfeng for the year ending December 31, 2009. With effective from January 1, 2009, Yongye Nongfeng applied the statutory income tax rate of 25% on its assessable income in accordance with the relevant income tax rules and regulations of the PRC. For the three months ended September 30, 2009, the Company’s income tax expense was $3,089,047 and income tax payable as of September 30, 2009 was $7,288,478 as compared respectively to $227,537 and $414,997 for the three months ended September 30, 2008.

Net (Loss)/Income

Net income for the three months ended September 30, 2009 decreased by $15,130,861 to $(7,041,265) from $8,089,596 in the same period ended September 30, 2008, which was a 187% decrease. This also represented an overall decrease in net margin of 68% in the three months ended September 30, 2009 to -24% as compared to 44% in the same period ended 2008.

The decrease in our net margin is due to the combining effect of the improvement in our gross profit, the loss on change in fair value of warrants issued, the increase of our income tax expenses, the addition of R&D into our business scope and the increase in selling expenses, as described above.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH NINE MONTHS ENDED
SEPTEMBER 30, 2008

Thus far, in the nine months ended September 30, 2009 we have seen an increase of $42,797,213 in net sales over the same period in 2008 or a 95% growth rate. This demonstrates the results of our expanding distribution network among our eleven main provincial sales, particularly in central and southern provinces in the third quarter.

Net Sales

Sales of $87,986,792 in the nine months ended September 30, 2009 was an increase of $42,797,213 from $45,189,579 in the same period in 2008, which was an overall increase of 95% in revenue. This increase was driven by increased end-user demand throughout our eleven province market area and included the growth of several new test markets added in 2009 which then created greater pull through of product from our distribution channels and ultimately through our direct customers which are provincial level distributors.

Gross Profit

Gross profit also increased almost 100% over the prior period, which was an increase from $23,491,615 to $46,711,982, or $23,220,367, over the nine months ended September 30, 2008. Our gross margin increased slightly to 53% in the nine months ended September 30, 2009 compared to 52% in the same period ended September 30, 2008 due to the economies of scale of the company and the commencement of manufacturing business.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2009 was $41,274,810 which is 47% of revenues. This is an increase of $19,576,846 over $21,697,964 in the previous period which represents a 90% increase overall. However, as a percent of revenue, this represented and decrease of 1% when compared with the corresponding period in 2008, which was 48%.  This was mainly due to the economies of scale of the company and the commencement of manufacturing business. Additionally, raw materials are kept at stable prices due to long-term contracts.

Sales by Product Line

The revenue of our plant product increased 93% and the revenue of our animal product increased 22% in the nine months ended September 30, 2009 compared to the same period in 2008.

Selling, General and Administrative Expenses

SG&A expenses increased by $5,508,183 to $14,211,504 in the nine months ended September 30, 2009 from $8,703,321 in the previous period in 2008, which was a 63% increase. As a percentage of sales for this nine months ended September 30, 2009, SG&A decreased by 3% to 16% of net sales as compared to 19% in the nine months ended September 30, 2008 mainly due to a more efficient use of advertising resources. Overall increases included, and increase in advertising expenses of $3,747,652; increase in salaries of $821,083; and an increase in freight costs of $291,099 and traveling expenses of $520,375.

Research and Development

Additionally, we incurred $1,482,888 of research and development fees in the nine months ended September 30, 2009 as compared to $0 in the nine months ended September 30, 2008. This is a planned increase in the scope of our business as contemplated in the cooperation agreement when Yongye Nongfeng was established and will enable the Company to further develop the Shenmingsu brand of products.

Loss on change in fair value of warrants

The warrants issued in April Offering, September Offering and May Offering were treated as derivative liabilities and measured at fair value through earnings.  The change in fair value during the nine months ended September 30, 2009 resulted in a charge to Consolidated Statement of Income of $20,905,136.  The increase in fair value of the warrants was primarily due to the increase in our stock price from $1.60 per share at December 31, 2008 to $8.35 at September 30, 2009.  Such gain for the nine months ended September 30, 2008 was $1,464,256.

Income Tax

The Company did not carry on any business and did not maintain any branch office in the United States during the nine-month period ended September 30, 2009 and 2008. Therefore, no provision for withholding or U.S. federal income taxes on the undistributed earnings, if any, of the Company has been made.

The Company’s effective income tax rates excluding the non-taxable / non-deductible effect of the gain / loss in fair value of warrants issued to April Investors and September Investors were 25.13% and 5.82% for the nine-month period ended September 30, 2009 and 2008, respectively. According to the approval from the local tax authority, Yongye Nongfeng was assessed to use the deemed profit method to determine the amount of income tax provision for the year ended December 31, 2008 which was based on 1.25% on its gross revenue. The deemed profit method is not applicable to Yongye Nongfeng for the year ending December 31, 2009. With effective from January 1, 2009, Yongye Nongfeng applied the statutory income tax rate of 25% on its assessable income in accordance with the relevant income tax rules and regulations of the PRC. For the nine months ended September 30, 2009, the Company’s income tax expense was $7,836,270 and income tax payable as of September 30, 2009 was $7,288,478 as compared respectively to $822,302 and $414,997 for the nine months ended September 30, 2008.

Net Income

Net income for the nine months ended September 30, 2009 decreased by $11,367,766 to $2,309,692 from $13,677,458 in the same period ended September 30, 2008, which was a 83% decrease. This also represented an overall decrease in net margin of 27% in the nine months ended September 30, 2009 to 3% as compared to 30% in the same period ended 2008.

The decrease in our net margin is due to the combining effect of the improvement in our gross profit, the loss on change in fair value of warrants issued, the increase of our income tax expenses, the addition of R&D into our business scope and the increase in selling expenses, as described above.

Liquidity and Capital Resources

The Company has historically financed its operations and capital expenditures principally through paid-in capital by common stockholders, shareholder loans and bank loans. As is customary in the industry, we provide credit terms to most of our distributors which typically exceed the terms that we receive from our suppliers, in particular, during the three months ended September 30, 2009, we extended the normal credit terms for those customers with well-established trading from three months to six months, due to the expansion of our business and significant increase in purchase from customers. Therefore, the Company’s liquidity needs have generally consisted of working capital necessary to finance receivables and raw material and finished goods inventory. We believe that our existing cash, cash equivalents and from the proceeds of the May Offering and our new bank borrowings will be sufficient to meet our anticipated future cash needs for the remaining growing season. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Therefore, there can be no assurance that such additional investment will be available to us, or if available, that it will be available on terms acceptable to us.

In summary, our cash flows were:

Net cash used in operating activities decreased by 16% in the nine months ended September 30, 2009 or $1,277,409 to $6,841,755 from $8,119,164 for the period ended September 30, 2008. These changes were mainly brought by the significant increase of $42,797,213 in sales resulting in an increase of $10,872,805 in net income excluding changes in fair value of derivative liabilities which was offset by $19,642,017 increase in accounts receivable and $8,143,462 increase in cash used for inventory. In addition, due to the higher sales, the Company purchased more from its suppliers, resulting in higher cash provided by accounts payable to both related party and third parties by $12,015,533. Cash provided by income tax payable also increased by $6,780,629 due to the increase in Yongye Nongfeng’s profit before income tax and income tax rate.

The changes described above were generally due to the fact that our largest customers typically pay us in 6 months after we ship products to them which is done according to the terms set in the agreement with them.  Because we are constrained by the seasonal forces and the elongated payment terms of the agriculture industry, we slowly build up accounts receivable starting in the first quarter and more rapidly add to this throughout the peak season of the second and third quarter. As the end of the year approaches, we typically have had the ability to collect a great deal of our receivables so as to start the new year with a much lower balance. Additionally, due to the seasonal nature of the agriculture industry, the peak season for the sale of our product is in the second and third quarters of the year.  We normally build up inventory in the first and fourth quarters to prepare for shipments to customers as they order product for the peak selling season in the second and third quarters.  The significant increase in the balance of inventory we typically experience is in line with our business practices.

Net cash used in investing activity decreased by $960,275 or 27% to $2,655,816 in the period ended September 30, 2009 compared to $3,616,091 the same period ended in 2008. It was because our large investment in property, plant and equipments of $3,493,192 and intangible assets of $122,899 when Yongye Nongfeng was founded for the nine months September 30, 2008, while investment in property, plant and equipments for the nine months ended September 30, 2009 was $2,655,816.

Net cash provided by financing activities decreased by $9,653,865, or 53% to $8,540,155 in the period ended September 30, 2009 which was mainly due to the May offering which raised $8,984,488 in proceeds while the April Offering and September Offering in 2008 raised a total of $19,350,650.

Working capital at September 30, 2009 increased by $8,158,102 to $31,429,342 from $23,271,240 or 35% over September 30, 2008.

Summary consolidated balance sheet data:

	September 30, 2009	December 31, 2008

Cash	$3,508,408	$4,477,477
Accounts Receivable, net	43,349,508	2,748,042
Inventory	30,954,407	20,708,193
PP&E, net	8,960,365	5,368,074
Total assets	87,605,298	34,504,261
Total current liabilities	47,127,879	5,769,494
Long term debt	341,554	230,121
Total equity	$40,135,865	$28,504,646

Property, plant and equipment increased by $3,592,291, or 67% to $8,960,365 at September 30, 2009 from $5,368,074 at December 31, 2008, which was largely due to the purchase of buildings for $1,442,750 and the acquisition of equipment for $577,191 from Inner Mongolia Yongye, the construction of buildings and structures for $544,446, and 23 newly acquired vehicles for $1,010,174.

Total current liabilities increased by $41,358,385 to $47,127,879 at September 30, 2009 from $5,769,494 at December 31, 2008, which was largely due to the increase of 20,169,191 in fair value of warrants issued to April Investors, September Investors and Roth resulting from the significant increase of our stock price; accounts payable of $12,006,390 and income taxes payable of $7,069,112, both of which increases were due to the significant increase in sales and subsequent increased purchases of inventories and increased taxes payable due to the increase in the Company’s statutory tax rate; and due to a related party Inner Mongolia Yongye of $1,443,489 which is the unpaid consideration for the buildings we acquired from it.

Total equity increased by $ 11,631,219 to $40,135,865 at the end of September 30, 2009, compared to $28,504,646 at December 31, 2008. The increase in our total equity was primarily due to increase in paid in capital of $9,115,603 which was mainly from the May Offering, and increase in retained earnings $2,309,692 due to the net profit earned during the period.

Accounts receivable Days Sales Outstanding here is defined as average accounts receivable for the period divided by net sales per day and increased 22 days to 126 days for the three months ended September 30, 2009 from 104 days in the same period ended 2008, because key distributors are using our credit terms to drive additional sales. The Accounts receivable Days Sales Outstanding increased by 84 days to 126 days for the three months ended September 30, 2009 from 42 days in the three months ended June 30, 2009 primarily due to our slowest season in the first quarter resulting in a lower accounts receivable balance and our change in the credit period from three months to six months starting from the third quarter. Days Sales in Inventory here is defined as average inventory divided by cost of sales per day and increased by 162 days to 198 days in the three months ended September 30, 2009 from 36 days in the same period ended 2008 because we started to carry all inventories after we completed the restructuring process while significant amount of inventory was carried by Inner Mongolia Yongye before.

Foreign Currency Translation and Transactions

The financial position and results of operations of the Company’s Chinese subsidiaries are determined using the local currency (Chinese Yuan) as the functional currency, while the reporting currency is the US dollar. Assets and liabilities of the subsidiaries are translated at the prevailing exchange rate in effect at each period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income statement accounts are translated at the average rate of exchange during the period. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in equity. Gains and losses resulting from foreign currency transactions denominated in other than the functional currency are included in operations as incurred. Such gains and losses were immaterial for the three months ended September 30, 2009 and 2008.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations and that such information is accumulated and communicated to our management, including its Principal Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Principal Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Primarily, we have engaged an outside consulting firm to assist us in the implementation of SOX 404 compliance controls and procedures and we have concluded the review and testing of all the key business cycles. This has been done to provide assurance that our unaudited consolidated financial statements included in this quarterly report were prepared in accordance with generally accepted accounting principles (“GAAP”) and fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. The result of the last testing process has concluded that there are no material weakness in our internal controls over financial reporting.

Specifically, this project has included implementing controls over sales and receivables, inventory, purchasing and payments, production cost accounting, financial reporting and taxes, currency and capital management, expense management, fixed asset management and overall management controls. We believe that the foregoing actions, as they have been implemented, have improved our internal control over financial reporting, as well as our disclosure controls and procedures. Our management, with the oversight of our audit committee, will continue to identify and take steps to remedy known material weaknesses as expeditiously as possible and enhance the overall design and capability of our control environment.

Although the management of our Company, including the Principal Executive Officer and the Chief  Financial Officer, believes that our disclosure controls and internal controls currently provide reasonable assurance that our desired control objectives have been met, management does not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls over Financial Reporting

During the period covered by this quarterly report on Form 10-Q, except for the actions  taken above there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, the Company is not required to make disclosures under this Item 1A.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Loan Agreement dated October 9, 2009 by and between Inner Mongolia Yongye Nongfeng Biotechnology Co. Ltd. and Hohhot Branch of China Citic Bank.
10.2	Maximum Mortgage Agreement dated October 9, 2009 by and between Inner Mongolia Yongye Nongfeng Biotechnology Co. Ltd. and Hohhot Branch of China Citic Bank.
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yongye International, Inc.

	By:	/s/ Zishen Wu
Name: Zishen Wu
November 13, 2009		Title: Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Officer (Principal Financial and Accounting Officer)