Form 10-K
period 2009-12-31
Yongye International, Inc.
filed 2010-03-15
CIK 1398551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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
Yes ☐ No ☒

The aggregate market value of the 24,936,637 shares of common equity stock held by non-affiliates of the Registrant was approximately $90,021,259 on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on the most recent date on which a trade in such stock took place prior thereto.

There were a total of 44,532,241 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of March 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
(2)	Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and information relating to Yongye International, Inc., that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Important factors that may cause actual results to differ from those projected include the risk factors specified above. Notwithstanding the above, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered as an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

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

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to:

•	“Yongye,” “we,” “us,” “YGYB,” “the Company” or “our Company” are references to Yongye International, Inc.;

•	“Yongye Nongfeng”, “CJV” or “YNFB” are reference to Yongye Nongfeng Biotechnology Co., Ltd.;

•	“Inner Mongolia Yongye”, “YBL” or “Yongye Biotechnology, Co.”are references to Inner Mongolia Yongye Biotechnology Co., Ltd.

•	“China” and “PRC” are a reference to the People’s Republic of China;

•	“RMB” is a reference to Renminbi, the legal currency of China;

•	“U.S. dollar,” “$” and “US$” are a reference to the legal currency of the United States;

•	“SEC” is a reference to the United States Securities and Exchange Commission;

•	“Securities Act” is a reference to Securities Act of 1933, as amended; and

•	“Exchange Act” is a reference to the Securities Exchange Act of 1934, as amended;

Part I
ITEM 1 Business

Business Overview

       We are engaged in the manufacture, research, development and sale of fulvic acid based liquid and powder nutrient compounds for plants and animals respectively which are used in the agriculture industry. Currently, we manufacture and sell two principal products. Our universal liquid plant product consists of our fulvic acid compound base mixed with additional nutrients that plants typically need to grow. It is applied to various types of crops by mixing with water and spraying directly on the plants, typically in conjunction with normal fertilizer and pesticide usage. Our animal product is a powder and consists of our fulvic acid base compound mixed with other nutrients and Chinese herbs. Our animal product is currently targeted at and administered to dairy cows by mixing the powder product with cows' food as its antibiotic-type properties typically help decrease inflammation and alleviate pain due to mastitis which occurs as a result of milking. Both of our current products are marketed under the name Shengmingsu. We have been engaged in the development of liquid plant products that are tailored for specific crops and powder animal products for cows, pigs, chickens and sheep. These products will supplement our current product offering.

We believe our proprietary process for extracting fulvic acid from humic acid, our patented process for mixing our liquid plant product and our patent-pending process for producing our powder animal product differentiate us in the China market and enable us to provide high quality products that deliver reliable results for the end users of our products from season to season.

On December 6, 2008, the Inner Mongolia Autonomous Region Scientific and Technology Bureau (IMARSTB), thoroughly reviewed scientific and economic data provided by the Company and reached the opinion that our liquid plant product effectively increases agricultural output, improves the utilization rate of fertilizer, enhances a plant’s resistance to disease and has a lighter weight and higher bio-activity than the other products it tested. In addition, the IMARSTB concluded that large scale experimentation has proven that our product can increase overall yields of staple crops, such as wheat and rice, and vegetables by 10-20% and 15-30%, respectively, while also improving product quality. In a separate study, the IMARSTB concluded that our extraction process is more efficient and produces purer fulvic acid as compared to traditional extraction methods.

Industry and Market Overview

China Agriculture Industry

Limited and Shrinking Arable Land

China devotes less of its land to agricultural cultivation than most nations as reported in the October 3, 2008 article in China Daily. Currently, crop production in China is limited to approximately 301 million acres of arable farm land, which is approximately 14% of China's land according to a survey conducted by China's National Bureau of Statistics in 2008, or 0.2 acres of arable farm land per person, which is approximately one-third of the global per capita average and half of the United States’ per capita amount of land devoted to agricultural production.

Moreover, increasing urbanization and desertification in China is encroaching upon farmland, thereby decreasing the amount of land available for crop production. According to the Chinese Academy of Sciences, since 1996, China has lost approximately 6.4% of its arable land to urbanization and China approves approximately 658,667 acres of land for construction each year, which impacts approximately 464,454 acres of farmland, as its urban population continues to increase. In 2006, China's urban population accounted for approximately 43.9% of its total population and projections suggest that percentage will reach 70% by 2050. In addition, desertification, the transformation of arable or habitable land to desert due to climate changes, claimed 296,460 acres of China's land in 2007 according to the Ministry of Land and Resources.

Pollution, especially by heavy metals, erosion and the overuse of fertilizers also threatens to render currently arable land unusable or less productive for agriculture.

Source: National Statistics Bureau of China; Ministry of Land and Resources; Reuters

Increasing Wealth is Expected to Increase Spending on Agricultural Products

As the economy grows and individual purchasing power expands in China, demand for more food products with higher quality is expected to increase. According to the Asian Development Bank, over 50% of China’s population is comprised of low income, rural farmers. An April 2009 study by the Chinese Academy of Sciences indicates that China’s government has made the raising of rural income levels, especially in Western China, a top economic and social goal and expects annual rural income to grow between 5% and 10% through 2010. Data from the Economic Research Service of the United States Department of Agriculture shows that increased income among a large portion of a population leads to higher consumption of meat, fruit, vegetables, poultry and dairy products.

Government Support for the Agricultural Industry

According to an article published in the Guangming Daily Newspaper, in 2009, China’s government budgeted RMB 595.5 billion for spending on agriculture, rural areas and farmers, an increase of 37.9% from the previous year. The newspaper article also reported that the budget included RMB 102.9 billion, twice the amount from the previous year, in direct subsidies for grain production and purchases of agricultural materials. China’s government is planning additional farm subsidies and land reform initiatives, and to eliminate certain agricultural taxes and promote the production of organically grown products by setting new standards. We believe that these government policies will encourage growth in China’s agricultural industry and that we will benefit from such growth.

China Fertilizer Industry

Fertilizers are traditionally classified as either organic fertilizers or chemical fertilizers. Organic fertilizers are naturally occurring mineral deposits or naturally occurring compounds manufactured through industrial processes.  Chemical fertilizers are also manufactured using naturally occurring deposits, but the compounds are chemically altered. While the use of chemical fertilizers is known to improve crop yields, chemical fertilizers may have long-term adverse impact on the organisms living in soil and a detrimental long-term effect on productivity of the soil. When properly applied, organic fertilizers can improve both the health and productivity of soil and plants, as they provide essential nutrients that encourage plant growth, and thereby increase agricultural yields.

According to China’s National Bureau of Statistics, between 1991 and 2007, the average grain yield per acre grew 26.5% in China, as the country’s chemical fertilizer use increased 54.1% during the same period. However, this increase in yields resulting from increased use of chemical fertilizers appears to have damaged soil and contributed to water pollution in China. According to the China Agriculture Statistical Year Book, 70% of the nutrients existing in China’s soil in 1980 were lost by 2005 due to overuse of chemical fertilizers. We believe that there is a growing recognition among Chinese farmers and Chinese government officials that the use of chemical fertilizer should be replaced with alternative means of increasing productivity and, therefore, expect that demand for organic plant fertilizers and nutrients will grow.

Source: National Statistics Bureau of China

The rise of a green food industry in China is also increasing demand for organic fertilizers. According to the China Green Food Development Center, a governmental agency, China’s domestic sales of green food increased at a compound annual growth rate of 26.0% from RMB 50 billion in 2001 to RMB 200 billion in 2007, and during the same period, China’s exports of green food increased at a compound annual growth rate of 33.8%, from US$400 million to US$2.3 billion. We believe China’s domestic market for green food will continue to expand as individual purchasing power grows in China.

Source: China Green Food Development Center

China’s Dairy Market

The growth of China’s economy has lead to growth in consumer demand for dairy products and China’s government has attached great importance to the development of this industry, particularly after a food safety incident in China involving milk adulterated with melamine was widely reported in the international media during 2008.

According to The McKinsey Quarterly, the Chinese dairy market generated total revenues of approximately $18 billion in 2008, representing a compound annual growth rate of 7.8% for the period spanning 2004-2008, and is expected to grow to nearly $20 billion by the decade’s end. However, according to a research report published by Beijing Orient Agribusiness Consultant Ltd., China’s average milk production per cow is only about 4,100kg in 2006, which is 60% of the average per cow yield in developed countries. One major reason for this low production is mastitis, an inflammation of the teats that slows down milk production. The Chinese Journal of Veterinary Medicine has reported that, in China, 50-80% of the cows have some form of mastitis which develops during milk production.

Source: McKinsey Quarterly; National Bureau of Statistics of China

Competitive Advantages

We believe that we our competitive advantages include the following.

Unique and scalable distribution model. We sell our products in China through an effective distribution model comprised of provincial distributors who purchase our products and sell them through a chain of local distributors whose terminal sales point is either a retail store or a large farm. We provide advertising support, training as well as indoor and outdoor promotional display materials for our products to our branded stores, and, in return, these stores agree to prominently display our products along with these materials, and to have the store front painted with Yongye colors. Our provincial level distributors are our direct customers. We do not receive any payments from the retail stores selling our products, including the branded stores, and the stores may sell our competitors' products.

As of December 31, 2009, we sold our products through 8 provincial distributors and 9,110 branded stores in nine provinces, two autonomous regions and several test markets in northern, central and southern China. .

We believe our unique distribution model has the following benefits:

•	We leverage our distributors local knowledge and resources to enable quicker entry into new markets, more efficient qualification of branded stores and better communication with farmers.

•
We have a highly scalable and replicable distribution model that can be replicated in new markets. We are thus uniquely situated amongst our competitors to take advantage of China’s growing market for fulvic acid based products. The significant expansion of our distribution network since 2008 has paralleled our robust growth in sales during the same period.

•
Our “branded store” concept creates a highly synergistic partnership among Yongye, our distributors and our branded stores. We believe retail store owners embrace the branded store concept because they typically experience higher customer traffic and generate more sales as their stores become more prominent from the promotional displays and technical support we provide them, and from our product advertising. We believe our advertising campaign also effectively develops sales for distributors by attracting store owners to our branded store network. With satisfied distributors and branded stores, we are able to quickly scale up our distribution network and provide better service to our customers.

Name brand recognition supported by integrated marketing campaign. Both of our current products are marketed under the name Shengmingsu and we believe our integrated marketing campaign has led to widespread recognition of our brand name by farmers in the areas serviced by our distribution network.

Our strategy is to build the Yongye brand by getting closer to farmers through both media channels as well as indoor and outdoor displays. We work with our distributors to coordinate advertisements on local television channels and in local newspapers, and, in 2009, we began running an advertisement campaign on CCTV-7, which is the national agriculture channel in China. We decorate the exterior of our branded stores with Yongye color and banners, and our branded stores prominently display our products alongside promotional display materials that we provide. We create posters with village-specific case studies that demonstrate a farmer’s incremental revenue, original investment and harvesting time saved from using our products. We believe these case studies have been a highly effective manner of marketing as they translate our product efficacy directly into dollar terms and are communicated through stories which are highly relevant to farmers.

In addition, we support our distributors and farmers by providing product training courses, conferences and seminars, product demonstrations, and educational pamphlets, magazines and infomercials. Moreover, our products are associated with increased yields and quality due to testing and analyses by the IMARSTB that we have strived to publicize.

Proprietary extraction process for high-quality fulvic acid backed by strong research and development platform. We have developed a proprietary extraction process for deriving fulvic acid from humic acid, which produces a high-quality fulvic acid compound. As mentioned earlier, the IMARSTB has concluded that our extraction process is more efficient and produces purer fulvic acid as compared to traditional extraction methods.  Based on both internal and industry studies, we believe our proprietary fulvic acid extraction process is unique in the industry in that it allows us to create products that are more effective than other fulvic acid mixtures on the market.

In addition to our internal research and development team with extensive experience in the agricultural research fields, we have established project partnerships with certain prestigious national and local agricultural universities and research institutes including Inner Mongolia Agricultural University, Chinese Academy of Agricultural Sciences, Beijing University of Agriculture and Inner Mongolia Academy of Agricultural Sciences.

Compelling value proposition of return on investment for farmers. Our patented plant product and patent-pending animal product mixture processes are the result of large scale experimentation to produce specific formulae. Our internal experimentation with our products demonstrates increased production yields, shorter harvest times, extended life cycles, and enhanced crop taste, nutrition and appearance. As mentioned earlier, the IMARSTB concluded that it believes our product can increase overall yields of staple crops, such as wheat and rice, and vegetables by 10 – 20% and 15 – 30%, respectively, while improving product quality.

Strength and experience of management team. We believe that our management team collectively has a great deal of experience in our relatively new market for fulvic acid based products in China. Our chief executive officer, Wu Zishen, in particular, has eight years of such experience in our new market alone.  Additionally, our senior management team have many years of experience and strong education background in the Chinese agricultural industry, marketing and distribution, finance and general management.

Growth Strategies

Our strategic growth plan for 2010 consists of the following key elements.

Pursue vertical integration strategy to improve control of raw material supply while continuing to increase our fulvic acid production capacity. We plan to pursue vertical integration by seeking to acquire lignite coal resources and constructing a new manufacturing facility nearby that would be capable of extracting humic acid from coal and producing 20,000 tons per year of our liquid plant product and 10,000 tons per year of our powder animal product. If we are able to successfully execute this strategy, we expect that our gross margins will increase as the cost of obtaining humic acid is currently the largest component of our cost of sales.

In addition, we plan to acquire certain portions of our distribution channels from specific distributors that have strong, established branded store networks. We believe executing this initiative will enable us to establish more direct control over sales to branded stores and large farms, improve our profit margins, and decrease the risk of customer concentration and increase visibility.

We expect to benefit from the continued growth in consumption of agriculture products in China and we believe we are well positioned in the market to capture opportunities that arise.

Geographic expansion of our distribution and branded store network. We believe that there is significant market potential for our products across China and we plan to continue to enhance our coverage and penetration of the Chinese markets for plant and animal nutrients in order to increase our market share and commercial opportunities. We believe this will further expand our immediate and long term revenue base. We believe that we can benefit from the growing market demand resulting from the increased need to boost agricultural productivity and decrease the overuse of chemical fertilizers and the rising preference for “green” food in China. In addition to driving further penetration in our historical markets, we plan to increase our distribution network, particularly in central and southern China. We will also work to ensure continued successful replication of our branded store model in new markets by leveraging our provincial distributors capabilities to select high-quality branded stores, by continuing to provide our distributors with value-added technical product and sales leadership training, and through our integrated marketing campaigns.

Enhance brand recognition on national and local levels. We will continue to advertise in national and local media to develop our brand image and increase our exposure in target markets and to provide training and technical support to our distributors, branded stores and farmers. We will also plan to add new product demonstration sites over the coming years in various locations throughout China to complement our existing site in Hohhot, Inner Mongolia.

Share Exchange

We were incorporated in the State of Nevada on December 12, 2006 under the corporate name “Golden Tan, Inc.” At that time, we were engaged in the business of offering sunless tanning services and selling tanning lotions. In 2008, we began to pursue an acquisition strategy, whereby we sought to acquire an undervalued business with a history of operating revenues in markets that provide room for growth.

On April 17, 2008, we entered into a share exchange agreement with Fullmax Pacific Limited, a company organized under the laws of the British Virgin Islands (“Fullmax”), the shareholders of Fullmax, who together owned 100% of the equity of Fullmax, and our principal shareholder. Pursuant to the share exchange agreement, the Fullmax shareholders transferred to us 100% of Fullmax’s equity in exchange for 11,444,755 shares of our common stock (the “Share Exchange”). As a result of the Share Exchange, Fullmax became our wholly owned subsidiary.

Restructuring

At the time we acquired Fullmax, it had acquired some of the principle assets that form the basis of our trading business from Inner Mongolia Yongye Biotechnology Co., Ltd., a company organized under the laws of the PRC (“Inner Mongolia Yongye”), and owned and controlled by Wu Zishen, our chairman, chief executive officer and president. The first step in this process occurred in November 2007, when Fullmax’s wholly-owned subsidiary, Asia Standard Oil Limited, a Hong Kong company (“Asia Standard”) entered into a Sino-foreign cooperative joint venture agreement with Inner Mongolia Yongye (the “CJV Agreement”). The CJV which was formed was Yongye Nongfeng Biotechnology Co., Ltd (“Yongye Nongfeng”).

In connection with a September 2008 private placement of our common stock, we agreed with the investors participating in the transaction to complete the remaining steps necessary for acquiring the assets that form the basis of our operations from Inner Mongolia Yongye. We completed these remaining steps, which we refer to as the “Restructuring” in this prospectus, on October, 2009. Prior to the Restructuring, Inner Mongolia Yongye owned and operated the principle assets of our business and had been in the business of researching, producing and selling its own fulvic acid based plant and animal products since 2003. Until Yongye Nongfeng obtained the required license to produce our products in May 2009, Inner Mongolia Yongye manufactured such products exclusively for us.

As part of the Restructuring and pursuant to the CJV Agreement, Inner Mongolia Yongye transferred to Yongye Nongfeng its management and other personnel, and the land, buildings and equipment comprising its manufacturing facility. In addition, Inner Mongolia Yongye assisted with obtaining the necessary governmental approvals required for these transfers, as well as with the issuance in May 2009 by the PRC Ministry of Agriculture of a fertilizer license, the patented technology under which was formerly held in the name of Inner Mongolia Yongye, to Yongye Nongfeng.

All of our operations are conducted through Yongye Nongfeng. Pursuant to the terms of the CJV Agreement, we are entitled to 95% of the profits of Yongye Nongfeng and Inner Mongolia Yongye is entitled to 5%.  Wu Zishen, our chairman, president and chief executive officer, owns 91.7% of the outstanding equity interests of Inner Mongolia Yongye and, therefore, is entitled to a portion of the profits of Yongye Nongfeng that are payable to Inner Mongolia Yongye. In addition, Mr. Wu and Inner Mongolia Yongye are parties to an employment agreement, pursuant to which Mr. Wu is employed as chairman and chief executive officer of Inner Mongolia Yongye.

The following chart reflects our current organizational structure as of the date hereof. The ownership percentages of Yongye Nongfeng are approximations.

*
Pursuant to the terms of the CJV Agreement, as amended, we are entitled to 95% of the profits and liquidation distributions of Yongye Nongfeng and Inner Mongolia Yongye is entitled to 5%. In preparing the consolidated financial statements, Inner Mongolia Yongye was treated as a 5% noncontrolling interest as of December 31, 2009.

Our Principal Products and Services

The base of our product is our own proprietary fulvic acid base compound, which is extracted from humic acid. Fulvic acid is a complex, acidic, biochemical polymer which is either created naturally through the decomposition of plant material, or can be produced through a manufacturing process. Fulvic acid binds itself to and strengthens the cell walls of plants and cell membranes of animals, thereby increasing the ability of cells to retain vitamins and minerals and to fight sickness and disease. Fulvic acid also acts as a transport agent, dissolving into itself and delivering nutrients that stimulate cell growth, increasing oxygen intake into cells, and binding with and removing toxins such as heavy metals and other pollutants. These attributes maximize enzyme development, which results in better nutrient uptake in plants and digestion in animals.

Liquid Plant Product

Our universal liquid plant product consists of our fulvic acid compound base and nutrients that plants need to grow, and can be applied to various types of crops by spraying the liquid product directly on the plants, typically in conjunction with fertilizers and pesticides. We primarily sell our plant product by the 100 milliliter bottle and in cases of 100 bottles per case.

We believe that when used correctly, our product can help farmers more efficiently use fertilizers and pesticides, which may reduce the farmers’ overall input costs and environmental damage to the farmers’ land. While each crop varies in response to our plant product, we believe based on internal studies that farmers may be expected to experience yield increases on par with the following results when our plant product is properly used along with sufficient amounts of fertilizer and water:

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

Source: Company research

Powder Animal Product

Our animal nutrient product is a powder which consists of our fulvic acid compound base, with additional nutrients and Chinese herbs that reduce inflammation, and is currently targeted at and administered to dairy cows through mixture with cow feed. We sell our animal product in bags that contain 20, 300 gram packets. In a typical regime, one cow will digest 150 grams daily over a 100 day period.

Our animal product’s ability to reduce inflammation makes it attractive to Chinese farmers because of the prevalence of mastitis, an inflammation of the teats that slows down milk production, which is common in the global dairy industry. The Chinese Journal of Veterinary Medicine has reported that, in China, 50-80% of the cows have some form of mastitis, which is typically treated with antibiotics according to the “Handbook of Organic Food Safety and Quality” (International Standard Book Number 0849391547). Although antibiotics can clear up bacterial infections when used correctly, overuse of antibiotics can lead to drug-resistant strains of bacteria and antibiotics kill healthy gut bacteria, which is vital to a healthy immune system. By using our animal product, Chinese farmers can avoid costs and problems associated with the use of antibiotics to treat mastitis.

Our internal studies show that administration of our animal product to cows increases milk production and milk quality in cows, improves immunity, reduces mastitis and the need for antibiotics, and improves digestion and growth rate.

New Products

We are evaluating the prospects for introducing animal products designed for pigs, chickens and sheep.

We have not introduced any new plant products in 2009 as we believe the market demand for our universal plant product has remained strong. However, we are examining market opportunities for introducing plant products targeted at corn, peppers, wheat, rice, cucumbers, tomatoes, cotton, potatoes, sunflowers, grapes, tropical fruits and flowers.

In 2010, we will continue to evaluate opportunities to develop market driven additions to our product lines.

Production

Raw Materials

The principal raw material used in the manufacture of fulvic acid is humic acid. Humic acid is a naturally occurring organic soil matter that exists in coal, peat, oceans and fresh waters. The best sources of humic acid are lignite coal and leonardite coal. China is rich in humic acid resources and its lignite coal reserves are large, widely distributed and high in quality. According to the United States Energy Information Administration, China has approximately 52.3 billion tons of recoverable lignite coal reserves, ranking third in the world.

The humic acid we use comes from lignite coal or leonardite coal which is mined in Inner Mongolia and can be purchased at normal market rates and is typically sold on a per ton basis. We purchase humic acid from suppliers. As the industry is experiencing rapid growth, we believe it is important to control the input of humic acid. Currently, we have two principal suppliers which are both in Hohhot: Wuchuan Shuntong Company and Wuchuan Sanda Company. Wuchuan Shuntong is our largest supplier, providing us with more than 90% of our humic acid raw material. Wuchuan Shuntong has dedicated one production line to us and has based its production design on our specific technical requirements. The other supplier contributes to our additional humic acid needs.

We use various other ingredients during the production process, including nutrients and Chinese herbs. These additional ingredients can be readily obtained in local markets and do not carry special technical requirements.

Manufacturing Process

The manufacture of our products begins with our proprietary process for extracting fulvic acid from humic acid and creating the fulvic acid compound base used in both our liquid plant product and our powder animal product. We have determined that this first step in our manufacturing process will remain a trade secret due to its importance in the creation of our final product. If we were to patent this process, we would necessarily have to publicly disclose certain information as part of the patent application, and thus risk losing the competitive advantage we believe we currently have.

After we have created our fulvic acid compound base, we mix it with special nutrients and other components specific to our plant and animal products, and, in the case of our animal product, convert the resulting mixture into a powder. These processes and mixtures are covered by current and pending patents.

Manufacturing Outsourcing Contract (10,000 Tonnes Per Annum Capacity for Plant Product)

From January 2008 until June 1, 2009, Yongye Nongfeng Biotechnology had an outsourcing contract with Inner Mongolia Yongye for the production of our finished nutrient product. From January 2008 until September 2008, the manufacturer was running at 2,000TPA capacity, but after constructing a new 8,000TPA facility, capacity was increased to 10,000TPA.

Raw Materials and Our Principal Suppliers

The humic acid we use is extracted from lignite coal by local humic acid producers. They purchase lignite coal from nearby mines located in Inner Mongolia and extract humic acid and sell it to us. Leonardite coal is defined as highly oxidized low grade lignite that contains a relatively high concentration of the smaller molecular units (fulvic acids (FA). According to the United States Energy Information Administration, China has approximately 52.3 billion tons of recoverable lignite coal reserves, ranking third in the world. Both lignite coal and humic acid can be purchased locally at normal market rates on a per ton basis.

We believe we are able to produce a high quality fulvic acid base product by controlling the input of humic acid from direct, contracted suppliers. Currently, we have two principal suppliers which are both in Hohhot: Wuchuan Shuntong Company and Wuchuan Sanda Company. Wuchuan Shuntong is our largest supplier, providing us with more than 90% of our humic acid raw material. Wuchuan Shuntong has dedicated one production line to us and has based its production design on our specific technical requirements. The other supplier contributes to our additional humic acid needs.

In addition to humic acid, we also utilize various different components in our production process, all of which can be readily obtained from numerous sources in local markets and require no special purchase requirements.

Packaging and Shipment

Our liquid plant product is primarily packaged in 100 milliliter bottles and in cases of 100 bottles per case. Our powder animal product is packaged in bags that contain 20, 300 gram packets. Each type of packaging material, along with packaging labels, are purchased from three to four separate manufacturers as these materials are readily available in the market.

After packaging our products at our manufacturing facility, we engage a third party to ship them to our distributors and we bear the risk of loss until our products are received by our distributors.

Quality Control

We have implemented and maintain strict quality control procedures. In July 2007, Inner Mongolia Yongye received ISO 9001:2000 accreditation after a third party audit of its quality control procedures at its manufacturing facility. In the Restructuring, Inner Mongolia Yongye transferred its manufacturing facility and personnel to Yongye Nongfeng and Yongye Nongfeng also received ISO 9001:2000 accreditation following a similar third party audit.

Production Facility

We operate one manufacturing facility in Hohhot, Inner Mongolia, China, which can produce 10,000 tons per year of our liquid plant product and 1,000 tons per year of our powder animal product when operated normally.

Our growth strategy includes pursuing vertical integration by seeking to acquire lignite coal resources and constructing a new manufacturing facility nearby that would be capable of extracting humic acid from coal and producing 20,000 tons per year of our liquid plant product and 10,000 tons per year of our powder animal product.

Marketing and Sales Support

Our sales staff is trained to work with the distributor network, retail stores and farmers to ensure that our customers have the right product knowledge and good after-sales support.  They share their knowledge by walking through farming communities, organizing training courses, inviting local agricultural experts and university professors to speak on proper agricultural techniques as well as the use of our product.

Demonstration Sites

We also utilize a product demonstration site for marketing purposes. This site is located adjacent to our manufacturing facility in Hohhot, Inner Mongolia and features six greenhouses and an open field. To improve brand awareness as well as the accessibility of our product demonstrations for distributors, branded store owners and farmers who may reside far from Inner Mongolia, part of our growth strategy over the coming years is to construct additional demonstration sites in various locations throughout China.

Media Marketing Programs

We work with our distributors to coordinate advertisements on local television channels and in local newspapers, and, in 2009, we began running an advertisement campaign on CCTV-7, which is the national agriculture channel in China. In addition, we use conferences and seminars, newspaper ads and pamphlets to increase customer brand recognition.

Distribution & Sales Network

We sell our products in China through a distribution network comprised of provincial distributors who purchase our products and sell them through a chain of local distributors whose terminal sales point is either a retail store or large farm. Our distributors are our sole source of revenue, as we do not sell our products directly to retail stores or to farmers. Nearly all of our sales in 2008 were to distributors operating in Inner Mongolia and Xinjiang autonomous regions, and Gansu and Hebei provinces, which are located in northern China. Beginning in 2009, we expanded our sales in provinces located in central and southern China, and plan to continue to expand the geographic reach of our distribution network.

As of December 31, 2009, there were 9,110 independently owned retail stores selling our products. We work with our distributors to identify these stores. Thereafter, we provide advertising support, training and indoor and outdoor promotional display materials for our products, and, in return, the store agrees to prominently display our products along with these materials, and to have the store front painted with Yongye colors. Our provincial level distributors are our direct customers

This network of retail stores creates a “community-direct” model through which our distributors sell our product. We believe these stores have a local feel and have standing community recognition as the “trusted” local agricultural product expert. The goal is to encourage farmers to make Yongye products a greater part of their annual planning process while building brand awareness.

The table below presents the number of retail stores that were branded stores and stores in trials to become branded stores at the end of the periods indicated.

	FY2009	FY2008
Branded Stores	9,110	775
Branded Stores in Trials	0	350
Total	9,110	1,125

Customers

Since our inception, we have worked to build and maintain our sales and distribution networks. We have established good relationships with leading agricultural products distributors in Hebei and Gansu provinces, and Inner Mongolia and Xinjiang autonomous regions, and an increasing number of distributors outside these areas.

We sign three year contracts with distributors that we identify and choose based upon their overall business strength, credit worthiness and proven ability to develop their local markets.

Competition

The Chinese fertilizer industry is highly fragmented. As of November 2009, there were over 4,000 fertilizer products in the PRC Ministry of Agriculture’s registry. We compete more directly with producers of humic acid based products, of which there were 522 in the registry as of November 2009.

Moreover, the market for fulvic acid based products has not matured into a saturated market. We believe we have a broader distribution network than our competitors and, therefore, that we are uniquely situated amongst our competitors to take advantage of China’s growing market for fulvic acid based products.

Research and Development

We currently have certain research personnel on staff, including Baosheng Tong, our chief scientist, who has 20 years of experience in China’s agriculture industry and holds a masters degree in animal nutrition and a bachelors degree in animal husbandry from China Agriculture University.

Our research and development process begins with an internal evaluation of market demand for new types of products. After we initially identify market opportunities for new products, we, either alone or in conjunction with our research partners, conduct research activities and develop new products. Once our research and development activities are complete, we make a final judgment regarding whether and when to bring the new product to market based upon a second evaluation of market demand, an estimate of the time and expense that will be required to obtain any necessary governmental approvals, the desirability for obtaining patents or feasibility of protecting our intellectual property by other means, and the results of test marketing. The entire process may take anywhere from one to three years, depending on the product.

We are currently researching various customized products for plants and animals, and are test marketing a new product for cows. We have not introduced any products into the market other than our current universal liquid plant product and our powder animal product targeted at cows, and no assurance can be given that we will ultimately bring to market the products we are currently researching or the product we are currently test marketing.

Intellectual Property

Our intellectual property consists of our proprietary method for extracting fulvic acid from humic acid, our invention patent related to our plant product and our pending patent related to our animal product. Our extraction process for fulvic acid remains a trade secret and is protected by a non-compete contract with Professor Gao Jing, who developed the extraction process and is the former chief scientist of Innner Mongolia Yongye. We have chosen not to seek a patent covering our method for extracting fulvic acid in order to avoid the public disclosure that would be required in connection with applying for a patent.

On December 6, 2008, the IMARSTB, thoroughly reviewed scientific and economic data provided by the Company and reached the opinion that our liquid plant product effectively increases agricultural output, improves the utilization rate of fertilizer, enhances a plant’s resistance to disease and has a lighter weight and higher bio-activity than the other products it tested. In addition, the IMARSTB concluded that large scale experimentation has proven that our product can increase overall yields of staple crops, such as wheat and rice, and vegetables by 10-20% and 15-30%, respectively, while improving product quality.  In a separate study, the IMARSTB has concluded that our extraction process is more efficient and produces purer fulvic acid as compared to traditional extraction methods.

The patents related to our plant product and the pending patent application related to our animal product cover both the mixture process of, and the base formulas for, such products. Our current patent is valid for 20 years from October 2006 and, once issued, our pending patent will also be valid for a 20 year term. We will work to ensure that this mixture process is consistently carried out while also protecting our intellectual property.

We have obtained a registered trademark for “Yongye” from the Trademark Bureau of the State Administration of Industry and Commerce of the PRC, which is valid until October 2017.

In addition to trademark and patent protection law in China, we rely on contractual confidentiality and non-compete provisions to protect our intellectual property rights and brand. We also take further steps to limit the number of people involved in the production process and refer to each ingredient by number rather than name when collecting and preparing them for mixture.

Employees

The past few years have seen significant growth in the Company and our employee base has also grown. The table below presents the number of our employees as of the end of the periods indicated.

Category	FY2009	FY2008

Admin	63	88
Manufacturing	207	0
Research & Development	29	0
Sales & Support	100	65
Total	399	153

Governmental Regulation

Our products and services are subject to regulation by central and provincial governmental agencies in the PRC, which require us to obtain licenses and certifications. We are required to renew, pass an examination with respect to, or make a filing in connection with these licenses and certifications on a regular basis.

Business License

Yongye Nongfeng’s business license enables it to research, develop, process, manufacture, market and sell fulvic acid based products and plant and animal nutrients. The business license is valid until January 4, 2018, although it is subject to annual examination, which was passed in 2008.

Fertilizer Registration

All fertilizers produced in the PRC must be registered with the PRC Ministry of Agriculture or its local branches at a provincial level. No fertilizer can be manufactured without such registration. As part of the Restructuring process, Yongye Nongfeng applied for its initial fertilizer registration certificate in May 2009 and it was received on June 1, 2009. The certificate is valid until February 2010 and may be renewed twice for additional one-year terms. Thereafter, if all conditions remain satisfied, a long-term certificate will be issued with a five-year term that is renewable for additional five-year terms so long as all requirements continue to be met. On November 4, 2009 the long-term certificate with a five-year term has been issued to Yongye Nongfeng.

Feed Certificate

Producers of animal feed in the PRC are required to obtain a Quality Certificate for the Examination of Feed Production Enterprises. Yongye Nongfeng was granted this certificate in September 2009 by the Inner Mongolia agricultural authority, which is the local branch of the Ministry of Agriculture in Inner Mongolia, but must make an annual filing before the end of March each year to maintain its effectiveness.

Environmental, Health and Safety Laws

We are in compliance in all material respects with the various laws, regulations, rules, specifications and permits, approvals and registrations relating to human health and safety and the environment except where noncompliance would not have a material adverse effect on our business, financial condition and results of operations.

Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead a third party to initiate legal proceedings against us.

Property

Our principal executive offices are located at 6th floor, Xue Yuan International Tower, No. 1 Zhichun Road, Haidian District, Beijing PRC and the telephone number is 86-10-8232-8866. The office space is approximately 1,000 square meters in area.  Our manufacturing facility and the adjacent greenhouses and open field, which serve as a research and product demonstration site, is in the High Tech Economic Development Zone in Hohhot, Inner Mongolia.

There is no private ownership of land in China. All land ownership is held by the government of the PRC, its agencies and collectives. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (the State Land Administration Bureau) upon payment of the required land transfer fee. Yongye Nongfeng owns the land use rights for the land on which our manufacturing facility, greenhouses and open field are situated, which have a term of 50 years that expires in 2057. We lease our principal executive offices under a lease that provides for a three year term.

Executive Office

Our principal executive offices are located on the 6th Floor, Suite 608, at Xue Yuan International Tower, No. 1 Zhichun Road, Haidian District, Beijing, PRC. Our telephone number at that address is 86-10-8232-8866. Our corporate website is www.yongyeintl.com.

ITEM 1A Risk Factors

An investment in our Common Stock is speculative and involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in this report, including the consolidated financial statements and notes thereto, before deciding to invest in our Common Stock. The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we presently consider immaterial may also adversely affect our Company. If any of the following risks occur, our business, financial condition and results of operations and the value of our Common Stock could be materially and adversely affected.

Risks Related to Our Business

Yongye Nongfeng, our CJV, recently completed transitioning its business operations from Inner Mongolia Yongye Biotechnology.

We established our PRC cooperative joint venture, Yongye Nongfeng, on January 4, 2008, with the intention and ultimate goal of carrying out the business of marketing and distributing our fulvic acid plant and animal nutrient products. As of  October, 2009, we have transitioned all the operations including the manufacturing of our nutrient products from Inner Mongolia Yongye Biotechnology (which is under the control of Mr. Zishen Wu), to the CJV (Mr. Wu is also the CEO of the CJV), including all assets related to the manufacturing, distribution and sales as well as all applicable licenses and titles (the “Restructuring”). On October 10, 2009 the CJV Agreement and CJV's articles were revised to reflect that both the profit distribution percentage and the post-dissolution remaining asset distribution percentage of Inner Mongolia Yongye in the CJV increased to 5% from the previous 0.5%.

The limited operating history and the early stage of development of our CJV may make it difficult to evaluate our business and future prospects. Although Inner Mongolia Yongye Biotechnology’s revenues have risen quickly and although Inner Mongolia Yongye Biotechnology has transferred its agreements to our CJV, we cannot assure you that the CJV will continue to maintain such profitability or that it will not incur net losses in the future. We expect that our operating expenses will increase as we pursue our growth strategies. Any significant failure to realize anticipated revenue growth could result in operating losses.

Failure to manage our recent dramatic growth could strain our management, operational and other resources, which could materially and adversely affect our business and prospects.

We have been expanding our operations dramatically and believe they will continue to do so. To meet the demand of our customers, we expect to expand our distribution network in terms of numbers and locations. The rapid growth of our business has resulted in, and if we continue to grow at this rate, will continue to result in, substantial demands on our management, operational and other resources. In particular, the management of our growth will require, among other things:

•	increased sales and sales support activities;

•	improved administrative and operational systems;

•	stringent cost controls and sufficient working capital;

•	continued responsibility for disclosure of material facts relating to our business;

•	strengthening of financial and management controls; and

•	hiring and training of new personnel.

As we continue this effort, we may incur substantial costs and expend substantial resources. We may not be able to manage our current or future operations effectively and efficiently or compete effectively in new markets we enter. If we are not able to manage our growth successfully, our business and prospects may be materially and adversely affected.

We do not own 100% of the equity interests in the CJV, which may not be as stable and effective in providing operational control as 100% ownership, and potential exists for conflict of interests.

We operate our business through our CJV. If there are disagreements between us and our cooperative joint venture partner, Inner Mongolia Yongye Biotechnology, regarding the business and operations of the CJV, we cannot assure you that we will be able to resolve them in a manner that will be in our best interests. In addition, our joint venture partner may (i) have economic or business interests or goals that are inconsistent with ours; (ii) take actions contrary to our instructions, requests, policies or objectives; (iii) be unable or unwilling to fulfill their obligations; (iv) have financial difficulties; or (v) have disputes with us as to the scope of their responsibilities and obligations. Any of these and other factors may materially and adversely affect the performance of our CJV, which may in turn materially and adversely affect our financial condition and results of operations.

We rely on the CJV Agreement with Inner Mongolia Yongye Biotechnology to operate our business. If Inner Mongolia Yongye Biotechnology fails to perform its obligations under the CJV Agreement, we may have to incur substantial costs and resources to enforce such arrangements and rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief and damages, which we cannot assure you would be effective. Accordingly, it may be difficult for us to change our corporate structure or to bring claims against Inner Mongolia Yongye Biotechnology if it does not perform its obligations under the CJV Agreement with us.

The CJV agreement is governed under PRC law. Accordingly, this agreement would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce the CJV Agreement. In the event we are unable to enforce the CJV Agreement, we may not be able to exert effective control over our operating entities, and our ability to conduct our business may be negatively affected.

Mr Zishen Wu, our President and CEO, owns a controlling interest in Inner Mongolia Yongye. The potential exists for conflicts of interests between his duties to us and his ownership interests in Inner Mongolia Yongye.  We can provide no assurance that if potential conflicts of interests arise, these conflicts will not result in a significant loss in corporate opportunities for us or a diversion of our resources to Inner Mongolia Yongye, which may not be in the best interest of the Company.

Our business will be harmed if our major distributors reduce their orders or discontinue doing business with us.
We sell our products through a distribution network comprised of provincial or regional distributors who purchase our products and sell them through a chain of local agents whose terminal sales point is either a retail store or large farm. Our distributors are our sole source of revenue, as we do not sell our products directly to retail stores or to farmers.  Although we believe that our relationship with these distributors is good, if some or all of these distributors reduce their orders or discontinue doing business with us, we could have difficulties finding new distributors to distribute our products and our revenues and net income could in turn decline considerably. Our reliance on these major distributors could also affect our bargaining power in getting favorable prices for our products. In addition, untimely payment and/or failure to pay by these major distributors would negatively affect our cash flow.

One or more of our distributors could engage in activities that are harmful to our brand and to our business.

Due to our reliance on a distribution network comprised of provincial or regional sales distributors to sell our products, we are susceptible to our distributors engaging in activities that are harmful to our brand and to our business. If our distributors do not implement our branding strategy properly, our brand name may be damaged. In addition, if our distributors sell our products under another brand, purchasers will not be aware of our brand name. Moreover, our ability to provide appropriate customer service to these purchasers will be negatively affected, and we may be unable to develop our local knowledge of the needs of these purchasers and their environment. Furthermore, if any of our distributors sell inferior products produced by other companies under our brand name, our brand and reputation could be harmed, which could make marketing of our products more difficult.

If we cannot renew our fertilizer registration certificate, we will be unable to sell some of our products which will cause our sales revenues to significantly decrease.

All fertilizers produced in the PRC must be registered with the PRC Ministry of Agriculture or its local branches at a provincial level. No fertilizer can be manufactured without such registration. As part of the Restructuring process, the CJV applied for its initial fertilizer registration certificate in May 2009 and it was received on June 1, 2009. The certificate is valid until February 2010 and may be renewed twice for additional one-year terms. Thereafter, if all conditions remain satisfied, a long-term certificate will be issued with a five-year term that is renewable for additional five-year terms so long as all requirements continue to be met. On November 4, 2009 the long-term certificate with a five-year term has been issued to Yongye Nongfeng.

We believe that the PRC Ministry of Agriculture will generally grant an application for renewal in the absence of illegal activity by the applicant. However, there is no guarantee that the PRC Ministry of Agriculture will renew our fertilizer registration certificate. If we cannot obtain the necessary renewal, we will not be able to manufacture and sell our fertilizer products in China, which will cause the termination of our commercial operations.

Our proprietary technology for fulvic acid extraction, patented plant product mixture process and patent pending animal product mixture process may become obsolete which could materially and adversely affect the competitiveness of our plant and animal nutrient products.

The production of our plant and animal nutrient products is based on our proprietary fertilizer formula, patented plant product mixture process and patent pending animal product mixture process. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging humic acid products and by developing and introducing enhancements to our existing products and new products on a timely basis that keep pace with evolving industry standards and changing customer requirements. If our proprietary fertilizer formula, patented plant product mixture process and patent pending animal product mixture process become obsolete as our competitors develop better products than ours, our future business and financial results could be adversely affected. In addition, although we entered into confidentiality agreements with our key employees, we cannot assure you if there would be any breach of such agreement in which case our rights over such proprietary fertilizer formula would be adversely affected.

We may not possess all the licenses required to operate our business, or may fail to maintain the licenses we currently hold. This could subject us to fines and other penalties, which could have a material adverse effect on our results of operations.

In addition to fertilizer registration certificate, we are required to hold a variety of other permits, licenses and certificates to conduct our business in China. We may not possess all the permits, licenses and certificates required for our business. In addition, there may be circumstances under which the approvals, permits, licenses or certificates granted by the governmental agencies are subject to change without substantial advance notice, and it is possible that we could fail to obtain the approvals, permits, licenses or certificates that are required to expand our business as we intend. If we fail to obtain or to maintain such permits, licenses or certificates or renewals are granted with onerous conditions, we could be subject to fines and other penalties and be limited in the number or the quality of the products that we would be able to offer. As a result, our business, result of operations and financial condition could be materially and adversely affected.

Zishen Wu, our chairman, chief executive officer and president, has played an important role in the growth and development of our business since its inception, and a loss of his services in the future could severely disrupt our business and negatively affect investor confidence in us, which may also cause the market price of our common stock to go down.

To date, we have relied heavily on Mr. Wu’s expertise in, and familiarity with, our business operations, his relationships within the industries in which we operate, including with our suppliers, and his reputation and experience. In addition, Mr. Wu continues to be primarily responsible for formulating our overall business strategies and spearheading the growth of our operations. If Mr. Wu were unable or unwilling to continue in his present positions, we may not be able to easily replace him and may incur additional expenses to identify and train his successor. In addition, if Mr. Wu were to join a competitor or form a competing business, it could severely disrupt our business and negatively affect our financial condition and results of operations. Although Mr. Wu is subject to certain non-competition restrictions during and after termination of his employment with us, we cannot assure you that such non-competition restrictions will be effective or enforceable under PRC law. Moreover, even if the departure of Mr. Wu from our Company would not have any actual impact on our operations and the growth of our business, it could create the perception among investors or the marketplace that his departure could severely damage our business and operations and could negatively affect investor confidence in us, which may cause the market price of our common stock to go down. We do not maintain key man insurance for Mr. Wu.

We depend heavily on skilled personnel, and any loss of such personnel, or the failure to continue to attract such personnel in the future, could harm our business.

Our business is specialized and requires the employment of personnel with significant scientific and operational experience in the industry. Accordingly, we must attract, recruit and retain a workforce of technically and scientifically competent employees. Due to the intense market competition for highly skilled workers and experienced senior management and our geographical location, we have faced difficulties locating personnel that have the necessary scientific, technical and operational skills and experience with the fertilizer industry.  Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional management and such other key personnel. These individuals are difficult to find in the PRC and we may not be able to retain such skilled employees and replace them within a reasonable period of time, or at all. Our business may be severely disrupted, our financial condition and results of operations may be materially and adversely affected, and we may incur additional expenses in recruiting and training additional personnel. Although our employees and senior management members are subject to certain non-competition restrictions during and after termination of their employment, we cannot assure you that such non-competition restrictions will be effective or enforceable under PRC law. If any of our key personnel joins a competitor or forms a competing business, our business may be severely disrupted. We have no key man insurance with respect to our key personnel that would provide insurance coverage payable to us for loss of their employment due to death or otherwise.

The markets in which we operate are highly competitive and fragmented and we may not be able to maintain market share.

We operate in highly competitive markets and compete with numerous local PRC fertilizer manufacturers and we expect competition to persist and intensify in the future. Our competitors are mainly domestic leaders in the fertilizer markets in China. Our small local competitors may have better access in certain local markets to customers and prospects, an enhanced ability to customize products to a particular region or locality and more established local distribution channels within a small region. We also compete with large PRC national competitors who may have competitive advantages over us in certain areas such as access to capital, technology, product quality, economies of scale and brand recognition and may also be better positioned than us to develop superior product features and technological innovations and to exploit and adapt to market trends. Additionally, we may not be able to conduct in-depth research and analysis on our current or new markets due to the lack of public or third-party sources of competitive information available on our industry and competitors in the PRC. Therefore, we may not have a clear estimate of the current number of our direct competitors or such competitors' revenues or market share.

In addition, China’s entry into the World Trade Organization may lead to increased foreign competition for us. International producers and traders import products into China that generally are of higher quality than those produced in the local Chinese market. If they are localized and become recognized as the type of fertilizer we produce, we may face additional competition. If we are not successful in our marketing and advertising efforts to increase awareness of our brands, our revenues could decline, which could have a material adverse effect on our business, financial condition, results of operations and share price.  We cannot assure you that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

If we need additional financing, we may not be available to find such financing on satisfactory terms or at all.

Our capital requirements may be accelerated as a result of many factors, including the growth and timing of our business development activities, budget shortfalls, unanticipated expenses or capital expenditures, future product opportunities, future licensing opportunities and future business combinations. Consequently, we may need to seek additional debt or equity financing, which may not be available on favorable terms, if at all, and which may be dilutive to our stockholders.

We may seek to raise additional capital through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional capital by issuing debt securities, we may incur substantial interest obligations, may be required to pledge assets as security for the debt and may be constrained by restrictive financial and/or operational covenants. Any provider of debt financing would also be superior to our stockholders’ interest in bankruptcy or liquidation. To the extent we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on unfavorable terms.

Financial damages may be imposed on us if we are unable to retain certain “financial professionals” as required by the securities purchase agreements.

The purchase agreements entered into in connection with several private capital raises we have consummated obligate us to hire a chief financial officer who has experience as a senior financial officer of a United States public reporting company and who is (i) fluent in English, (ii) residing or will reside, upon employment by us, in Asia, and (iii) familiar with GAAP and auditing procedures and compliance for United States public companies, and to enter into an employment agreement with such an officer for a term of no less than two years.  Although we have hired Mr. Sam (Yue) Yu as the chief financial officer in accordance with the preceding obligations, if we fail to continue to comply with the above obligations regarding such an officer, we may incur monthly financial damages in the amount of 1% of the proceeds of the financing, up to an aggregate amount of 6% of the amount of the financing.

The imposition of such financial damages would require us to use capital that we had planned to use, and may require, in connection with our business.

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

To date, we have received one patent for our plant product and have one patent pending for our animal product with the State Intellectual Property Office of the PRC.  We have obtained a registered trademark for “Yongye” from the Trademark Bureau of the State Administration of Industry and Commerce of the PRC (“CTMO”). Our PRC partner, Inner Mongolia Yongye Biotechnology  has filed a trademark application for the brand name of “Shengmingsu” with the CTMO, and Inner Mongolia Yongye Biotechnology will transfer this mark to the CJV upon procurement of trademark registration with the CTMO. In addition, we rely on trade secret protection for our proprietary process of extracting fulvic acid from humic acid and creating the base fulvic acid compound used in both our plant (liquid form) and animal nutrient (powder form) products because we believe if we were to patent this process, we would necessarily have to publicly disclose certain information as part of the patent application, and thus lose our competitive advantage we believe we currently have. However, we cannot predict the degree and range of protection patents, trademarks and trade secrets will afford us against competitors. Third parties may find ways to invalidate or otherwise circumvent our patents, proprietary technology and trademark. Third parties may attempt to obtain patents claiming aspects similar to our patent and trademark applications. If we need to initiate litigation or administrative proceedings, such actions may be costly and may divert management attention as well as expend other resources which could otherwise have been devoted to our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, historically, implementation of PRC intellectual property-related laws has been lacking, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries, which increases the risk that we may not be able to adequately protect our intellectual property. Moreover, litigation may be necessary in the future to enforce our intellectual property rights. Future litigation could result in substantial costs and diversion of our management’s attention and resources, and could disrupt our business, as well as have a material adverse effect on our financial condition and results of operations. Given the relative unpredictability of China’s legal system and potential difficulties enforcing a court judgment in China, there is no guarantee that we would be able to halt the unauthorized use of our intellectual property through litigation.

If we infringe the rights of third parties, we could be prevented from selling products, forced to pay damages and compelled to defend against litigation.

If our products, formula, methods, processes and other technologies infringe proprietary rights of other parties, we could incur substantial costs, and may have to obtain licenses (which may not be available on commercially reasonable terms, if at all), redesign our products or processes, stop using the subject matter claimed in the asserted patents, pay damages, or defend litigation or administrative proceedings, which may be costly whether we win or lose. All of the above could result in a substantial diversion of valuable management resources.

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

Our business is sensitive to the current global economic crisis. A severe or prolonged downturn in the global economy could materially and adversely affect our business and results of operations.

Recent global market and economic conditions have been unprecedented and challenging with recession in most major economies persisting in 2009. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, and the availability and cost of credit have contributed to increased market volatility and diminished expectations for economic growth around the world. The difficult economic outlook has negatively affected businesses and consumer confidence and contributed to volatility of unprecedented levels.

The PRC economy also faces challenges. The stimulus plans and other measures implemented by the PRC Government may not work effectively or quickly enough to maintain economic growth in China or avert a severe economic downturn. If economic growth slows or an economic downturn occurs, our business and results of operations may be materially and adversely affected.

We rely upon third-party suppliers for raw materials.

We are dependent upon third parties for our supply of humic acid and other raw materials.  Currently, we have two principal suppliers which are both in Hohhot: Wuchuan Shuntong Company and Wuchuan Sanda Company. Wuchuan Shuntong is our largest supplier and has dedicated one production line to us and based its production design on our specific technical requirements.  Our other supplier contributes our remaining humic acid needs. Should any of these suppliers terminate their supply relationships with our CJV, we may be unable to procure sufficient amounts of humic acid on acceptable terms, in a timely manner, that meet our specifications or that meet the demands of our customers and our profitability may be limited. In addition, these suppliers may not perform their obligations as they have to date, and it may not be possible to specifically enforce the relationships we have formed with such suppliers. If we are unable to obtain adequate quantities of humid acid at economically viable prices which meet our specifications, our financial condition and results of operations could be adversely affected.

Any significant fluctuation in our production costs may have a material adverse effect on our operating results.

The prices for the raw materials and other inputs to manufacture our plant and animal nutrient products are subject to market forces largely beyond our control, including the price of lignite or leonardite coal, our energy costs and freight costs. The costs for these inputs may fluctuate significantly based upon changes in the economy and markets. Although we may pass any increase of such costs through to our customers, in the event we are unable to do so, we could incur significant losses and a diminution of our share price.

Disruptions in the supply of raw materials used in our products could cause us to be unable to meet customer demand, which could result in the loss of customers and net sales.

Humic acid is the primary raw material that we use to manufacture our products and is extracted from lignite or leonardite coal.  Currently, we have two principal suppliers which are all in Hohhot City: Wuchuan Shuntong Company and Wuchuan Sanda Company.  If there are any business interruptions at any of these two principal suppliers and we are unable to locate an alternative supply in a timely manner, we may not be able to meet customer demand, which could result in the loss of customers and net sales.

We may be subject to more stringent governmental regulation on our products.

The manufacture and sale of our fertilizer and feed products in the PRC is regulated by the PRC and the provincial government. The legal and regulatory regime governing our industry is evolving, and we may become subject to different, including more stringent, requirements than those currently applicable to us. While we believe a more stringent standard will have a bigger impact on those manufacturers with poor quality products, we cannot assure you any regulatory change will not adversely affect our business.

We have limited insurance coverage and may incur losses due to business interruptions resulting from natural and man-made disasters, and our insurance may not be adequate to cover liabilities resulting from accidents or injuries that may occur.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited commercial insurance products. While we carry property insurance on our office building, production facility, raw materials and inventories in Hohhot facilities, and carry auto insurance on our vehicles and maintain workers compensation insurance for certain of our workers, we do not carry any product liability insurance. We believe that current facilities are adequate for our current and immediately foreseeable operating needs. We have determined that balancing the risks of disruption or liability from our business, the cost of insuring for these risks on the one hand, and the difficulties associated with acquiring such insurance on commercially reasonable terms on the other hand, makes it impractical for us to have such insurance.

Should any natural catastrophes such as earthquakes, floods, or any acts of terrorism occur in Inner Mongolia, where our primary operations are located and most of our employees are based, or elsewhere, we might suffer not only significant property damage, but also loss of revenues due to interruptions in our business operations.

The occurrence of a significant event for which we are not fully insured or indemnified, and/or the failure of a party to meet its underwriting or indemnification obligations, could materially and adversely affect our operations and financial condition. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable.

Any disruption of the operations in our production facility would damage our business.

All of our fertilizer products are currently manufactured in our production facility in Inner Mongolia, China. Our operations could be interrupted by fire, flood, earthquake and other events beyond our control. Any disruption of the operations in our production facility would have a significant negative impact on our ability to manufacture and deliver products as we would likely be unable to outsource our production on terms favorable to us, if at all. Failure to replace any lost production capability would cause a potential diminution in sales, the cancellation of orders, loss of valuable employees, damage to our reputation and potential lawsuits.

The fertilizer and feed products that we manufacture pose safety risks and could expose us to product liability claims.

Defects in, or unknown harmful effects caused by, organic and inorganic chemicals and elements in our products could subject us to potential product liability claims that our products cause some harm to the human body or the plants and animals which use our products. Although we have adopted safety measures, which we believe meet industry standards, in our research, development and manufacturing processes, accidents may still occur. We do not carry any product liability insurance and any accident, either at the manufacturing phase or during the use of our products, may subject us to significant liabilities to persons and farmers harmed by these products. Public perception that our products are not safe, whether justified or not, could damage our reputation, involve us in litigation, and damage our brand names and our business. As of the date of this report, no product liability claim has ever been brought against us. However, if we are involved in litigation in the future, the potential judgment or settlement along with the litigation costs could harm our financial performance.

An outbreak of food scares in China would materially and adversely affect our business.

Any major outbreak of food scares, such as the milk contamination scandal in the PRC in 2008, may result in significant disruptions to our business operations. A major food scare could result in considerable decreases in the demand for the products in which our products are used, which would materially and adversely affect our business and our profitability. Adverse publicity and concerns resulting from such a food scare may discourage consumers from purchasing products in which our products are used. Such a reduction in demand would adversely impact our financial performance and results of operations.

Because we may rely on dividends and other distributions on equity paid by our current and future Chinese subsidiaries for our cash requirements, restrictions under Chinese law on their ability to make such payments could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

We have adopted a holding company structure, and our holding companies may rely on dividends and other distributions on equity paid by our current and future PRC subsidiaries for their cash requirements, including the funds necessary to service any debt we may incur or financing we may need for operations other than through our PRC subsidiaries. PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC GAAP. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their after-tax profits determined in accordance with PRC GAAP to statutory reserves until such reserves reach 50% of the company’s registered capital. Allocations to these statutory reserves and funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitation on the ability of our current or future PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

As a public company, we have significant additional requirements for enhanced financial reporting and internal controls. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.  We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Lack of experience as officers of publicly traded companies of our management team may hinder our ability to comply with the Sarbanes-Oxley Act.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act of 2002. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the Sarbanes-Oxley Act’s internal controls requirements, our auditor could not issue an unqualified opinion of our internal control over financial reporting.

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

Risks Associated With Doing Business In China

Adverse changes in PRC economic and political policies could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our products and materially and adversely affect our business.

Substantially all of our assets are located in China. Substantially all of our revenue is derived from our operations in China and we anticipate that sales of our products in the PRC will continue to represent a substantial proportion of our total sales in the near future. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many aspects, including:

•	the level of government involvement;

•	the level of development;

•	the growth rate;

•	the level and control of capital investment;

•	the control of foreign exchange; and

•	the allocation of resources.

While the Chinese economy has grown significantly in the past two decades, the growth has been uneven geographically, among various sectors of the economy and during different periods. We cannot assure you that the Chinese economy will continue to grow or to do so at the pace that has prevailed in recent years, or that if there is growth, such growth will be steady and uniform. In addition, if there is a slowdown, such slowdown could have a negative effect on our business. Any measures taken by the PRC Government, even if they benefit the overall Chinese economy in the long-term, may have a negative effect on us. For example, our financial condition and results of operations may be materially and adversely affected by government control over capital investments. Although the Chinese economy has been transitioning from a planned economy to a more market-oriented economy, a substantial portion of the productive assets in China is still owned by the PRC Government. The continued control of these assets and other aspects of the national economy by the PRC Government could materially and adversely affect our business. The PRC Government also exercises significant control over Chinese economic growth through allocating resources, controlling payment of foreign currency denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of investments and expenditures in China, which in turn could lead to a reduction in consumer demand for our products and consequently have a material adverse effect on our business and financial condition.

We derive a substantial portion of our sales from the PRC.

Substantially all of our sales are generated from the PRC. We anticipate that sales of our products in the PRC will continue to represent a substantial proportion of our total sales in the near future. Any significant decline in the condition of the PRC economy could adversely affect consumer demand for our products, among other things, which in turn would have a material adverse effect on our business and financial condition.

The PRC legal system embodies uncertainties that could limit the legal protections available to you and us.

Unlike common law systems, the PRC legal system is based on written statutes and decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation since then has been to significantly enhance the protections afforded to various forms of foreign investment in China. Our PRC operating subsidiary is subject to laws and regulations applicable to foreign investment in China. Our CJV is subject to laws and regulations governing the formation and conduct of domestic PRC companies. Relevant PRC laws, regulations and legal requirements may change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than under more developed legal systems. Such uncertainties, including the inability to enforce our contracts and intellectual property rights, could materially and adversely affect our business and operations. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with respect to the fertilizer and feed sector, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us and other foreign investors.

Currency fluctuations may adversely affect our business.

Our reporting currency is the U.S. dollar and our operating subsidiary in China uses the local currency as its functional currency. Substantially all of our revenue and expenses are in Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the PRC Government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 17% appreciation of the Renminbi against the U.S. dollar between July 21, 2005 and December 31, 2009.

It is possible that the PRC Government could adopt a more flexible currency policy, which could result in more significant fluctuations of the Renminbi against the U.S. dollar. We can offer no assurance that the Renminbi will be stable against the U.S. dollar or any other foreign currency.

To the extent the U.S. dollar strengthens against foreign currencies, the translation of foreign currency denominated transactions will result in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of the foreign currency denominated transactions will result in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of Fullmax Ltd., Asia Standard Oil, Ltd., and Yongye Nongfeng into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we may have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities result in foreign exchange gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel and other agents that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Changes in foreign exchange regulations in the PRC may affect our ability to pay dividends in foreign currency or conduct other foreign exchange business.

The Renminbi is not currently a freely convertible currency, and the restrictions on currency exchanges may limit our ability to use revenues generated in Renminbi to fund our business activities outside the PRC or to make dividends or other payments in United States dollars. The PRC government strictly regulates conversion of Renminbi into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts. In the PRC, the State Administration for Foreign Exchange, or the SAFE, regulates the conversion of the Renminbi into foreign currencies. Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates”. Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE. In addition, on October 21, 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fundraising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies (“Notice 75”), which became effective as of November 1, 2005. Notice 75 replaced the two rules issued by SAFE in January and April 2005. According to Notice 75:

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

In addition, SAFE issued updated internal implementing rules , or the Implementing Rules, in relation to Notice 75. The Implementing Rules were promulgated and became effective on May 29, 2007. Such Implementing Rules provide more detailed provisions and requirements regarding the overseas investment foreign exchange registration procedures. However, even after the promulgation of Implementing Rules there still exist uncertainties regarding the SAFE registration for PRC residents’ interests in overseas companies.

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

On August 8, 2006, six PRC regulatory agencies, namely, the PRC Ministry of Commerce, or MOFCOM, the State Assets Supervision and Administration Commission, or SASAC, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, or CSRC, and SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or New M&A Rule, which became effective on September 8, 2006 and was amended on June 22, 2009. The New M&A Rule purports, among other things, to require offshore special purpose vehicles, or SPVs, formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange.

On September 21, 2006, pursuant to the New M&A Rule and other PRC laws and regulations, the CSRC, in its official website, promulgated relevant guidance with respect to the issues of listing and trading of domestic enterprises’ securities on overseas stock exchanges (the “Related Clarifications”), including a list of application materials with respect to the listing on overseas stock exchanges by SPVs.

There are substantial uncertainties regarding the interpretation and application of the above rules, and CSRC has yet to promulgate any written provisions or formally to declare or state whether the overseas listing of PRC related company similar to the case of us shall be subject to the approval of CSRC.  If CSRC approval is required in connection with our listing, our failure to obtain or delay in obtaining such approval could result in penalties imposed by CSRC and other PRC regulatory agencies.  These penalties could include fines and penalties on our operations in China, restriction or limitation on remitting dividends outside of China, and other forms of sanctions that may cause a material and adverse effect to our business, operations and financial conditions.

Notwithstanding those provisions, we are advised by our PRC counsel, Han Kun Law Offices, that CSRC approval is not required in the context of our listing because (i) we are not a special purpose vehicle formed or controlled by PRC companies or PRC individuals, (ii) we are owned or substantively controlled by foreigners, and (iii) establishment of the CJV is not subject to the New M&A rules.  However, we cannot assure that the relevant PRC government agencies, including the CSRC, would reach the same conclusion, and we still cannot rule out the possibility that CSRC may deem our listing structure circumvents the New M&A rules, Related Clarifications and PRC Securities Law.

Though the New M&A rules do not have express provisions in terms of penalties against non-procurement of CSRC approval, there are some other penalty provisions in other PRC laws and regulations regulating offshore listing, which can be cited as a reference:

(i) Pursuant to Article 188 of the PRC Securities Law, any entity that issues securities or issues securities in disguised form without verification or examination and approval by the statutory authority shall be ordered to cease issuance and refund the funds thus raised, together with bank deposit interest for the same period, and shall also be fined not less than one percent but not more than five percent of the amount of the proceeds illegally raised.  The persons directly in charge and the other persons directly responsible shall be given a disciplinary warning and also be fined not less than RMB30,000 but not more than RMB300,000.  However, we believe that this penalty is mainly designed for and targeted at domestic listing because the PRC Securities Law mainly regulate domestic listings, and listing or de-listing of a company’s stock in the US stock market should be subject to the SEC’s regulation, which is beyond the CSRC’s jurisdiction.

(ii) Pursuant to the Circular of the State Council Concerning Further Strengthening the Administration of Overseas Issuance and Listing of Securities, the overseas listing of securities of a PRC related company which violates this Circular shall be deemed an issuance of shares without authorization or approval.  Persons in charge of the competent departments responsible for approval of such an overseas issuance could be subject to administrative sanctions if such person in charge is liable for such violation.  People heading the issuing entity and other people directly responsible for issuance shall be penalized, including degraded to a lower lever position and termination of employment by the upper level department.  If the violation constitutes a crime, criminal liability shall be claimed against relevant responsible persons according to applicable laws.  The issuing entity, relevant agencies involved and the responsible people thereof shall be penalized by the CSRC in accordance with the provisions of the Interim Regulations on the Administration of Issuance and Trading of Securities and other relevant provisions.

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

We believe we have obtained all permits and approvals and filed all registrations required for the conduct of our business, except where the failure to obtain any permit or approval or file any registration would not have a material adverse effect on our business, financial condition and results of operations. We believe we are in compliance in all material respects with the numerous laws, regulations, rules, specifications and permits, approvals and registrations relating to human health and safety and the environment except where noncompliance would not have a material adverse effect on our business, financial condition and results of operations.

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

We may have difficulty managing the risk associated with doing business in the Chinese fertilizer and feed sector.

In general, the fertilizer and feed sector in China is affected by a series of factors, including, but not limited to, natural, economic and social such as climate, market, technology, regulation, and globalization, which makes risk management difficult. Fertilizer and feed operations in China face similar risks as present in other countries, however, these can either be mitigated or exacerbated due to governmental intervention through policy promulgation and implementation either in the fertilizer and feed sector itself or sectors which provide critical inputs to fertilizer and feed such as energy or outputs such as transportation. While not an exhaustive list, the following factors could significantly affect our ability to do business:

•	food, feed, and energy demand including liquid fuels and crude oil;

•	agricultural, financial, energy and renewable energy and trade policies;

•	input and output pricing due to market factors and regulatory policies;

•	production and crop progress due to adverse weather conditions, equipment deliveries~~,~~ and water and irrigation conditions; and

•	infrastructure conditions and policies.

Currently, we do not hold and do not intend to purchase insurance policies to protect revenue in the case that the above conditions cause losses of revenue.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has been unaccustomed to and lacking in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. We may have difficulty establishing adequate management, legal and financial controls in the PRC.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of swine flu, avian flu, severe acute respiratory syndrome, or SARS, or another epidemic or outbreak. From 2005 to 2009, there have been reports on the occurrences of avian flu and swine flu in various parts of China and elsewhere in Asia, including a few confirmed human cases and deaths. Any prolonged recurrence of swine flu, avian flu, SARS or other adverse public health developments in China may have a material adverse effect on our business operations. Our operations may be impacted by a number of health-related factors, including, among other things, quarantines or closures of our factories and the facilities of our supplier and customers which could severely disrupt our operations. Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our business and results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of swine flu, avian flu, SARS or any other epidemic.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, it has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products do not rise at a rate that is sufficient to fully absorb inflation-driven increases in our costs of supplies, our profitability can be adversely affected.

During the past ten years, the rate of inflation in China has been fluctuating quite significantly. The Chinese government, from time to time, has adopted various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of these and other similar policies can impede economic growth and thereby harm the market for our products.

Because our assets and operations are located in PRC, you may have difficulty enforcing any civil liabilities against us under the securities and other laws of the United States or any state.

We are a holding company, and all of our assets are located in the PRC. In addition, substantially all of our directors and officers are non-residents of the United States, and all or a substantial portion of the assets of these non-residents are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon these non-residents, or to enforce against them judgments obtained in United States courts, including judgments based upon the civil liability provisions of the securities laws of the United States or any state.

There is uncertainty as to whether courts of the PRC would enforce:

•	judgments of United States courts obtained against us or these non-residents based on the civil liability provisions of the securities laws of the United States or any state; or

•	in original actions brought in the PRC, liabilities against us or non-residents predicated upon the securities laws of the United States or any state.

Enforcement of a foreign judgment in the PRC also may be limited or otherwise affected by applicable bankruptcy, insolvency, liquidation, arrangement, moratorium or similar laws relating to or affecting creditors’ rights generally and will be subject to a statutory limitation of time within which proceedings may be brought.

We may not receive the preferential tax treatment we previously enjoyed under PRC law, and our global income and dividends paid to us from our operations in China may become subject to income tax under PRC law.

The rate of income tax on companies in China may vary depending on the availability of preferential tax treatment or subsidies based on their industry or location.  The PRC government promulgated on March 16, 2007 the new Enterprise Income Tax Law, or the EIT Law, and its implementing rules, which became effective January 1, 2008. Pursuant to the new law, the enterprise income tax of 25% shall be applied to any enterprise. However, in December 2009 we were notified that our tax rate for the full year of 2009 and 2010 would be set at 15%.   There is no assurance whether we can receive this preferential rate after 2010 or if any new law may change the preferential treatment granted to us. Any loss or substantial reduction of the tax benefits enjoyed by us would reduce our net profit and have a material adverse effect on our financial condition and results of operations.

Notwithstanding the foregoing provision, the new EIT Law also provides that dividends paid between “qualified resident enterprises” are exempt from enterprise income tax. Under the new EIT Law and its implementing rules, an enterprise established outside the PRC with its “de facto management body” within the PRC is considered a “resident enterprise” and will be subject to the enterprise income tax at the rate of 25% on its worldwide income. The “de facto management body” is defined as the organizational body that effectively exercises overall management and control over production and business operations, personnel, finance and accounting, and properties of the enterprise. It remains unclear how the PRC tax authorities will interpret such a broad definition. Substantially most of our management members or business operations are based in the PRC. If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then it is possible that our worldwide income will be subject to income tax at a uniform rate of 25%.

In addition, under the new EIT law and its implementing rules, dividends paid by a foreign invested enterprise in the PRC to its foreign investor who is a non-resident enterprise will be subject to a 10% PRC withholding income tax (5% for a qualified Hong Kong beneficial owner), unless such tax is eliminated or reduced under an applicable tax treaty. Asia Standard Oil, the 95% shareholder of our CJV, is incorporated in Hong Kong. Therefore, if Asia Standard Oil is considered a non-resident enterprise for purposes of the new EIT law, this new withholding income tax imposed on dividends paid to us by our PRC subsidiaries would reduce our net income in the event we decide to declare a dividend, which may have an adverse effect on our operating results.

It is unclear whether the dividends we receive from our CJV will constitute dividends between “qualified resident enterprises” and would therefore qualify for the tax exemption because it is unclear as to (i) the detailed qualification requirements for such exemption and (ii) whether dividend payments by our PRC subsidiary and investee company to us will meet such qualification requirements, even if we are considered a PRC resident enterprise for tax purposes.

Moreover, since ASO, the 95% shareholder of our CJV, is incorporated in Hong Kong, even if ASO is considered a non-resident enterprise, it is also unclear whether ASO should be considered as a Hong Kong beneficial owner. The beneficial owner means persons who possess ownership and right of control on their proceeds or rights or properties generated from such proceeds. The beneficial owner generally engages in substantive operation activities and may be individuals, companies or any other associations. Agents and companies for tax evasion purposes are not beneficial owner. If ASO is not considered Hong Kong beneficial owner, it will be subject to a 10% PRC withholding income tax.

Dividends payable to our non-PRC investors and any gain on the sale of our shares may be subject to taxes under PRC tax laws.

If our dividends payable to our shareholders are treated as income derived from sources within China, then those dividends, and any gain on the sale or transfer of our shares, may be subject to taxes under PRC tax laws.

Under the EIT Law and its implementing rules, a withholding income tax at the rate of 10% is applicable to dividends paid by us to our investors that are non-resident enterprises so long as (i) any such non-resident enterprise investor does not have an establishment or place of business in China, or (ii) despite the existence of an establishment or place of business in China, the relevant income is not effectively connected with such an establishment or place of business in China and (iii) such dividends are derived from sources within PRC. Similarly, any gain realized on the transfer of our shares by such investors is also subject to a 10% withholding income tax if such gain is regarded as income derived from sources within China and we are considered a resident enterprise domiciled in China for tax purposes. If we are required under the EIT Law to withhold PRC income tax on our dividends paid to our foreign shareholders or investors who are nonresident enterprises, or if you are required to pay PRC income tax on the transfer of our shares under the circumstances mentioned above, the value of your investment in our shares may be materially and adversely affected.

In January 2009, the State Administration of Taxation promulgated the Provisional Measures for the Administration of Withholding of Enterprise Income Tax for Non-resident Enterprises (“Measures”). Entities which have the direct obligation to make the following types of payments to a non-resident enterprise will be the relevant tax withholders for such a non-resident enterprise: income from equity investment (including dividends and other return on investment), interest, rent, royalties, and income from assignment of property as well as other income subject to enterprise income taxes received by non-resident enterprises in China. Further, the Measures provide that in the case of an equity transfer between two non-resident enterprises outside of the PRC, the non-resident enterprise which receives the equity transfer payment shall file a tax declaration with the PRC tax authority located at the place of the PRC company whose equity has been transferred, and the PRC company whose equity has been transferred shall assist the tax authorities to collect taxes from the relevant non-resident enterprise. However, it is unclear whether the Measures cover equity transfers of a non-resident enterprise which is a direct or an indirect shareholder of a PRC company. Given these Measures, there is a possibility that we may have an obligation to withhold income tax in respect of the dividends paid to non-resident enterprise investors.

PRC regulation of direct investment and loans by offshore holding companies to PRC entities may delay or limit our ability to use the proceeds of any offering of securities to make additional capital contributions or loans to our PRC operating business.

Any capital contributions or loans that we, as an offshore company, make to our PRC operating business, including from the proceeds of this offering, are subject to PRC regulations. For example, any of our loans to our PRC operating business cannot exceed the difference between the total amount of investment our PRC operating business are approved to make under relevant PRC laws and their respective registered capital, and must be registered with the local branch of SAFE as a procedural matter. In addition, our capital contributions to the CJV must be approved by the NDRC and MOFCOM or their local counterpart and registered with the SAIC or its local counterpart. We cannot assure you that we will be able to obtain these approvals on a timely basis, or at all. If we fail to obtain such approvals, our ability to make equity contributions or provide loans to our PRC operating business or to fund its operations may be negatively affected, which could adversely affect its liquidity and its ability to fund its working capital and expansion projects and meet its obligations and commitments. Furthermore, SAFE promulgated a new circular in August 2008 with respect to the administration of conversion of foreign exchange capital contribution of foreign invested enterprises into RMB. Pursuant to this new circular, RMB converted from foreign exchange capital contribution can only be used for the activities within the approved business scope of such foreign invested enterprise and cannot be used for domestic equity investment or acquisition unless otherwise allowed by PRC laws or regulations. As a result, we may not be able to increase the capital contribution of our operating subsidiary or equity investee and subsequently convert such capital contribution into RMB for equity investment or acquisition in China.

Recent changes in the PRC labor law restrict our ability to reduce our workforce in the PRC in the event of an economic downturn and may increase our labor costs.

In June 2007, the National People’s Congress of the PRC enacted the Labor Contract Law, which became effective on January 1, 2008. To clarify certain details in connection with the implementation of the Labor Contract Law, the State Council promulgated the Implementing Rules for the Labor Contract Law, or the Implementing Rules, on September 18, 2008 which came into effect immediately. The Labor Contract Law provides various rules regarding employment contracts that will likely have a substantial impact on employment practices in China. The Labor Contract Law imposes severe penalties on employers that fail to timely enter into employment contracts with employees. The employer is required to pay a double salary to the employee if it does not enter into a written contract with the employee within one month of the employment, and a non-fixed-term contract is assumed if a written contract is not executed after one year of the employment. Additionally, the Labor Contract Law sets a limit of two fixed-term contracts regardless of the length of each term, after which the contract must be renewed on a non-fixed-term basis should the parties agree to a further renewal unless otherwise required by the respective employee. This requirement curtails the common practice of continuously renewing short-term employment contracts. The Implementing Rules appear to further tighten this rule by suggesting that an employee has the right to demand a non-fixed-term contract upon the completion of the second fixed term regardless of whether the employer agrees to a contract renewal. A non-fixed-term contract does not have a termination date and it is generally difficult to terminate such a contract because termination must be based on limited statutory grounds. The employer can no longer supplement such statutory grounds through an agreement with the employee. In addition, the Labor Contract Law requires the payment of statutory severance upon the termination of an employment contract in most circumstances, including the expiration of a fixed-term employment contract.

Under the Labor Contract Law, employers can only impose a post-termination non-competition provision on employees who have access to their confidential information for a maximum period of two years. If an employer intends to maintain the enforceability of a post-termination non-competition provision, the employer has to pay the employee compensation on a monthly basis post-termination of the employment. Under the Labor Contract Law, a “mass layoff” is defined as termination of more than 20 employees or more than 10% of the workforce. The Labor Contract Law expands the circumstances under which a mass layoff can be conducted, such as when a company undertakes a restructuring pursuant to the PRC Enterprise Bankruptcy Law, suffers serious difficulties in business operations, changes its line of business, performs significant technology improvements, changes operating methods, or where there has been a material change in the objective economic circumstances relied upon by the parties at the time of the conclusion of the employment contract, thereby making the performance of such employment contract impractical. The employer must follow specific procedures in conducting a mass layoff. There is little guidance on what penalties an employer will suffer if it fails to follow the procedural requirements in conducting the mass layoff. Finally, the Labor Contract Law requires that the employer discuss the company’s internal rules and regulations that directly affect the employees’ material interests (such as employees’ salary, work hours, leave, benefits, and training, etc.) with all employees or employee representative assemblies and consult with the trade union or employee representatives on such matters before making a final decision.

All of our employees based exclusively within the PRC are covered by the new laws. As there has been little guidance and precedents as to how the Labor Contract Law and its Implementing Rules shall be enforced by the relevant PRC authorities, there remains uncertainty as to their potential impact on our business and results of operations. The implementation of the Labor Contract Law and its Implementing Rules may increase our operating expenses, in particular our personnel expenses and labor service expenses. If we want to maintain the enforceability of any of our employees’ post-termination non-competition provisions, the compensation and procedures required under the Labor Contract Law may add substantial costs and cause logistical burdens to us. Prior to the new law such compensation was often structured as part of the employee’s salary during employment, and was not an additional compensation cost. In the event that we decide to terminate employees or otherwise change our employment or labor practices, the Labor Contract Law and its Implementing Rules may also limit our ability to effect these changes in a manner that we believe to be cost-effective or desirable, which could adversely affect our business and results of operations. In particular, our ability to adjust the size of our operations when necessary in periods of recession or less severe economic downturns such as the recent financial turmoil may be affected. In addition, during periods of economic decline when mass layoffs become more common, local regulations may tighten the procedures by, among other things, requiring the employer to obtain approval from the relevant local authority before conducting any mass layoff. Such regulations can be expected to exacerbate the adverse effect of the economic environment on our results of operations and financial condition.

Our failure to fully comply with PRC labor laws exposes us to potential liability.

Companies operating in China must comply with a variety of labor laws, including certain social insurance, housing fund and other staff welfare-oriented payment obligations. While we believe we have complied with such obligations, there exist uncertainties to the interpretation, implementation and enforcement of such obligations.  If relevant governmental authorities determine that we have not complied fully with such obligations, we may be in violation of applicable PRC labor laws and we cannot assure you that PRC governmental authorities will not impose penalties on us for any failure to comply. In addition, in the event that any current or former employee files a complaint with relevant governmental authorities, we may be subject to making up such staff-welfare oriented obligations as well as paying administrative fines.

Risks Related to the Common Stock

Our common stock may be affected by limited trading volume and may fluctuate significantly.

Our common stock is traded on the Nasdaq Global Select Market. Although an active trading market has developed for our common stock, there can be no assurance that an active trading market for our common stock will be sustained. Failure to maintain an active trading market for our common stock may adversely affect our shareholders’ ability to sell our common stock in short time periods, or at all. In addition, sales of substantial amounts of our common stock in the public market could harm the market price of our common stock. Our common stock has experienced, and may experience in the future, significant price and volume fluctuations. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance. These broad market fluctuations may adversely affect the market price of our common stock

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a six-month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading-volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a one-year holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.

Subject only to any applicable stockholder approval requirements imposed by the Nasdaq Global Select Market, our board of directors has the authority to issue all or any part of our authorized but unissued shares of common stock. Issuances of common stock would reduce your influence over matters on which our stockholders vote.

Stockholders should have no expectation of any dividends.

To date, we have not declared nor paid any cash dividends. The Board of Directors does not intend to declare any dividends in the near future, but instead intends to retain all earnings, if any, for use in the operation and expansion of our business. If we decide to pay dividends, foreign exchange and other regulations in China may restrict our ability to distribute retained earnings from China or convert those payments from Renminbi into foreign currencies.

If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

If our common stock were removed from listing with the Nasdaq Global Market, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market. Investors in penny stocks should be prepared for the possibility that they may lose their whole investment.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2 Properties

Our principal executive offices are located at 6th floor, Xue Yuan International Tower, No. 1 Zhichun Road, Haidian District, Beijing PRC and the telephone number is +86-10-8232-8626. The office space is approximately 1,000 square meters in area.  Inner Mongolia Yongye’s main production facility is in the High Tech Economic Development Zone in Hohhot City in Inner Mongolia.

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

Not applicable.

Part II

ITEM 5 Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on The NASDAQ Stock Market (“NASDAQ”) under the trading symbol “YONG”. Between April 30, 2008 and September 3, 2009, our common stock was quoted on the OTC Bulletin Board (“OTCBB”) under the trading symbol “YGII.OB”. Until April 29, 2008, our common stock was traded under the symbol “GDTN.OB”. The closing price for our common stock on NASDAQ on March 12, 2010 was $8.70 per share.

The following table sets forth the high and low bid prices for our common stock prior to September 3, 2009 and the high and low sale prices for our common stock for subsequent periods, as reported by the OTC Bulleting Board System and the Nasdaq Global Market, respectively. There were no reported bids for our common stock during 2007, 2006 and the first quarter of 2008. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year	Period	High	Low

2008	First Quarter	—	—

	Second Quarter	$3.75	$1.75

	Third Quarter	4.65	2.00

	Fourth Quarter	2.00	1.25

2009	First Quarter	$1.60	$0.65

	Second Quarter	3.62	1.50

	Third Quarter	8.39	3.30

	Fourth Quarter	11.72	7.11

2010	First Quarter (through March 12)	9.21	6.87

Holders

As of December 31, 2009, there were approximately 28 active record holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2009, we did not have any active equity compensation plans.

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of our fiscal year ended December 31, 2009, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

Recent Sales of Unregistered Securities

We have reported all sales of our unregistered equity securities that occurred during 2009 in our Reports on Form 10-Q or Form 8-K, as applicable.

ITEM 6 Not Applicable

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

Overview

We are engaged in the research and development, manufacturing, distribution and sale of fulvic acid based liquid and powder nutrient compounds used in the agriculture industry. Our headquarters is in Beijing, China and additional administrative offices and our manufacturing unit are located in Hohhot, Inner Mongolia, China. Currently, we sell two lines of products, both based on our fulvic acid compound base: a plant nutrition liquid compound and animal nutrition powder which is a food additive. Our products start with our proprietary fulvic acid base which is extracted from humic acid, and to which we add other natural substances to customize the base for use in our plant and animal product lines. Based on our internal data and research, we believe our proprietary technology for fulvic acid extraction creates some of the purest and most effective fulvic acid base on the market in China today. We have found that our fulvic acid has a very light weight molecular composition, which we believe improves the overall permeability of cell walls and allows more complete transport of nutrients across plant membranes, effectively strengthening the overall health of plants. We believe our proprietary process for extracting fulvic acid from humic acid and our patented process for mixing our plant nutrient and patent pending process for mixing our animal nutrient are key differentiators in the market and may help us   provide a high quality product that we can control from procurement of raw materials to final production, which we also believe may help our products to provide reliable results from season to season.

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

In 2009, we sold approximately 8,502 tons of plant product (approximately 852,200 units), which represented 93% of revenue at USD $91.2M. We also sold approximately 1,175 tons of our animal products (approximately 174,200 units). This represented 7% of revenue at USD $6.9M. Yongye’s top 3 provinces by revenue for 2009 represented 66% of sales and were Hebei at $29M (30%), Inner Mongolia at $18.5M (19%) and Xinjiang at $16.7M (17%).

Recent Development

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

Seasonality

We face very seasonal demand patterns. In general, the second and third quarters drive the bulk of our overall sales, while the first and fourth quarters are typically our slowest quarters due to the lack of agriculture activities.

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

FINANCIAL HIGHLIGHTS

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	December 31, 2009	December 31, 2008

SALES
External customers	$95,870,906	$48,092,271
Related party	2,221,936	-

TOTAL SALES	98,092,842	48,092,271

COST OF SALES
External customers	44,966,126	23,165,684
Related party	1,023,260	-

COST OF SALES	45,989,386	23,165,684

GROSS PROFIT	52,103,456	24,926,587

SELLING EXPENSES	14,720,657	8,665,755

RESEARCH & DEVELOPMENT EXPENSES	1,690,248	-

GENERAL AND ADMINISTRATIVE EXPENSES	4,289,488	2,573,017

INCOME FROM OPERATIONS	31,403,063	13,687,815

OTHER EXPENSES/(INCOME)
Interest expense, net	70,101	3,135
Other (income)/expenses, net	(174,152)	526,039
Increase/(decrease) in fair value of derivative liabilities	24,009,802	(2,118,797)

TOTAL OTHER EXPENSES/(INCOME), NET	23,905,751	(1,589,623)

EARNINGS BEFORE INCOME TAX EXPENSE	7,497,312	15,277,438

INCOME TAX EXPENSE	4,997,105	864,292

NET INCOME	2,500,207	14,413,146

LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	304,556	1,102,388

NET INCOME ATTRIBUTABLE TO YONGYE INTERNATIONAL, INC.	2,195,651	13,310,758

Earnings per share:
Basic	$0.07	$0.68
Diluted	$0.07	$0.56
Weighted average shares used in computation:
Basic	31,324,830	19,599,054
Diluted	31,324,830	20,106,433

RESULTS OF OPERATIONS

Fiscal year ended December 31, 2009 compared with Fiscal year ended December 31, 2008

Our business for the year ended December 31, 2009 grew at a rate of 104% in net sales or a $ 50M increase over the same period in 2008. We experienced strong growth due to increased market demand in our existing markets, sales in new markets opened in 2009, a stable pricing model and overall industry growth.

The following table shows, for the periods indicated, information derived from our consolidated statements of income.

	Yongye	Yongye
	International, Inc.	International, Inc.
	FY 2009	FY 2008	Increase/ (decrease)
Net Sales	$98,092,842	$48,092,271	104%
Gross Profit	$52,103,456	$24,926,587	109%
Operating Income	$31,403,063	$13,687,815	129%
Net Income	$2,500,207	$14,413,146	(83)%

Gross Margins	53%	52%	2%
Net Margins	3%	30%	(90)%

EPS- Basic	$0.07	$0.68	(89)%
EPS- Diluted	$0.07	$0.56	(87)%

Our financial position at December 31, 2009 and December 31, 2008:

	Yongye	Yongye
	International, Inc.	International, Inc.	Increase
	FY 2009	FY 2008	/ (decrease)
Cash	$65,518,181	$4,477,477	1363%
Accounts receivable, net of allowance for doubtful accounts	$6,161,796	$2,748,042	124%
PP&E, net	$9,156,915	$5,368,074	71%
Total assets	$154,355,688	$34,504,261	347%
Short term bank loan	$2,925,174	$-	100%
Long-term loans - current portion	$331,693	$167,652	98%
Long-term loans	$545,327	$230,121	137%
Total equity of the Company’s shareholders	$134,463,424	$27,300,603	392%

We increased our cash position to $65,518,181 at December 31, 2009 from $4,477,477 at December 31, 2008, which is an overall increase of $61,040,704 or 1363% . This was primarily due to the December Financing.

Accounts receivable increased by 124% to $6,161,796 as of December 31, 2009 from $2,748,042 as of December 31, 2008 which was an increase of $3,413,754 due to growth in overall sales for the year.

Property, plant and equipment increased to $9,156,915 at December 31, 2009 from $5,368,074 at December 31, 2008, which was a 71% increase, or $3,788,841, and was largely due to completion of the acquisition of Shengmingsu manufacturing business in the fourth quarter.

Additionally, shareholders’ equity increased by $107,162,821 to $134,463,424 as of December 31, 2009, which is an overall 392% increase compared to $27,300,603 as of December 31, 2008, and was due primarily to our May and December 2009 equity offering transactions and the exercise of warrants that were issued to investors in 2008 and 2009 in connection with our equity offerings.

Net Sales

	Yongye	Yongye
	International, Inc.	International, Inc.
	FY 2009	FY 2008	Increase
Sales	$98,092,842	$48,092,271	104%
Gross Profit	$52,103,456	$24,926,587	109%
Gross Margin	53%	52%	2%

Sales revenue for the year ended December 31, 2009 was $98,092,842, an increase of $50,000,571 or 104%, compared with the corresponding period in 2008. This increase was the result of continued expansion of our distribution network and higher penetration ratio in our markets.

Gross profit for the year ended December 31, 2009 was $52,103,456, and represented 53% of sales. This was an increase of $27,176,869, or 109%, when compared with $24,926,587 in the corresponding period in 2008. Overall, when comparing gross margin percentages, the rates remained relatively stable between the two years.

The number of independently owned stores brought into our branded store network grew to 9,110 in the year ended December 31, 2009 from 1,125 in the same period ended December 31, 2008 which was an increase of 709%. This was due to our expanding sales territories and higher penetration in our markets.

Sales by Product Line

		Yongye			Yongye
		International, Inc.			International, Inc.
	Units	FY 2009	% of Total	Units	FY 2008	% of Total
	Shipped	Total sales	Sales	Shipped	Total sales	Sales

Plant	852,200	91,172,988	93%	427,196	44,842,062	93%
Animals	174,200	6,919,854	7%	98,058	3,250,209	7%
Total	1,026,400	98,092,842	100%	525,254	48,092,271	100%

Sales of plant product increased 99% to 852,200 units for the year ended December 31, 2009 from 427,196 units in the same period ended December 31, 2008.

Sales of animal product increased 78% to 174,200 units for the year ended December 31, 2009 from 98,058 units in the same period ended December 31, 2008.

Customers

	Yongye		Yongye
	International, Inc.		International, Inc.
	FY 2009		FY 2008
	% of Sales	Sales	% of Sales	Sales
5 Major Customers	82%	$80,274,006	92%	$44,109,814
3 Major Customers	66%	$64,284,474	70%	$33,718,961
1 Major Customer	30%	$29,004,998	43%	$20,541,267

Five major customers accounted for 82% and one major customer accounted for 30% of the Company’s net revenue for the twelve months period ended December 31, 2009. Five major customers accounted for 92% and one major customer accounted for 43% of net revenue for the twelve months period ended December 31, 2008. The Company’s total sales to five major customers were $80,274,006 and $44,109,814, for the years ended December 31, 2009 and 2008, respectively.

Cost of Goods Sold

	Yongye	Yongye
	International, Inc.	International, Inc.	Increase
	FY 2009	FY 2008	/ (decrease)

Cost of Sales	$45,989,386	$23,165,684	99%
Percentage of Sales	47%	48%	(1)%

Cost of goods sold for the year ended December 31, 2009 was $45,989,386 which is 47% of revenues. This is an increase of $22,823,702 over the previous period which represents a 99% increase overall. As a percent of revenue, the ratio remained relatively stable.

Selling, General & Administrative Expenses

	Yongye	Yongye
	International, Inc.	International, Inc.	Increase /
	FY 2009	FY 2008	(decrease)
Selling, General and Administrative (excluding research and development costs)	$19,010,145	$11,238,772	69%
Percentage of Sales	19%	23%	(4)%

Selling, general and administrative (“SG&A”) expenses excluding research and development expenses for the year ended December 31, 2009 was $19,010,145, an overall increase of $7,771,373 or 69% when compared with the corresponding period in 2008. The increase is result of our significantly increased sales. SG&A, as a percentage of revenue, decreased by 4%, primarily because of more efficient use of marketing programs. We increased staffing overall as we employed an additional 243 staff across the organization as compared with December 31, 2008. In line with this, we experienced increased salaries in the amount of $1.2 million over the year ended December 31, 2008. Selling expense increased by $6.1 million primarily due to increased advertising activities to drive high sales volume. The increases in other expenses including freight, office expense, rental, travel and related expenses, etc, were mainly due to our business expansion. As of December 31, 2008,  an allowance for doubtful accounts of $305,338 was provided against an accounts receivable that management believed to be uncollectible at that time. The allowance for doubtful accounts of $305,338 was reversed during the year ended December 31, 2009 as the total amount of the accounts receivable was repaid by the customer during the year ended December 31, 2009.

Research and development expenses for the year ended December 31, 2009 were $1,690,248 as compared with $0 for the same period ended 2008 and which represented 2% of revenues for 2009.

Loss on change in fair value of derivative liabilities

The Company has accounted for warrants issued to investors and Roth in April Offering and September Offering in year 2008 and May Offering in year 2009 as liability measured at fair value. The change in their fair value during the year ended December 31, 2009 resulted in a loss of $24,009,802 as compared with a gain of $2,118,797 for the year ended December 31, 2008. In addition, the loss recognized for the year ended December 31, 2009 was mainly due to the significant increase of our stock price as of December 31, 2009 compared to December 31, 2008 and May 8, 2009.

Corporate Income Taxes

The Company did not carry on any business and did not maintain any branch office in the United States during the years ended December 31, 2009 and 2008 and does not intend to repatriate any earnings from the Chinese operations. Therefore, no provision for withholding taxes for the undistributed earnings of foreign subsidiaries or U.S. federal income taxes or deferred income tax benefits has been made.

For the year ended December 31, 2009, the Company’s income tax expense was $4,997,105 and income tax payable was $4,082,424 as of December 31, 2009 as compared to $ 864,292 and $219,366, respectively, for the same period in 2008.

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. According to the approval from the tax authority in the city level of Hohhot in Inner Mongolia Autonomous Region, Yongye Nongfeng was assessed to use the deemed profit method to determine the amount of income tax provision for the period from April 1, 2008 to December 31, 2008. Under the deemed profit method, Yongye Nongfeng is subject to income tax at 25% on its deemed profit which is determined based on its revenue less 95% deemed expenses. In December 2009, the Company received notice that it is subject to the enterprise income tax rate of 15% for both full year 2009 and 2010.

Net Income

	Yongye	Yongye
	International, Inc.	International, Inc.
	FY2009	FY2008	Increase/ (decrease)
Net Sales	$98,092,842	$48,092,271	104%
Net Income	$2,500,207	$14,413,146	(83)%

Net Margins	3%	30%	(90)%

EPS- Basic	$0.07	0.68	(90)%
EPS- Diluted	$0.07	0.56	(88)%

Net income for the period ended December 31, 2009 decreased by $11,912,939 to $2,500,207 from $14,413,146 in the same period ended December 31, 2008, which is an 83% decrease. This also represented a decrease in the overall percentage of net income to sales by 27% from 30% in the year ended December 31, 2008 to 3% in the year ended December 31, 2009. This was primarily due to the non-cash charges of $24,009,802 in 2009 for the increase in fair value of warrants which were substantially exercised in 2009.

Both basic and diluted earnings per share (EPS) for the year ended December 31, 2009, were $0.07. Basic and diluted earnings per share (EPS) for the year ended December 31, 2008, were $0.68 and $0.56, respectively.  The weighted average shares outstanding used to calculate basic and diluted EPS for the year ended December 31, 2009 were 31.3 million and 31.3 million, respectively. The weighted average shares outstanding used to calculate basic and diluted EPS for the year ended December 31, 2008 were 19.6 million and 20.1 million, respectively.

Foreign Currency Translation Gains

The reporting currency of the Company is the US dollar. Our subsidiary in China uses the local currency, Renminbi (RMB), as its functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the exchange rate at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity and comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations.

The value of the USD versus the RMB increased overall during 2009 and as a result of the depreciation of the RMB, we recognized a foreign currency translation loss of $309 for the year ended December 31, 2009 as compared to a translation gain of $331,100 for the same period in 2008. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, and results of operations or financial condition. All of our revenues and expenses are substantially denominated in RMB. The income statement accounts were translated at 1 RMB to 0.1462 USD and balance sheet amounts were translated at 1 RMB to 0.1463 USD as of December 31, 2009.

Liquidity and Capital Resources

Inner Mongolia Yongye has historically financed its operations and capital expenditures principally through shareholder loans, and bank loans. Yongye Nongfeng, has used collection of sales, the net proceeds of the May offering and commercial bank loan to finance the purchase of raw materials and finished inventory from Inner Mongolia Yongye, capital equipment and an expansion of our facilities and production, including certain productive assets of Shengmingsu manufacturing business acquired from Inner Mongolia Yongye, build out of our distribution network through advertising and marketing programs and their associated expenses. Our December offering has also led to the significant increase in cash and cash reserves at the end of December 31, 2009. Cash and Cash Equivalents balance amounted to $65,518,181 and $4,477,477 as of December 31, 2009 and December 31, 2008, respectively.

As is customary in the industry, we provide payment terms to most of our distributors which typically exceed the terms that we ourselves receive from our suppliers.  Currently, we typically provide 6 months terms to our key provincial level customers and ask for all others to make cash payments up front or upon delivery.  Therefore, the Company’s liquidity needs have generally consisted of working capital necessary to finance receivables and raw material inventory. We believe that over the next 12 months our existing cash, cash equivalents and cash flows from operations will be sufficient to meet our anticipated future cash needs. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. We will determine how to meet these specific cash flow needs as they arise. Therefore, there can be no assurance that such additional investment will be available to us, or if available, that it will be available on terms acceptable to us.

Financial Cash Flow Highlights

	Yongye	Yongye
	International Inc.	International Inc.	Increase /
	FY 2009	FY 2008	(decrease)
Net cash used in operating activities	$(2,466,905)	$(8,666,893)	(72)%
Net cash used in investing activities	$(4,832,463)	$(5,475,572)	(12)%
Net cash provided by financing activities	$68,420,351	$18,286,765	274%
Effect of exchange rate change on cash and cash equivalents	$(80,279)	$325,041	(125)%
Net increase in cash and cash equivalents	$61,040,704	$4,469,341	1,266%
Cash and cash equivalents at beginning of period	$4,477,477	$8,136	54,933%
Cash and cash equivalents at end of period	$65,518,181	$4,477,477	1,363%

The Company’s working capital on December 31, 2009 increased by $93,031,075 to $116,302,315 from $23,271,240 on December 31, 2008. The increase in working capital by 400% over the same period in 2008 resulted primarily from the May and December financings, increased receipts of accounts receivables during the fourth quarter, and offset by the increase in build up of inventory in preparation for shipments beginning in Q1 of 2010.

Our provincial level distributors typically pay us up to 6 months after we ship products to them.  Because we are constrained by the seasonal forces and the elongated payment terms of the agriculture industry, we slowly build up accounts receivable starting in the first quarter and more rapidly add to this throughout the peak season of the second and third quarter. As the end of the year approaches, we typically have had the ability to collect a great deal of our receivables so as to start the new year with a much lower balance.

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

Accounts receivable Days Sales Outstanding (“DSO”) is defined as average accounts receivable for the period divided by net sales per day and for the fiscal year ended December 31, 2009 decreased 1 day to 17 days at December 31, 2009 from 18 days at December 31, 2008 and Days Sales in Inventory (“DIO”) is defined as average inventory in the period divided by the cost of sales per day and increased by 7 days to 249 days at December 31, 2009 from 242 days at December 31, 2008.

For the year ended December 31, 2009, net cash used in operating activities decreased by $6,199,988 to $2,466,905 from $8,666,893 for the year ended December 31, 2008. Reductions in cash used in operating activities were primarily attributable to the increase of profitability of the Company by $14,215,660 with the growth of sales. On the other hand, the expansion of our manufacturing facility resulted in the increase in cash paid for raw materials by $6,120,366 during the year ended December 2009.

For the year ended December 31, 2009, net cash used in investing activities decreased by $643,109 to $4,832,463 from $5,475,572 in the same period in 2008 and was primarily attributable to decrease in purchase of property and equipment.

For the year ended December 31, 2009, gross cash from financing activities increased by $53,413,981 to $73,196,957 from $19,782,976 for the year ended 2008. This resulted from our offerings received in May and December 2009. This was offset by expenses incurred in stock issuance costs of $4,528,456. Net cash provided from financing activities increased $50,133,586 to $68,420,351 year ended 2009 from $18,286,765 year ended 2008.

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

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, and accordingly, no such arrangements are likely to have a current or future effect on our financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements. The footnote 2 to the Company’s financial statements (Summary of Significant Accounting Policies) describes the major accounting policies and methods used in the preparation of the financial statements.

The following are considered to be the Company’s critical accounting policies:

Accounts receivable and allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Realizability of inventory

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method. Cost of work in progress and finished goods comprise direct materials, direct production costs and an allocation of production overheads based on normal operating capacity.

Fair value of warrants

The estimated fair values of the warrants issued to investors were determined at December 31, 2009 and 2008 using Binominal Option Pricing Model. The fair values of the warrants are summarized as follows:

	April Warrants	September Warrants	May Warrants
Fair value of Warrant per share (US$) at:
Date of issuance	1.07	2.08	0.95
December 31, 2008	0.66	0.68	N/A
December 31, 2009	6.78	6.81	N/A

The key assumptions adopted in Binominal Option Pricing Model for the estimation of the fair values of the warrants outstanding as of December 31, 2009 and 2008 were summarized as follows:

	December 31, 2009		December 31, 2008
	April Warrants	September Warrants	April Warrants	September Warrants

Expected volatility	61.0%	60.0%	59.5%	58.5%

Expected dividends yield	0%	0%	0%	0%

Time to maturity	3.30 years	3.72 years	4.30 years	4.69 years

Risk-free interest rate per annum	2.218%	2.218%	1.411%	1.411%

Fair value of underlying common shares (per share)	8.13	8.13	1.60	1.60

ITEM 8 Financial Statements and Supplementary Data

Consolidated Financial Statements

The information required by Item 8 appears after the signature page to this report.

ITEM 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.

ITEM 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Although the management of our Company, including the Chief Executive Officer and the Chief Financial Officer, believes that our disclosure controls and internal controls currently provide reasonable assurance that our desired control objectives have been met, management does not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that its internal control over financial reporting was effective as of December 31, 2009. Based on that evaluation and the criteria set forth in the COSO Report, management concluded that its internal control over financial reporting was effective as of December 31, 2009. Through the evaluation process, management identified certain areas for improvement and is committed to further strengthen these areas by implementing the following measurements: 1) The Company will continue to bring in additional qualified financial personnel to the accounting department to further strengthen its financial reporting function, in particular in the growing manufacturing business; 2) The Company will provide more regular trainings, including but not limited to update on U.S. GAAP, to its financial personnel; 3) The Company will maintain a more frequent communication and interaction among its management, audit committee, independent auditors and other external advisers; 4) The Company has recruited a qualified and experienced Internal Audit Manager, who commenced to work in March 2010 with primary responsibility to ensure an effective implementation of the Company's internal control policies.

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management Process to Assess the Effectiveness of Internal Control over Financial Reporting

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Company followed a comprehensive compliance process across our major operations to evaluate our internal control over financial reporting, engaging employees at all levels of the organization. Our internal control environment includes a corporate-wide attitude of integrity and control consciousness. This is exemplified by our ethics education program that includes long-standing principles and policies on ethical business conduct that require employees to maintain the highest ethical and legal standards in the conduct of our business. We have distributed the Board of Directors approved policy on ethics and code of business conduct to all employees and required them to study and abide by the policy. We encourage any employee may report suspected violations of law or our policy. The internal control system further includes careful selection and training of supervisory and management personnel, appropriate delegation of authority and division of responsibility, dissemination of accounting and business policies throughout the Company, and an extensive program of internal audits with management follow-up. Our Board of Directors, assisted by the Audit Committee, monitors the integrity of our financial statements and financial reporting procedures, the performance of our internal audit function and independent auditors, and other matters set forth in its charter. The Committee, which currently consists of three independent directors, meets regularly with representatives of management, and with the independent auditors and the Internal Auditor, with and without management representatives in attendance, to review their activities.

ITEM 9B Other Information.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K but not reported.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Directors and Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and “—Role of the Audit Committee” in our Proxy Statement related to the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Company” in Part I of this report.

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics is posted on our website. The Internet address for our website is www.yongyeintl.com, and the code of ethics may be found from our main web page by clicking first on “Investor Relations” and then on “Corporate Governance” under “Investor Relations,” next on “The Code of Business Ethics and Conduct” under “Corporate Governance.”

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, on the web page found by clicking through to “Code of Business Ethics and  Conduct” as specified above.

ITEM 11 Executive Compensation

The information appearing under the headings “Director Compensation” and “Executive Compensation” in our Proxy Statement related to the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Management and Certain Beneficial Owners,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Executive Compensation – Options and Stock Appreciation Rights,” in each case in our Proxy Statement related to the 2009 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13 Certain Relationships and Related Transactions, Director Independence

For the year ended December 31, 2009 and 2008, the Company's subsidiary, Yongye Nongfeng purchased inventories from Inner Mongolia Yongye amounting to $33,048,126 and $43,509,906 respectively. In January 2008, upon receiving governmental approval of its establishment, Yongye Nongfeng entered into an agreement (the “Agreement”) with Inner Mongolia Yongye, pursuant to which Yongye Nongfeng agreed to purchase finished products from Inner Mongolia Yongye at a fixed price of RMB 350 per case for fulvic acid based plant products and RMB 120 per case for fulvic acid based animal products.  The term of the Agreement was for the period from January 15, 2008 to January 14, 2013. Pursuant to the Agreement, the Company could terminate the Agreement by giving one month notice to Inner Mongolia Yongye. Upon Yongye Nongfeng obtaining its own fertilizer license, the Agreement was terminated in July, 2009.

As of December 31, 2009 and 2008, accounts payable to related party were $880,026 and $46,739, respectively, and represented the payable for the purchases of inventories from Inner Mongolia Yongye.

Due from related party was $192,741 as of December 31, 2008 which represented the payment the Company made on behalf of Inner Mongolia Yongye for audit fees and research and development fees for the year ended December 31, 2008.

For the year ended December 31, 2009, the Company sold fulvic acid plant based products of $2,221,936 to Hubei Longshangxing Xinnongcun Fuwu Youxiangongsi, which is 51% owned by Inner Mongolia Yongye.

As of December 31, 2009, the amount due to a related party was $1,663,191 which mainly represented the payable for the acquisition of “Shengmingsu manufacturing business” from Inner Mongolia Yongye. The Company expects to repay the amount during the year ending December 31, 2010.

For the year ended December 31, 2008, the Company borrowed $1,617,293 from Yin Ping, the wife of the CEO, $762,524 from Inner Mongolia Yongye and $10,000 from Kim McElroy, a director of the Company who resigned in April 2008. The amounts were repaid in full as of December 31, 2008.

In October 2009, the Company completed the acquisition of “Shengmingsu manufacturing business” from Inner Mongolia Yongye (See Note 3 to the consolidated financial statements).

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

•
On September 28, 2008, a building lease agreement and an equipment lease agreement were entered into in which Inner Mongolia Yongye would lease a building and certain equipment from Yongye Nongfeng from September 28, 2008 to September 27, 2009, which was terminated on June 1, 2009 upon Yongye Nongfeng obtaining the fertilizer license from Ministry of Agricultural.

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

ITEM 14. Principal Accountant Fees and Services

The information required by this item is included under the captions “Proposal No. 2: Ratification of Appointment of the Independent Public Accountants — Audit Fees” and “—Pre-Approval Policies and Procedures” in our Proxy Statement related to the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description

1.1	Underwriting Agreement dated December 17, 2009 (8)

2.1	Share Exchange Agreement, dated as of April 17, 2008.(1)

2.2	Articles of Merger with Agreement and Plan of Merger.(6)

3.1	Amended Articles of Incorporation.(1)

3.2	Articles of Merger with Agreement and Plan of Merger.(6)

3.3	Bylaws.(5)

4.1	Form of Investor Warrant (i).(1)

4.2	Form of Investor Warrant (ii).(1)

4.3	Form of Placement Agent Warrant.(5)

4.4	Registration Rights Agreement, dated as of April 17, 2008.(1)

4.5	Registration Rights Agreement, dated as of September 5, 2008.(2)

4.6	Registration Rights Agreement, dated as of May 9, 2009.(3)

10.1	Securities Purchase Agreement, dated as of April 17, 2008.(1)

10.2	Lockup Agreement, dated as of April 17, 2008.(1)

10.3	Make Good Escrow Agreement, dated as of April 17, 2008.(1)

10.4	Closing Escrow Agreement, dated as of April 17, 2008.(1)

10.5	Sales Agreement, dated April 1, 2008 by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and Yongye Nongfeng Biotechnology Co., Ltd .(1)

10.6	Cooperation Agreement dated January 15, 2008 by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and Yongye Nongfeng Biotechnology Co., Ltd.(1)

10.7	Sino-foreign Cooperative Joint Venture Contract, dated November 16, 2007 by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and Asia Standard Oil Limited.(1)

10.8	Supplemental Agreement to the Sino-foreign Cooperative Joint Venture Contract by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and Asia Standard Oil Limited.(1)

10.9	Securities Purchase Agreement, dated as of September 5, 2008.(2)

10.10	Make Good Escrow Agreement, dated as of September 5, 2008.(2)

10.11	Closing Escrow Agreement, dated as of September 5, 2008.(2)

10.12	Securities Purchase Agreement, dated as of May 8, 2009.(3)

10.13	Closing Escrow Agreement, dated as of May 8, 2009.(3)

10.14	Employment Contract of Zishen Wu, executed April 17, 2008.(1)

10.15	Employment Contract of Zhao Qiang, executed April 17, 2008.(1)

10.16	Employment Contract of Larry Gilmore, executed April 17, 2008.(1)

10.17	Employment Contract of Sam (Yue) Yu, dated March 25, 2009.(4)

10.18	Form of Non-Independent Director Contract.(5)

10.19	Form of Independent Director Contract.(5)

10.20	Form of Vehicle Usage Agreement.**

14.1	Code of Ethics.(7)

21.1	Subsidiaries of the Registrant.(5)

23.1	Consent of KPMG, an independent registered public accounting firm.*

23.2	Consent of MSPC.*

99.1	Certificate of Scientific and Technological Advancements granted by the Inner Mongolia Autonomous Region Science and Technology Bureau, dated December 8, 2008.**

99.2	Consent of Scientific and Technological Advancements granted by the Inner Mongolia Autonomous Region Science and Technology Bureau, dated December 8, 2008.**

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.*

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.*

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.*

* Filed herewith.

** Previously filed.

(1)           Incorporated by reference herein to the Report on Form 8-K filed on April 22, 2008.

(2)           Incorporated by reference herein to the Company’s Registration Statement on Form S-1/A (Reg. No. 333-150949) filed with the Securities and Exchange Commission on September 9, 2008.

(3)           Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2009.

(4)           Incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2009.

(5)           Incorporated by reference herein to the Company’s Registration Statement on Form S-1 (Reg. No. 333-159892) filed with the Securities and Exchange Commission on June 11, 2009.

(6)           Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2009.

(7)           Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2009.

(8)           Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2009.

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

YONGYE INTERNATIONAL, INC.

Date: March 15, 2010	By:	/s/ Zishen Wu
		Name:	Zishen Wu
		Title:	Chief Executive Officer
Date: March 15, 2010	By:	/s/ Sam Yu
		Name:	Sam Yu
		Title:	Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 15, 2010	By:	/s/ Zishen Wu
Name: Zishen Wu
Title: Chief Executive Officer and Chairman

Date: March 15, 2010	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Officer

Dated: March 15, 2010	By:	/s/ Taoran Sun
Name: Taoran Sun
Title: Vice Chairman

Dated: March 15, 2010	By:	/s/ Qiang Zhao
Name: Qiang Zhao
Title: Director

Dated: March 15, 2010	By:	/s/ Xiaochuan Guo
Name: Xiaochuan Guo
Title: Director

Dated: March 15, 2010	By:	/s/ Rijun Zhang
Name: Rijun Zhang
Title: Director

Dated: March 15, 2010	By:	/s/ Xindan Li
Name: Xindan Li
Title: Director

Dated: March 15, 2010	By:	/s/ Sean Shao
Name: Sean Shao
Title: Director

YONGYE INTERNATIONAL, INC.

AND SUBSIDIARIES

CONTENTS

PAGE	F-1 – F-2	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS.

PAGE	F-3	CONSOLIDATED BALANCE SHEETS.

PAGE	F-4	CONSOLIDATED STATEMENTS OF INCOME.

PAGE	F-5	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME.

PAGE	F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS.

PAGES	F-7 - F-36	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Yongye International, Inc.:

We have audited the accompanying consolidated balance sheet of Yongye International, Inc. and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yongye International, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with United States generally accepted accounting principles.

KPMG

Hong Kong, China
March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Yongye Biotechnology International, Inc.

We have audited the accompanying consolidated balance sheet of Yongye Biotechnology International, Inc. and Subsidiaries as of December 31, 2008 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

MSPC
Certified Public Accountants and Advisors, P.C.

New York, New York
March 19, 2009

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	December 31, 2009	December 31, 2008
Current assets
Cash		$65,518,181	$4,477,477
Accounts receivable, net of allowance for doubtful accounts	4	6,161,796	2,748,042
Inventories	5	42,033,261	20,708,193
Prepayments	6	6,211,896	44,051
Due from a related party	19	-	192,741
Prepaid expenses		112,879	189,478
Other receivables		383,841	680,752
Total Current Assets		120,421,854	29,040,734

Property, plant and, equipment, net	7	9,156,915	5,368,074
Intangible asset, net	8	85,058	95,453
Land use right, net	9	4,166,987	-
Other assets	10	2,029,012	-
Goodwill	11	9,945,862	-
Total Assets		$145,805,688	$34,504,261
Current liabilities
Short-term bank loan	12	$2,925,174	$-
Long-term loans - current portion	13	331,693	167,652
Accounts payable - related party	19	880,026	46,739
Accounts payable - third parties		344,774	-
Income tax payable	16	4,082,424	219,366
Advance from customers		29,157	1,869,400
Accrued expenses		479,609	583,880
Due to a related party	19	1,663,191	-
Other payables		553,286	774,526
Derivative liabilities – fair value of warrants	14	1,380,205	2,107,931
Total Current Liabilities		12,669,539	5,769,494

Long-term loans	13	545,327	230,121

Total Liabilities		13,214,866	5,999,615

Stockholders’ equity
Common stock: par value $.001; 75,000,000 shares authorized; 44,532,241 shares issued and outstanding at December 31, 2009 and 26,760,258 shares issued and outstanding at December 31, 2008	14	44,532	26,760
Additional paid-in capital	14	118,583,308	13,633,604
Subscription receivable	14	(8,550,000)	-
Retained earnings		15,506,445	13,310,794
Accumulated other comprehensive income		329,139	329,445
Total Equity of the Company’s Shareholders		125,913,424	27,300,603
Noncontrolling interest		6,677,398	1,204,043
Total Stockholders’ Equity		132,590,822	28,504,646

Total Liabilities and Stockholders’ Equity		$145,805,688	$34,504,261

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

		For the Years Ended
	Note	December 31, 2009	December 31, 2008

Sales
External customers		$95,870,906	$48,092,271
Related party	19	2,221,936	-

Total sales		98,092,842	48,092,271

Cost of sales
External customers		44,966,126	23,165,684
Related party		1,023,260	-

Cost of sales		45,989,386	23,165,684

Gross profit		52,103,456	24,926,587

Selling expenses		14,720,657	8,665,755

Research & development expenses		1,690,248	-

General and administrative expenses		4,289,488	2,573,017

Income from operations		31,403,063	13,687,815

Other expenses/(income)
Interest expense, net		70,101	3,135
Other (income)/expenses, net		(174,152)	526,039
Increase/(decrease) in fair value of derivative liabilities	14	24,009,802	(2,118,797)

Total other expenses/(income), net		23,905,751	(1,589,623)

Earnings before income tax expense		7,497,312	15,277,438

Income tax expense	16	4,997,105	864,292

Net income		2,500,207	14,413,146

Less: Net income attributable to the noncontrolling interest		304,556	1,102,388

Net income attributable to Yongye International, Inc.		2,195,651	13,310,758

Earnings per share:
Basic	20	$0.07	$0.68
Diluted	20	$0.07	$0.56

Weighted average shares used in computation:
Basic	20	31,324,830	19,599,054
Diluted	20	31,324,830	20,106,433

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Years ended December 31, 2009 and 2008
		Common Stock
	Note	Shares of Common Stock	Common Stock Amount	Additional Paid-in Capital	Subscription receivable	Retained Earnings	Accumulated Other Comprehensive Income	Equity of the Company’s Shareholders	Noncontrolling Interest	Total Stockholders’ Equity
			$	$	$	$	$	$	$	$
Balance as of January 1, 2008		4,960,000	4,960	(6,860)	-	-	-	(1,900)	-	(1,900)
Net income		-	-	-	-	13,310,758	-	13,310,758	1,102,388	14,413,146
Foreign currency exchange translation adjustment, net of nil income taxes		-	-	-	-	-	329,445	329,445	1,655	331,100
Comprehensive income								13,640,203	1,104,043	14,744,246
Stock issued to Fullmax Shareholders	1	11,444,755	11,445	(11,445)	-	36	-	36	100,000	100,036
Stock issued for cash April 17, 2008	14	6,495,619	6,495	6,763,803	-	-	-	6,770,298	-	6,770,298
Stock issued for cash September 8, 2008	14	6,073,006	6,073	4,277,905	-	-	-	4,283,978	-	4,283,978
Warrants exercised	14	686,878	687	2,607,301	-	-	-	2,607,988	-	2,607,988
McElroy shares cancelled		(2,900,000)	(2,900)	2,900	-	-	-	-	-	-
Balance as of December 31, 2008		26,760,258	26,760	13,633,604	-	13,310,794	329,445	27,300,603	1,204,043	28,504,646
Net income		-	-	-	-	2,195,651	-	2,195,651	304,556	2,500,207
Foreign currency exchange translation adjustment, net of nil income taxes		-	-	-	-	-	(306)	(306)	(3)	(309)
Comprehensive income								2,195,345	304,553	2,499,898
Common stock issued for cash May 8, 2009	14	5,834,083	5,834	7,907,201	-	-	-	7,913,035	-	7,913,035
Common stock issued for cash December 22, 2009	14	8,000,000	8,000	56,300,000	-	-	-	56,308,000	-	56,308,000
Common stock issued for cash December 31, 2009	14	1,200,000	1,200	8,548,800	(8,550,000)	-	-	-	-	-
Warrants exercised	14	2,737,900	2,738	25,532,505	-	-	-	25,535,243	-	25,535,243
Transfer of equity interest of a non-wholly owned subsidiary to non-controlling interest	3	-	-	9,461,196	-	-	-	9,461,196	2,368,804	11,830,000
Capital contribution to a non-wholly owned subsidiary	1	-	-	(2,799,998)	-	-	-	(2,799,998)	2,799,998	-

Balance as of December 31, 2009		44,532,241	44,532	118,583,308	(8,550,000)	15,506,445	329,139	125,913,424	6,677,398	132,590,822

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2009	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,500,207	$14,413,146
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	578,511	118,104
Loss on sale of property, plant and equipment	5,995	-
(Reversal of bad debt provision)/provision for bad debts	(305,338)	305,338
Increase/(decrease) in fair value of derivative liabilities	24,009,802	(2,118,797)
Changes in operating assets and liabilities (net of effect of an acquisition in 2009):
Accounts receivable	(3,099,156)	(3,053,380)
Inventories	(21,262,135)	(20,708,193)
Prepayments	(6,107,924)	(44,051)
Due from a related party	-	(192,741)
Prepaid expenses	77,013	(189,478)
Other receivables	298,444	(680,752)
Other assets	(1,751,395)	-
Accounts payable- related party	832,723	46,739
Accounts payable- third parties	344,589	-
Income tax payable	3,860,435	219,366
Advance from customers	(1,843,898)	1,869,400
Accrued expenses	(105,659)	583,880
Other payables	(222,593)	764,526
Net Cash Used in Operating Activities	(2,190,379)	(8,666,893)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	12,425	-
Purchase of property, plant and equipment	(1,560,587)	(5,475,572)
Payment for the acquisition of Shengmingsu manufacturing business	(2,834,676)	-
Net Cash Used in Investing Activities	(4,382,838)	(5,475,572)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	2,923,600	432,325
Repayment of bank loans	(248,150)	(34,552)
Proceeds from common stock and warrants issued	69,547,206	19,350,651
Payment for common stock and warrants issuance costs	(4,528,456)	(1,461,659)
Net Cash Provided by Financing Activities	67,694,200	18,286,765

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(80,279)	325,041
NET INCREASE IN CASH	61,040,704	4,469,341
Cash and cash equivalent at beginning of year	4,477,477	8,136
Cash and cash equivalent at end of year	$65,518,181	$4,477,477

Supplemental cash flow information:
Cash paid for income taxes	1,136,670	648,331
Cash paid for interest expense	77,342	11,301
Noncash investing and financing activities:

During the year ended December 31, 2008, the non-controlling shareholder of Yongye Nongfeng contributed a patent of  $100,000 to Yongye Nongfeng. During the year ended December 31, 2009, the Company acquired certain property, plant and equipment of $449,625 and other assets of $276,526 by assuming long-term loans.

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

A. Organization

Yongye International, Inc. (the “Company”, formerly known as “Golden Tan, Inc.” or “Yongye Biotechnology International, Inc.”) was incorporated in the State of Nevada on December 12, 2006. On April 17, 2008, the Company entered into a share exchange agreement (the “Exchange Agreement”) with Fullmax Pacific Limited (“Fullmax”), a privately held investment holding company organized on May 23, 2007 under the laws of the British Virgin Islands and all the shareholders of Fullmax (the “Fullmax Shareholders”). Pursuant to the terms of the Exchange Agreement, the Fullmax Shareholders transferred to the Company all of their shares in exchange for 11,444,755 shares of the Company’s common shares (the “Share Exchange”). As a result of the Share Exchange, Fullmax became a wholly-owned subsidiary of the Company and the Fullmax Shareholders received approximately 84.7% of the Company’s issued and outstanding common shares. Immediately prior to the date of the Share Exchange, the Company was a publicly listed shell entity with no operations and a nominal amount of cash and, Fullmax, through its wholly-owned subsidiary, Asia Standard Oil Limited (“ASO”) and indirect subsidiary, Yongye Nongfeng Biotechnology (“Yongye Nongfeng”), was engaged in the sale of fulvic acid based liquid and powder nutrient compounds for plant and animal feed used in the agriculture industry. The Share Exchange was accounted for as a reverse recapitalization, equivalent to the issuance of stock by Fullmax for the net monetary assets of the Company accompanied by a recapitalization.

In November 2007, ASO entered into a Sino-Foreign cooperative joint venture contract with Inner Mongolia Yongye Biotechnology Co., Ltd. (“Inner Mongolia Yongye”) to form Yongye Nongfeng, pursuant to which, Inner Mongolia Yongye and ASO were to own 10% and 90% of the equity interests in Yongye Nongfeng, respectively. Inner Mongolia Yongye was formed on September 16, 2003 in the People’s Republic of China (the “PRC”). Mr. Zishen Wu, Chief Executive Officer, President and Chairman of the Company, owns a controlling 91.67% of the equity interest in Inner Mongolia Yongye. Inner Mongolia Yongye is engaged in the research, manufacturing, and sale of biochemical products for use in plants and animal growth.  Inner Mongolia Yongye is located in the City of Hohhot, Inner Mongolia Autonomous Region PRC.

On January 4, 2008, the incorporation and establishment of Yongye Nongfeng was approved by the Inner Mongolia Department of Commerce and the Inner Mongolia Administration for Industry and Commerce. The scope of business of Yongye Nongfeng is the research and development, manufacturing, distribution and sale of fulvic acid based liquid and powder nutrient compounds used in the agriculture.  The period of the cooperative joint venture is ten years and may be extended by a written application submitted to the relevant government authority for approval no less than six months prior to the expiration of the cooperative joint venture. Prior to the legal establishment of Yongye Nongfeng, both Fullmax and ASO were non-substantive holding companies with no assets and operations and were primarily designed and used as legal vehicles to facilitate foreign participation in the business conducted by Inner Mongolia Yongye.

In May 2008, upon the agreement among Inner Mongolia Yongye, ASO and Yongye Nongfeng, the ownership of Yongye Nongfeng was revised, pursuant to which Inner Mongolia Yongye and ASO became 0.5% and 99.5% equity interest owner of Yongye Nongfeng, respectively.

In October, 2009, the Company completed the Acquisition (See Note 3). The consideration paid for the Acquisition consisted of cash of $4.7 million and 4.5% equity interests in Yongye Nongfeng. After the Acquisition, Inner Mongolia Yongye and ASO became 5% and 95% equity interest owner of Yongye Nongfeng, respectively.

During the year ended December 31, 2009, ASO made a capital contribution of $55,999,965 into Yongye Nongfeng, which did not result in a change in its ownership interest in Yongye Nongfeng. The change in the noncontrolling interest of $2,799,998 that resulted from the capital contribution was accounted as an adjustment to additional paid-in capital in the consolidated statements of stockholders’ equity and comprehensive income.

B. Nature of Business

The Company, through its primary operating subsidiary, Yongye Nongfeng, is engaged in the manufacturing, research and development and sale of fulvic acid based liquid and powder nutrient compounds used in the agriculture industry in the PRC.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

 The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the financial statements of the Company and its subsidiaries. The accompanying consolidated balance sheet as of December 31, 2009, and the related consolidated statement of income, stockholders’ equity and comprehensive income and cash flows for the year ended December 31, 2009 include Yongye International, Inc. and its subsidiaries namely Fullmax, ASO and Yongye Nongfeng. The accompanying consolidated balance sheet as of December 31, 2008 consists of the financial position of the Company, Fullmax, ASO and Yongye Nongfeng and the consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the year ended December 31, 2008 consist of the financial results and cash flows of Yongye Nongfeng for the year ended December 31, 2008 and the financial results and cash flows of Fullmax and ASO from the period April 17, 2008 to December 31, 2008.  For the period from January 1, 2008 to April 17, 2008, the financial results and cash flows of Fullmax and ASO were not material.

All significant intercompany transactions and balances are eliminated on consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the allowance for doubtful accounts; the fair value determination of financial and equity instruments, the realizability of deferred tax assets and inventories; the recoverability of goodwill, intangible asset, land use right and property, plant and equipment; and accruals for income tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

 INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method. Cost of work in progress and finished goods comprise direct materials, direct production costs and an allocation of production overheads based on normal operating capacity.

PROPERTY, PLANT AND EQUIPMENT

 Property, plant and equipment are stated at cost. Depreciation on property, plant and equipment other than leasehold improvements is calculated on the straight-line method over the estimated useful lives of the assets. Amortization on leasehold improvements is calculated on the straight-line method over the estimated useful life or lease period, whichever is shorter. Estimated useful lives are as follows:

Buildings	30 years
Machinery and equipment	10 years
Office equipment and furniture	5 years
Vehicles	10 years
Software	10 years
Leasehold improvements	3 years

When items are retired or otherwise disposed of, income is charged or credited for the differences between the net book value of the item disposed and proceeds received thereon.

LAND USE RIGHT

Land use right represent the exclusive right to occupy and use a piece of land in the PRC for a specified contractual term. Land use right is carried at cost, less accumulated amortization. Amortization is calculated using the straight-line method over the life of the right of 48 years.

REVENUE RECOGNITION

The Company recognizes revenue when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Written sales agreements specify price, products and quantity, are used as evidence of an agreement. Customer acceptance is evidenced by acceptance note with customer’s signature.

OPERATING LEASE

The Company leases office premises under non-cancelable operating leases.  Payments made under operating leases are charged to the consolidated statements of income on a straight-line basis over the lease term.

ADVERTISING COSTS

 Advertising costs are expensed as incurred and included in selling expenses. Advertising costs for the years ended December 31, 2009 and 2008 was $10,384,724 and $5,109,502, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Research and development costs for the years ended December 31, 2009 and 2008 was $1,690,248 and $0, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, (FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2009 and 2008.

GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Goodwill is not amortized, but is instead tested for impairment. Goodwill is reviewed for impairment annually in accordance with the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other (Statement No. 142, Goodwill and Other Intangible Assets). The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The Company performs its annual impairment review of goodwill at each December 31, and when a triggering event occurs between annual impairment tests. No impairment loss was recorded for the year ended December 31, 2009.

 INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income in the period that includes the enactment date. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10-25 clarifies the accounting for uncertain tax positions and requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as a component of income tax expense in the consolidated statements of income.

EMPLOYEE BENEFIT PLANS

Pursuant to relevant PRC regulations, Yongye Nongfeng is required to make contributions to various defined contribution plans organized by municipal and provincial PRC governments. The contributions are made for each PRC employee at rates ranging from 40.8% to 42.8% on a standard salary base as determined by the local social security bureau. Contributions to the defined contribution plans are charged to the consolidated statements of income when the related service is provided. For the years ended December 31, 2009 and 2008, contributions to the defined contribution plans was $133,367 and $31,053, respectively.

The Company has no other obligation for the payment of employee benefits associated with these plans beyond the contributions described above.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

 The financial position and results of operations of the Company’s subsidiaries in the PRC are measured using the Renminbi as the functional currency, while the Company’s reporting currency is the US dollar. Assets and liabilities of the subsidiaries are translated at the prevailing exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange during the period. Translation adjustments are included in the cumulative translation adjustment account in the consolidated statements of stockholders’ equity and comprehensive income.

 FAIR VALUE MEASUREMENTS

The Company applies the provisions of ASC Subtopic 820-10, Fair Value Measurements, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements.  ASC Subtopic 820-10 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

ASC Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC Subtopic 820-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC Subtopic 820-10 establishes three levels of inputs that may be used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company did not have any nonfinancial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009 and 2008.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur upon the exercise of outstanding warrants. Common share equivalents are excluded from the computation of the diluted earnings per share when their effect would be anti-dilutive.

SEGMENT REPORTING

The Company has one operating segment, which is the manufacture and sales of fulvic acid based liquid and powder nutrient compounds. Substantially all of the Company’s operations and customers are located in the PRC. Consequently, no geographic information is presented.

The Company manufactures and sells two principal products which are plant product and animal product. Sales of plant product were $91,172,988 and $44,842,062 for the years ended December 31, 2009 and 2008, respectively. Sales of animal product were $6,919,854 and $3,250,209 for the years ended December 31, 2009 and 2008, respectively.

CONTINGECIES

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations and tax matters.  An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-25

In September 2009, the FASB amended the FASB ASC Subtopic 605-25 which applies to multiple-deliverable revenue arrangements.  FASB ASC Subtopic 605-25 requires an entity to allocate revenue in a multiple-deliverable arrangement using vendor-specific objective evidence (“VSOE”), if it exists, otherwise third-party evidence of selling price (“TPE”). If neither VSOE nor TPE exists, the entity shall use its best estimate of the selling price for the deliverables.  As a result, the use of the residual method is eliminated and, instead, an entity is required to allocate revenue using the relative selling price method.  FASB ASC Subtopic 605-25 also expands disclosure requirements with respect to multiple-deliverable revenue arrangements. FASB ASC Subtopic 605-25 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Alternatively, an entity can elect to adopt the provisions of these issues on a retrospective basis. Management is currently evaluating the potential impact, if any, of adopting FASB ASC Subtopic 605-25 on the Company’s financial position and results of operations.

NOTE 3 – ACQUISITION OF SHENGMINGSU MANUFACTURING BUSINESS

In connection with the September Offering (See Note 14), the Company entered into agreements to acquire the productive assets of Shengmingsu manufacturing business from Inner Mongolia Yongye (“Acquisition”). In October 2009, the Company completed the Acquisition. Management has determined that the acquisition date of the Acquisition was the closing date or October, 2009, when all conditions precedent to the closing were met, including obtaining all the required licenses and permits from the PRC government to operate these productive assets acquired, obtaining approvals from the PRC government, and on which the Company legally transferred the 4.5% equity interest in Yongye Nongfeng to Inner Mongolia Yongye. The reason for the Acquisition was to expand the Company’s manufacturing business. The operating results of Shengmingsu manufacturing business have been included in the consolidated financial statements since that date. The transaction costs of the Acquisition were not material, and have been recorded in general and administrative expenses.

The Acquisition has been accounted for under ASC 805 using the acquisition method whereby the Company recognized the identifiable assets acquired (including any intangible assets) and any liabilities assumed. The excess of the cost of the acquisition over the fair value of net assets acquired has been recognized as goodwill. The acquired goodwill is not deductible for tax purpose.

The following summarize the fair value of the total consideration transferred.

Consideration	Fair value
Cash	$4,692,265
4.5% equity interest in Yongye Nongfeng	11,830,000
Total consideration	$16,522,265

The estimated fair value of the 4.5% equity interest in Yongye Nongfeng was determined by an independent valuer by using discount cash flow model.

The difference between the fair value of 4.5% equity interest transferred and the amount by which noncontrolling interest is adjusted due to the transfer is recognized in additional paid-in capital and amounted to $9,461,196.

The fair value of the total consideration transferred was allocated as follows:
	Fair value	Useful life
Property, plant and equipment
- Buildings	$1,443,489	30 years
- Machinery and equipment	577,191	10 years
- Vehicles	351,161	10 years
- Office equipment and furniture	13,280	5 years
Total property, plant and equipment	2,385,121
Land use right	4,188,750	48 years
Goodwill	9,948,394

Total consideration	$16,522,265

The goodwill of $9,948,394 arising from the Acquisition consists largely of the synergies and cost reductions through economies of scale.

Unaudited supplemental pro forma financial information

The following unaudited supplemental pro forma financial information represents the consolidated results of operations of the Company as if the Acquisition had occurred as of the beginning of January 1, 2009 and 2008. The unaudited supplemental pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the acquisition at the beginning of the period. In addition, the unaudited supplemental pro forma financial information does not attempt to project the future results of operations after the Acquisition.

	For the Years Ended
	December 31, 2009	December 31, 2008

Revenues	$98,092,842	$48,092,271
Net income	2,654,684	12,332,325
Net income per share attributable to Yongye International, Inc.
Basic	$0.07	0.58
Diluted	0.07	0.46

Since the acquisition date, the revenues from Shengmingsu manufacturing business, which were all inter-company sales, were eliminated in the consolidated financial statements.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2009 and 2008 consisted of the following:

	December 31, 2009	December 31, 2008

Accounts receivable	$6,161,796	$3,053,380
Less: allowance for doubtful accounts	-	(305,338)
Total	$6,161,796	$2,748,042

As of December 31, 2008, an allowance for doubtful accounts of $305,338 was provided against an accounts receivable that management believed to be uncollectible at that time. The allowance for doubtful accounts of $305,338 was reversed during the year ended December 31, 2009 as the total amount of the accounts receivable was repaid by the customer during the year ended December 31, 2009. No allowance for doubtful accounts was recorded during the year ended December 31, 2009 as management believes no accounts are uncollectible as of December 31, 2009.

Currently, the Company’s normal credit terms to customers with well-established trading records are up to six months while the Company generally requests other customers to pay either in advance or upon delivery.

NOTE 5 – INVENTORIES

Inventories at December 31, 2009 and 2008 consisted of the following:

	December 31, 2009	December 31, 2008

Finished goods	$31,734,252	$20,664,930
Work in progress	6,024,323	-
Raw materials	3,771,366	-
Consumables and packing supplies	503,320	43,263
Total	$42,033,261	$20,708,193

NOTE 6 – PREPAYMENTS

In order to secure stock supplies of lignite coal and other raw materials, the Company makes prepayments to certain suppliers. As of December 31, 2009, the prepayments to suppliers amounted to $6,070,458.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2009 and 2008 consisted of the following:

	December 31, 2009	December 31, 2008

Buildings	$5,644,213	$3,656,992
Machinery and equipment	1,535,189	673,480
Office equipment and furniture	356,560	85,087
Vehicles	2,037,130	824,013
Software	17,199	17,156
Leasehold improvements	219,388	218,844
	9,809,679	5,475,572

Less: Accumulated depreciation	652,764	107,498

Total	$9,156,915	$5,368,074

Depreciation expense for the years ended December 31, 2009 and 2008 was $545,887 and $107,498, respectively.

As of December 31, 2009, vehicles with an original carrying amount of $1,227,056 were pledged as security for the long-term banks loans of $754,110 provided by the banks for the purchase of the vehicles (See Note 13). As of December 31, 2009, an apartment with an original carrying value of $103,687 was pledged as security for a long-term bank loan of $72,376 provided by the bank for the purchase of the apartment (See Note 13).

As of December 31, 2009, buildings with an original carrying amount of $2,718,269 were pledged as security for the short-term bank loan of $2,925,174 (See Note 12).

As of December 31, 2008, vehicles in the amount of $692,982 were pledged for the long-term bank loans of $438,563 which were received for purchasing those vehicles (see Note 13).

NOTE 8 – INTANGIBLE ASSET

Intangible asset at December 31, 2009 and 2008 represented a patent as follows:

	December 31, 2009	December 31, 2008

Patent	$106,323	$106,059
Less: Accumulated amortization	21,265	10,606
Total	$85,058	$95,453

Amortization expense for the years ended December 31, 2009 and 2008 was $10,627 and $10,606, respectively. The estimated annual amortization expense for intangible asset in each of the next five years is $10,623.

NOTE 9 – LAND USE RIGHT

As of December 31, 2009, land use right represented.

December 31, 2009

Land use right	$4,188,995
Less: Accumulated amortization	22,008
Total	$4,166,987

As of December 31, 2009, the land use right was pledged as security for the short-term bank loan of $2,925,174 (See Note 12).

NOTE 10 – OTHER ASSETS

During the year ended December 31, 2009, the Company entered into agreements with certain distributors, including sub-distributors (the “Distribution Agreement”), pursuant to which the Company will give the distributor a free vehicle in exchange for the distributor agreeing to comply with certain sale conditions during the term of the agreement of five years.  The sales conditions included (1) meeting the annual sales target set by the Company; (2) not selling the products at a price lower than the price stipulated by the Company; and (3) selling the products only in Company’s approved territories.  To the extent the distributor fails any one of these conditions during the term of the agreement, the Company has the right to have the vehicles return back to the Company.

The cost of these vehicles has been recorded as “Other assets” which is expensed over a five years period.

NOTE 11 – GOODWILL

The goodwill as of December 31, 2009 represents the excess of the consideration paid by the Company over the fair value of the net identifiable assets acquired in the Acquisition (See Note 3).

NOTE 12 – SHORT-TERM BANK LOAN

On October 9, 2009, Yongye Nongfeng obtained a short-term bank loan of $2,925,174 from China Citic Bank that bears a fixed annual interest rate of 5.31% and is due on September 26, 2010. The interest expense for the year ended December 31, 2009 was $35,727. The short-term loan was pledged by the land use right and buildings with an original carrying amount of $4,188,995 and $2,718,269, respectively.

NOTE 13 – LONG-TERM LOANS

As of December 31, 2009 and 2008, the long-term loans consisted of the followings:

	December 31, 2009	December 31, 2008

Vehicle loans-employees	$532,425	$397,773
Mortgage loan	71,618	-
Vehicle loans-distributors	272,977	-
Total	$877,020	$397,773

From August to December 2008, the Company financed the purchase of eleven cars with bank loans of $438,563.  The Company pledged those eleven cars with an initial value of $692,982 to the loans. The loans have three years terms and are paid in monthly installments. Interest rates on the loans range from 5.45% to 14.54% annually, and are subject to the change of the base interest rate prescribed by People’s Bank of China. As of December 31, 2009, the Company’s bank loans of $532,425 were secured by twenty-six vehicles with initial carrying amount of $1,227,056. The loans have three to five years terms and are paid in monthly installments. Interest rates on the loans range from 5.40% to 13.21% annually, and are subject to the change of the base interest rate prescribed by People’s Bank of China. These bank loans were initially obtained by individual employees of the Company after the Company made the initial down payment of the purchase price of the vehicles. The Company and the individual employees entered into trust agreements whereby even though the vehicles used by the employees are legally registered under the individuals’ name, the Company is subject to the full risks and rewards of ownership of the vehicles, including the rights of official use and the rights to retain the legal title of the vehicles at the time of termination of the employment relationship with the individual. Under the trust agreements, the Company assumes the risk of loss, damage, penalty and other obligations related to the operation and ownership of the vehicle, including repairs and maintenance and, and is required to repay the bank loans. The individuals have no right to sell, lease, lend or pledge the vehicles to any other person or entity. Consequently, the Company has recognized the cost of the vehicles as assets and the bank loans as liabilities in its consolidated balance sheet.

As of December 31, 2009, the Company had loans of $272,977 that were initially provided to individual distributors by banks.  The distributors obtained the loans by securing their vehicles that were registered under the distributors’ name.  In connection with entering into the Distribution Agreement (see note 10), the Company and the distributors entered into agreements, pursuant to which the Company would repay the full amount of bank loans on behalf of these distributors. Accordingly, the Company recorded the long-term loans in the accompanying consolidated balance sheets. These loans have three years terms and are paid in monthly installments. Interest rates on the loans range from 5.40% to 13.00% annually, subject to the change of the base interest rate prescribed by People’s Bank of China.

The following table sets out the remaining contractual maturities at the balance sheet date of the Company’s loans, which are based on contractual undiscounted cash flows (including interest payments computed using contractual rates or, if floating, based on prevailing rates current at the balance sheet date) and the earliest date the Company would be required to repay:

2010	$389,806
2011	345,824
2012	156,949
2013	18,484
2014 and thereafter	92,681
Total	1,003,744
Less: Amount representing interest	(126,724)
Total at present value	$877,020

NOTE 14 - CAPITAL STOCK

Capital stock

Concurrent with the Share Exchange, the Company entered into a securities purchase agreement on April 17, 2008 with certain investors (the “April Investors”) for the sale in a private placement of an aggregate of 6,495,619 shares of the Company’s common stock, par value $0.001 per share (the “April Investor Shares”) and 1,623,905 warrants (See below) for aggregate gross proceeds equal to $10,000,651 (the “April Offering”).

On September 5, 2008, the Company entered into a securities purchase agreement with certain investors (the “September Investors”), for the sale in a private placement of an aggregate of 6,073,006 shares of the Company’s common stock, par value $0.001 per share (the “September Investor Shares”) and 1,518,253 warrants (See below) for aggregate gross proceeds equal to approximately $9,350,000 (the “September Offering”).

On May 8, 2009, the Company entered into a securities purchase agreement with certain investors (the “May Investors”), for the sale in a private placement of an aggregate of 5,834,083 shares of the Company common stock, par value $0.001 per share (the “May Shares”) for aggregate gross proceeds equal to $8,984,595 (the “May Offering”).

In connection with the May Offering, the Company entered into a registration rights agreement with the May Investors, pursuant to which the Company agreed to file a registration statement with the United States Securities and Exchange Commission (“SEC”) for the resale of the shares, including the shares to be issued under the warrants (see below), within 45 calendar days of the closing date of the May Offering, and to use its best efforts to have the registration statement declared effective within 180 calendar days of the closing date of the May Offering.  The Company is obligated to pay liquidated damages of 1% of the dollar amount of the shares sold in the May Offering per month, payable in cash, up to a maximum of 10%, if the registration statement is not filed and declared effective within the foregoing time period.  The Company did not pay any liquidated damages in 2009 and 2008.

On September 26, 2009, the Company entered into an underwriting agreement with Roth Capital Partner, LLC (“Roth”) and Oppenheimer and Company Inc. (the “Underwriters”), pursuant to which the Company agreed to issue and sell 8,000,000 shares of common stock (the “Firm Stock”), par value $0.001 per share, to the Underwriters at a price per share of $7.50 (the ”December Offering”). The sale of the Firm Stock was consummated on December 17, 2009 and closed on December 22, 2009. The aggregate proceeds from the offering were $60,000,000. Underwriting discounts and commissions and offering expenses were $3,692,000 and were recorded as a reduction of additional paid-in capital.

In addition to the sale of shares above, the Company also granted the Underwriters an option to purchase up to an additional 1,200,000 shares to cover over-allotments, if any, at the same price as the Firm Stock. On December 31, 2009 the underwriters agreed to purchase the over-allotment for gross proceeds of $9,000,000, which after net of commissions and discounts of $450,000 was received on January 4, 2010. The subscription receivable of $8,550,000 was recorded as a contra equity item within stockholders’ equity.

Warrants

Concurrent with the April Investor Shares, the Company issued 1,623,905 warrants to purchase 1,623,905 shares of the Company’s common stock (the “April Warrants”) to the April Investors as an inducement to the April Offering. The warrants issued have a five years exercise period with an initial exercise price of $1.848. In addition, 649,562 warrants were issued to Roth as the placement agent with terms and exercise price identical to the warrants issued to the April Investors.

Concurrent with the September Investor Shares, the Company issued 1,518,253 warrants to purchase 1,518,253 shares of the Company’s common stock (the “September Warrants”) to the September Investors as an inducement to the September Offering. The warrants issued have a five years exercise period with an initial exercise price of $1.848. In addition, 607,301 warrants were issued to Roth as the placement agent with terms and exercise price identical to the warrants issued to the September Investors.

On September 12, 2008, Roth executed an irrevocable cashless exercise of its warrants and was issued 686,878 shares of common stock of the Company. In exchange for the issuance of 354,987 shares, Roth surrendered 649,562 warrants received in the April Offering; and in exchange for the issuance of 331,891 shares, Roth surrendered 607,301 warrants received in the September Offering.

Concurrent with the offering of the “May Shares”, the Company issued to Roth as the placement agent, 246,224 warrants (“May Warrants”).  The warrants have a five years exercise period and an initial exercise price of $1.848. On November 9, 2009, Roth executed an irrevocable cashless exercise of all the “May Warrants”. The Company issued 198,247 shares of common stock of the Company in exchange for the surrender of all the May Warrants.

During the year ended December 31, 2009, 2,939,183 “April Warrants” and “September Warrants” were exercised by several “April Investors” and “September Investors”. In connection with the exercises, the Company issued 2,539,653 shares of common stock and received $526,611 from warrant holders that cash exercised.

According to the terms of these warrants, the Company could be required to pay cash to the warrant holders under certain events that are not within the control of the Company.  Specifically, upon the occurrence of certain “fundamental transactions” as defined, the warrant holders (but not the shareholders of the Company’s common stock) are entitled to receive cash equal to the value of the warrants to be determined based on an option pricing model and certain specified assumptions set forth in the warrant agreement.  In addition, the terms of the warrants include a “down-round” provision under which the exercise price could be affected by future equity offerings undertaken by the Company.  If the Company issues any common stock or common stock equivalents, as defined, at any time the warrants are outstanding, at an effective price less than the then warrant exercise price, the exercise price of warrants will be reduced to the effective price of newly issued common stock or common stock equivalents.  In the “May Offering”, the Company issued new common stock at a price of $1.54 per share and accordingly, the exercise price of the April Warrants and the September Warrants was reduced to $1.54 per share.  The exercise price of the May Warrants ($1.848) was not affected but is also subject to potential down-round adjustments in future periods. As of December 31, 2009, there were 202,975 warrants outstanding, of which 81,190 and 121,785 warrants will expire if unexercised by April 2013 and September 2013, respectively. As of December 31, 2008, there are 3,142,158 warrants outstanding with a weighted average exercise price of $1.848.  Of this total, 1,623,905 expire in April 2013 and 1,518,253 expire in September 2013.

The potential cash payments and the down-round provision preclude the classification of these warrants as equity classification.  Accordingly, the warrants are accounted for as a liability and adjusted to fair value through earnings at each reporting date. The loss resulting from the increase in fair value of warrants was $24,009,802 for the year ended December 31, 2009. The gain resulting from the decrease in fair value of warrants was $2,118,797 for the year ended December 31, 2008.

The estimated fair values of the warrants issued to April Investor and September Investor were determined at December 31, 2009 and 2008 using Binominal Option Pricing Model with Level 2 inputs. The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were measured at fair value on a recurring basis as of December 31, 2009 and 2008.

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2009	Total	Level 1	Level 2	Level 3

Liabilities at fair value:
Derivative liabilities—warrants	1,380,205	—	1,380,205	—

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2008	Total	Level 1	Level 2	Level 3

Liabilities at fair value:
Derivative liabilities—warrants	2,107,931	—	2,107,931	—

The fair values of the warrants are summarized as follows:

	April Warrants	September Warrants	May Warrants
Fair value of Warrant per share (US$) at:
Date of issuance	1.07	2.08	0.95
December 31, 2008	0.66	0.68	N/A
December 31, 2009	6.78	6.81	N/A

 The fair values of the warrants outstanding as of December 31, 2009 and 2008 were determined based on the Binominal option pricing model, using the following key assumptions:

	December 31, 2009		December 31, 2008
	April Warrants	September Warrants	April Warrants	September Warrants

Expected volatility	61.0%	60.0%	59.5%	58.5%

Expected dividends yield	0%	0%	0%	0%

Time to maturity	3.30 years	3.72 years	4.30 years	4.69 years

Risk-free interest rate per annum	2.218%	2.218%	1.411%	1.411%

Fair value of underlying common shares (per share)	8.13	8.13	1.60	1.60

Escrow shares

In connection with the April Offering, the Company entered into an escrow agreement with Roth as a representative of the April Investors, Tri-State Title & Escrow LLC (the “Escrow Agent”) and Full Alliance, one of the Company’s shareholders (the “April Escrow Agreement”), pursuant to which 2,000,000 shares of the Company held by Full Alliance (the “April Escrow Shares”) were delivered to the Escrow Agent. The April Escrow Shares are released back to Full Alliance upon the Company’s achievement of $10,263,919 after tax net income (“ATNI”) for the year ended December 31, 2008 (the “2008 Net Income Threshold”). The ATNI threshold was achieved and the Escrow Shares were released to Full Alliance in May 2009.

In connection with the September Offering, the Company entered into an escrow agreement with Roth, the Escrow Agent and Full Alliance (the “September Escrow Agreement”), pursuant to which 4,000,000 shares of the Company issued to Full Alliance in the Share Exchange (the “September Escrow Shares”) were delivered to the Escrow Agent. Of the September Escrow Shares, 2,000,000 shares (the “Make Good Escrow Shares”) are held and released back to Full Alliance upon the Company’s achievement of both 2008 and 2009 financial targets.

The Company achieved the 2008 financial targets which were (i) the 2008 Net Income Threshold, and (ii) fully diluted earnings per share reported in the Company’s 2008 Annual Report on Form 10-K/A filed with the SEC (the “2008 Annual Report”) of no less than $0.42 (the “2008 Guaranteed EPS”). The Make Good Escrow Shares are retained with the Escrow Agent for the 2009 financial targets which are described in the following sentence. In the event that (i) the 2009 ATNI is less than $12,649,248, or the fully diluted earnings per share reported in 2009 Annual Report on Form 10-K filed with the SEC (the “2009 Annual Report”) is less than $0.42, all of the 2,000,000 Make Good Escrow Shares shall be distributed to the September Investors on a pro-rata basis, (ii) the 2009 ATNI equals or exceeds $12,649,248 and is less than $15,811,560, or the fully diluted earnings per share reported in the 2009 Annual Report, equals or exceeds $0.42 and is less than $0.53, then the Make Good Shares equal to the product of  (i)(A) $15,811,560 minus the 2009 ATNI, divided by (B) $15,811,560, and (ii) the Make Good Escrow Shares, shall be transferred to the September Investors on a pro-rata basis, and the remaining share shall be returned to Full Alliance, (iii) the 2009 ATNI exceeds $15,811,560, the 2,000,000 Make Good Escrow Shares will be released back to Full Alliance. Pursuant to both April Escrow Agreements and September Escrow Agreements, for purposes of determining whether or not the ATNI has been met, certain items, such as any accounting charges for issuing warrants, shall not be deemed to be an expense, charge, or any other deduction from revenues even though GAAP may require contrary treatment or the Annual Report for the respective fiscal years filed with the SEC by the Company may report otherwise. No other exclusions shall be made for any non-recurring expenses of the Company, including liquidated damages under the Transaction Documents (as defined in the April Escrow Agreement and September Escrow Agreement), in determining whether any of the 2008 and 2009 ATNI, and 2008 and 2009 EPS has been achieved.

The remaining 2,000,000 escrow shares were held for the timely approval obtained from Ministry of Agriculture of Inner Mongolia in relation to the transfer of fertilizer license to Yongye Nongfeng from Inner Mongolia Yongye and completion of Yongye Nongfeng’s restructuring (the “Restructuring Make Good Shares”). The Yongye Nongfeng’s restructuring refers to the “Acquisition”, which is disclosed in Note 3. The fertilizer license is issued by the Ministry of Agriculture and provides the holder the right to manufacture and sell fertilizer products in the PRC.

In the event that (1) the fertilizer license was not issued to Yongye Nongfeng by June 30, 2009, or such later date as agreed to by the Company and the September Investors holding a majority of the September Investor Shares at such time (the “License Grant Date ”), or (2) the fertilizer license was issued by the License Grant Date, but the Yongye Nongfeng restructuring was not completed by the Restructuring Completion Date, the Restructuring Make Good Shares would be transferred in accordance with the September Escrow Agreement to the September Investors on a pro-rata basis for no consideration. The “Restructuring Completion Date” was set as 132 calendar days after the License Grant Date. The fertilizer license was issued on June 1, 2009 by the Ministry of Agriculture to Yongye Nongfeng. In October 2009, the Company completed the Yongye Nongfeng restructuring (See Note 3).

The purpose of the April Escrow Arrangement and September Escrow Arrangement was an inducement made to facilitate the respective offerings, and not part of a compensatory arrangement to management. The escrow shares will not be released or cancelled due to the discontinued employment of any management of the Company.

NOTE 15 – STATUTORY RESERVE

Yongye Nongfeng is required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principal in the PRC to a statutory surplus reserve until the reserve balance reaches 50% of its registered capital. For the years ended December 31, 2009 and 2008, Yongye Nongfeng made appropriations to this statutory reserve of $2,723,445 and $1,342,125, respectively. The accumulated balance of the statutory reserve of Yongye Nongfeng as of December 31, 2009 and 2008 was $4,065,570 and $1,342,125, respectively.

In accordance with the PRC laws and regulations, Yongye Nongfeng is restricted in its ability to transfer a portion of its net assets to the Company in the form of dividends, which amounted to $3,862,292, representing the amount of accumulated balance of statutory reserve of Yongye Nongfeng attributable to the Company, as of December 31, 2009.

NOTE 16 – INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

The United States of America

Yongye International, Inc. is incorporated in the State of Nevada in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax.

British Virgin Islands

Fullmax is incorporated in the British Virgin Islands. Under the current laws of the British Virgin Islands, Fullmax is not subject to tax on income or capital gains. In addition, upon payments of dividends by Fullmax, no British Virgin Islands withholding tax is imposed.

Hong Kong

ASO is incorporated in Hong Kong. ASO did not earn any income that was derived in Hong Kong for the years ended December 31, 2008 and 2009 and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. According to the approval from the tax authority in the city level of Hohhot in Inner Mongolia Autonomous Region, Yongye Nongfeng was assessed to use the deemed profit method to determine the amount of income tax provision for the period from April 1, 2008 to December 31, 2008. Under the deemed profit method, Yongye Nongfeng is subject to income tax at 25% on its deemed profit which is determined based on its revenue less 95% deemed expenses. According to an approval from the Inner Mongolia Autonomous Region National Tax Authority on December 11, 2009, Yongye Nongfeng, being a foreign investment enterprise located in the Western Region of the PRC, is entitled to a preferential income tax rate of 15% for the years ended December 31, 2009 and 2010.

The components of earnings (losses) before income taxes are as follows:

	For the Years Ended
	December 31, 2009	December 31, 2008

PRC, excluding Hong Kong	$32,231,552	$14,285,546
U.S.	(24,009,820)	1,421,735
Others	(724,420)	(429,843)
Total	$7,497,312	$15,277,438

Income tax expense for the years ended December 31, 2008 and 2009 represents PRC current income taxes.

Reconciliation between income tax expense and the amounts computed by applying the PRC statutory tax rate of 25% to earnings before income taxes is as follows:

	For the Years Ended
	December 31, 2009	December 31, 2008

Computed expected tax expense	$1,874,328	$3,819,360
Non-taxable income	-	(943,164)
Non-deductible expenses	7,912,923	-
Tax rate differential	(5,322,463)	(2,392,626)
Change in valuation allowance	532,317	380,722
Income tax expense	$4,997,105	$864,292

The PRC tax rate has been used because the majority of the Company’s consolidated pre-tax earnings arise in the PRC.

The Company had deferred tax assets of approximately $389,303 and $921,620 as of December 31, 2008 and 2009, respectively that consisted of tax loss carryforwards. The Company had no other temporary differences as of December 31, 2009 and 2008. As of December 31, 2008 and 2009, full valuation allowances were provided against the deferred tax assets. The increase in the valuation allowance during the years ended December 31, 2008 and 2009 was $380,722 and $532,317, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which the tax loss carryforwards are utilized. The Company considers projected future taxable income and tax planning strategies in making its assessment. As of December 31, 2009, for United States federal income tax purposes, the Company had gross tax loss carryforwards of approximately $25,238, $1,119,771 and $1,565,638 which would expire on December 31, 2027, 2028 and 2029, respectively. Management determines it is more likely than not that the deferred tax asset will not be realized, and therefore, full valuation allowance was provided as of December 31, 2009.

According to the prevailing PRC income tax law and its relevant regulations, PRC-resident enterprises are levied withholding tax at 10% on dividends to their non-PRC-resident corporate investors for earnings accumulated beginning on January 1, 2008, and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. The Company has not provided deferred income taxes of $1,111,095 and $3,476,062 relating to the PRC withholding tax on accumulated earnings of $11,110,954 and $34,760,624 as of December 31, 2008 and 2009, respectively, since these earnings are intended to be permanently reinvested.

As of January 1, 2007 and for the years ended December 31, 2007, 2008 and 2009, the Company and its subsidiaries did not have unrecognized tax benefits, and therefore no interest or penalties related to unrecognized tax benefits were accrued. It does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

The Company and its subsidiaries mainly file income tax returns in the United States and PRC. The Company is subject to U.S. federal income tax examination by tax authorities for tax years beginning in 2007.  According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than RMB100,000 ($15,000). In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The PRC tax returns for the Company’s PRC subsidiary are open to examination by the PRC state and local tax authorities for the tax years beginning in 2008.

NOTE 17 – FAIR VALUE MEASUREMENTS

	2009		2008
	Carrying		Carrying
	amount	Fair value	amount	Fair value
Financial assets:
Cash	$65,518,181	65,518,181	4,477,477	4,477,477
Accounts receivable	6,161,796	6,161,796	2,748,042	2,748,042
Due from a related party	—	—	192,741	192,741
Other receivables	383,841	383,841	680,752	680,752

Financial liabilities:
Short-term bank loan	$2,925,174	2,925,174	—	—
Long-term loans - current portion	331,693	331,693	167,652	167,652
Accounts payable - related party	880,026	880,026	46,739	46,739
Accounts payable - third parties	344,774	344,774	—	—
Accrued expenses	479,609	479,609	583,880	583,880
Due to a related party	1,663,191	1,663,191	—	—
Other payables	553,286	553,286	774,526	774,526
Derivative liabilities	1,380,205	1,380,205	2,107,931	2,107,931
Long-term loans	545,327	545,327	230,121	230,121

The fair values of the financial instruments shown in the above table as of December 31, 2009 and 2008 represent the estimated amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash, accounts receivable, net of allowance for doubtful accounts, due from a related party, other receivables, short-term bank loan, long-term bank loans – current portion, accounts payables, accrued expenses, due to a related party and other payables: The carrying amounts, at face value or cost plus accrued interest, approximate fair value because of the short maturity of these instruments.

Derivative liabilities: The method and assumptions used to estimate the fair value of derivative liabilities are set out in Note 14.

Long-term loans: The fair value of the Company’s long-term loans is estimated by discounting future cash flows using current market interest rates offered to the Company and its subsidiaries for debts with substantially the same characteristics and maturities.

NOTE 18 – LEASE COMMITMENTS

The Company entered into an operating lease for an office space in Beijing, PRC for the period from January 1, 2008 to December 31, 2010. The lease expense for the Beijing office was $223,403 and $227,606 for the years ended December 31, 2009 and 2008, respectively. Future minimum lease payments under non-cancellable operating lease agreement as of December 31, 2009 are $231,769 which the Company is committed to pay during the year ended December 31, 2010.

NOTE 19 – RELATED PARTY TRANSACTIONS AND BALANCES

For the years ended December 31, 2009 and 2008, Yongye Nongfeng, purchased inventories from Inner Mongolia Yongye amounting to $33,048,126 and $43,509,906, respectively. In January 2008, upon receiving governmental approval of its establishment, Yongye Nongfeng entered into an agreement (the “Agreement”) with Inner Mongolia Yongye, pursuant to which Yongye Nongfeng agreed to purchase finished products from Inner Mongolia Yongye at a fixed price of RMB 350 per case for fulvic acid based plant products and RMB 120 per case for fulvic acid based animal products.  The term of the Agreement was for the period from January 15, 2008 to January 14, 2013. Pursuant to the Agreement, the Company could terminate the Agreement by giving one month notice to Inner Mongolia Yongye. Upon Yongye Nongfeng obtaining its own fertilizer license, the Agreement was terminated in July, 2009.

As of December 31, 2009 and 2008, accounts payable to related party were $880,026 and $46,739, respectively, and represented the payable for the purchase of inventories from Inner Mongolia Yongye.

Due from related party was $192,741 as of December 31, 2008 and represented the payments made by the Company on behalf of Inner Mongolia Yongye for audit fees and research and development fees for the year ended December 31, 2008.

For the year ended December 31, 2009, the Company sold fulvic acid plant based products of $2,221,936 to Hubei Longshangxing Xinnongcun Fuwu Youxiangongsi, which is 51% owned by Inner Mongolia Yongye.

As of December 31, 2009, the amount due to a related party was $1,663,191 which mainly represented the payable for the Acquisition from Inner Mongolia Yongye (See Note 3). The Company expects to repay the amount during the year ending December 31, 2010.

For the year ended December 31, 2008, the Company borrowed $1,617,293 from Yin Ping, the wife of the CEO, $762,524 from Inner Mongolia Yongye and $10,000 from Kim McElroy, a director of the Company who resigned in April 2008. The amounts were repaid in full as of December 31, 2008.

Yongye Nongfeng and Inner Mongolia Yongye entered a series of lease arrangements to lease land, buildings and equipment to and from each other as follows:

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

•
On September 28, 2008, a building lease agreement and an equipment lease agreement were entered into in which Inner Mongolia Yongye would lease a building and certain equipment from Yongye Nongfeng from September 28, 2008 to September 27, 2009. The agreements were terminated on June 1, 2009 upon Yongye Nongfeng obtaining the fertilizer license from Ministry of Agricultural.

•
On March 15, 2009, an equipment lease agreement was entered into in which Inner Mongolia Yongye would lease a set of production equipment from Yongye Nongfeng from March 15, 2009 to May 31, 2009. The equipment lease agreement was not renewed upon expiration.

Pursuant to these agreements, both Yongye Nongfeng and Inner Mongolia Yongye did not charge any rental to each other for the lease.  Additionally, the estimated rental income to be received and the rental expense to be paid by the Yongye Nongfeng are not material to the Company’s 2009 and 2008 results of operations and therefore have not been included.

NOTE 20 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per share for the periods indicated:

	For the Years Ended
	December 31, 2009	December 31, 2008
Numerator used in basic net income per share:
Net income attributable to Yongye International, Inc.	$2,195,651	$13,310,758
Decrease in fair value of derivative liabilities	-	(2,118,797)
Numerator used in diluted net income per share	2,195,651	11,191,961

Shares (denominator):

Weighted average ordinary shares outstanding-basic	31,324,830	19,599,054
Plus: weighted average incremental shares from assumed exercise of warrants	-	507,379

Weighted average ordinary shares outstanding used in computing diluted net income per ordinary share	31,324,830	20,106,433

Net income per ordinary share-basic	0.07	0.68
Net income per ordinary share-diluted	$0.07	$0.56

As of December 31, 2009, the Company had 202,975 warrants outstanding that could potentially dilute basic earnings per share in the future, but excluded in the computation of diluted earnings per share as their effect would have been anti-dilutive.

NOTE 21 - CONCENTRATIONS AND CREDIT RISKS

At December 31, 2009 and 2008, the Company held cash in banks of approximately $65,518,181 and $4,477,477, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institution in the PRC with acceptable credit rating.

Five major customers accounted for 82% and one major customer accounted for 30% of the Company’s total revenue for the year ended December 31, 2009. Five major customers accounted for 92% and one major customer accounted for 43% of the Company’s total revenue for the year ended December 31, 2008. The Company’s total sales to five major customers were $80,274,006 and $44,109,814 for the years ended December 31, 2009 and 2008, respectively. In addition, all these major customers are distributors in the PRC agriculture industry.

For the year ended December 31, 2009			For the year ended December 31, 2008
Largest Customers	Amount of Sales	% Total Sales	Largest Customers	Amount of Sales	% Total Sales
Customer A	29,004,998	30%	Customer A	20,541,267	43%
Customer B	18,534,320	19%	Customer D	6,886,624	14%
Customer C	16,745,156	17%	Customer F	6,291,070	13%
Customer D	9,950,840	10%	Customer B	5,663,011	12%
Customer E	6,038,692	6%	Customer G	4,727,842	10%
Total	80,274,006	82%	Total	44,109,814	92%

Three major suppliers accounted for 94% ($62,501,054) and one major supplier accounted for 50% ($33,048,126) of the Company’s inventory purchase for the year ended December 31, 2009. Inner Mongolia Yongye was the Company’s only vendor who provided 100% ($43,509,906) of the Company’s purchased finished goods for the year ended December 31, 2008. If these suppliers terminate their supply relationship with the Company, the Company may be unable to purchase sufficient raw material on acceptable terms, and finally the Company’s financial results may be adversely affected.

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

NOTE 22 – SUBSEQUENT EVENTS

On February 4, 2010, Yongye Nongfeng repaid the $2,925,174 principal of short-term bank loan to China Citic Bank and the corresponding interest up to the repayment date. The buildings and land use right pledged for the loan were released accordingly.

On March 1, 2010, Yongye Nongfeng entered into an asset purchase agreement with Wuchuan Shuntong Humic Acid Commercial Company Ltd. (the “Wuchuan Shuntong”), pursuant to which Yongye Nongfeng will acquire from Wuchuan Shuntong the right to develop certain lignite coal resources in Wuchuan area for a cash consideration of approximately $35 million. As of March 15, 2010, Yongye Nongfeng has paid approximately $19 million to Wuchuan Shuntong, and the legal procedures for the transfer of the right was in process.

The Company has evaluated subsequent events from the balance sheet date through March 15, 2010, the date at which the financial statements were available to be issued, and determined there are no other items to disclose.