Form 10-Q
period 2010-03-31
Yongye International, Inc.
filed 2010-05-12
CIK 1398551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

☐           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File Number 000-51200 Yongye International, Inc. (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization		20-8051010 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

As of May 10, 2010, there were 44,532,241 shares of common stock, par value $.001 per share, issued and outstanding.

TABLE OF CONTENTS

i

PART I.

Financial Information

ITEM 1.	Financial Statements

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	Note	March 31, 2010	December 31, 2009
Current assets
Cash		$50,989,166	$65,518,181
Accounts receivable, net of allowance for doubtful accounts	3	8,774,317	6,161,796
Inventories	4	46,174,371	42,033,261
Prepayments	5	6,023,486	6,211,896
Prepaid expenses		343,106	112,879
Other receivables		323,532	383,841
Total Current Assets		112,627,978	120,421,854

Property, plant and, equipment, net	6	9,048,876	9,156,915
Intangible asset, net	7	82,414	85,058
Land use right, net	8	4,145,645	4,166,987
Deposits for assets acquisition	9	20,019,163	-
Other assets	10	4,426,209	2,029,012
Goodwill	11	9,947,462	9,945,862
Total Assets		$160,297,747	$145,805,688
Current liabilities
Short-term bank loan	12	$-	$2,925,174
Long-term loans and payables - current portion	13	431,041	331,693
Accounts payable - related party	19	880,167	880,026
Accounts payable - third parties		4,033,650	344,774
Income tax payable	16	4,901,251	4,082,424
Advance from customers		31,311	29,157
Accrued expenses		894,985	479,609
Due to a related party	19	785,765	1,663,191
Other payables		411,182	553,286
Derivative liabilities – fair value of warrants	14	1,367,671	1,380,205
Total Current Liabilities		13,737,023	12,669,539

Long-term loans and payables	13	769,737	545,327

Total Liabilities		14,506,760	13,214,866

Equity
Yongye International, Inc. shareholders’ equity:
Common stock: par value $.001; 75,000,000 shares authorized; 44,532,241 shares issued and outstanding at March 31, 2010 and December 31, 2009	14	44,532	44,532
Additional paid-in capital	14	118,583,308	118,583,308
Subscription receivable	14	-	(8,550,000)
Retained earnings		19,877,738	15,506,445
Accumulated other comprehensive income		349,491	329,139
Total Yongye International, Inc. shareholders’ equity		138,855,069	125,913,424
Noncontrolling interest		6,935,918	6,677,398
Total Equity		145,790,987	132,590,822

Total Liabilities and Equity		$160,297,747	$145,805,688

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

		For the Three Months Ended
	Note	March 31, 2010	March 31, 2009

Sales		$24,934,716	$12,435,775

Cost of sales		11,077,957	5,902,607

Gross profit		13,856,759	6,533,168

Selling expenses		6,288,003	2,620,298

Research & development expenses		100,565	288,572

General and administrative expenses		1,851,254	345,157

Income from operations		5,616,937	3,279,141

Other expenses/(income)
Interest expense, net		7,458	5,958
Other expenses, net		48,783	441
Decrease in fair value of derivative liabilities	14	(12,534)	(208,011)

Total other expenses/(income), net		43,707	(201,612)

Earnings before income tax expense		5,573,230	3,480,753

Income tax expense	16	944,488	155,447

Net income		4,628,742	3,325,306

Less: Net income attributable to the noncontrolling interest		257,449	18,522

Net income attributable to Yongye International, Inc.		$4,371,293	$3,306,784

Earnings per share:
Basic	20	$0.10	$0.12
Diluted	20	$0.10	$0.12

Weighted average shares used in computation:
Basic	20	44,532,241	26,760,258
Diluted	20	44,696,427	26,760,258

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME

	For the Three Months ended March 31, 2010
		Common Stock
	Note	Shares of Common Stock	Common Stock Amount	Additional Paid-in Capital	Subscription Receivable	Retained Earnings	Accumulated Other Comprehensive Income	Yongye International, Inc. Shareholders’ Equity	Noncontrolling Interest	Total Equity

Balance as of January 1, 2010		44,532,241	44,532	118,583,308	(8,550,000)	15,506,445	329,139	125,913,424	6,677,398	132,590,822
Net income		-	-	-	-	4,371,293	-	4,371,293	257,449	4,628,742
Foreign currency exchange translation adjustment, net of nil income taxes		-	-	-	-	-	20,352	20,352	1,071	21,423
Comprehensive income								4,391,645	258,520	4,650,165
Subscription received		-	-	-	8,550,000	-	-	8,550,000	-	8,550,000

Balance as of March 31, 2010		44,532,241	44,532	118,583,308	-	19,877,738	349,491	138,855,069	6,935,918	145,790,987

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,628,742	$3,325,306
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	357,170	107,236
Reversal of bad debt provision	-	(73,701)
Decrease in fair value of derivative liabilities	(12,534)	(208,011)
Changes in operating assets and liabilities:
Accounts receivable	(2,611,556)	(3,302,662)
Inventories	(4,134,389)	(1,466,830)
Prepayments	132,734	(18,828)
Due from a related party	-	(72,763)
Prepaid expenses	(230,217)	97,734
Other receivables	60,371	424,992
Other assets	(2,563,580)	-
Accounts payable- related party	-	43,366
Accounts payable- third parties	3,688,858	-
Income tax payable	818,179	140,799
Advance from customers	2,149	(1,789,453)
Accrued expenses	415,120	1,051,410
Other payables	(38,885)	70,298
Net Cash Provided by / (Used in) Operating Activities	512,162	(1,671,107)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits made for assets acquisition	(20,019,368)	-
Proceeds from sale of property, plant and equipment	92,629	-
Purchase of property, plant and equipment	(1,068,030)	(1,446,782)
Net Cash Used in Investing Activities	(20,994,769)	(1,446,782)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term loans and payables	400,280	89,534
Repayment of long-term loans and payables	(81,665)	(29,870)
Repayment of short-term loans	(2,925,675)	-
Proceeds from common stock issued	8,550,000	-
Net Cash Provided by Financing Activities	5,942,940	59,664

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	10,652	5,016
NET DECREASE IN CASH	(14,529,015)	(3,053,209)
Cash and cash equivalent at beginning of year	65,518,181	4,477,477
Cash and cash equivalent at end of year	$50,989,166	$1,424,268

Supplemental cash flow information:
Cash paid for income taxes	126,310	22,464
Cash paid for interest expense	34,962	9,833

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

Yongye International, Inc. (the “Company”, formerly known as “Golden Tan, Inc.” or “Yongye Biotechnology International, Inc.”) was incorporated in the State of Nevada on December 12, 2006. On April 17, 2008, the Company and the Company’s principal shareholder entered into a share exchange agreement (the “Exchange Agreement”) with Fullmax Pacific Limited (“Fullmax”), a privately held investment holding company organized on May 23, 2007 under the laws of the British Virgin Islands and all the shareholders of Fullmax (the “Fullmax Shareholders”). Pursuant to the terms of the Exchange Agreement, the Fullmax Shareholders transferred to the Company all of their shares in exchange for 11,444,755 shares of the Company’s common shares (the “Share Exchange”). As a result of the Share Exchange, Fullmax became a wholly-owned subsidiary of the Company and the Fullmax Shareholders received approximately 84.7% of the Company’s issued and outstanding common shares. Immediately prior to the date of the Share Exchange, the Company was a publicly listed shell entity with no operations and a nominal amount of cash and, Fullmax, through its wholly-owned subsidiary, Asia Standard Oil Limited (“ASO”) and indirect subsidiary, Yongye Nongfeng Biotechnology (“Yongye Nongfeng”), was engaged in the sale of fulvic acid based liquid and powder nutrient compounds. The Share Exchange was accounted for as a reverse recapitalization, equivalent to the issuance of stock by Fullmax for the net monetary assets of the Company accompanied by a recapitalization.

In November 2007, ASO entered into a Sino-Foreign cooperative joint venture contract with Inner Mongolia Yongye Biotechnology Co., Ltd. (“Inner Mongolia Yongye”) to form Yongye Nongfeng, pursuant to which, Inner Mongolia Yongye and ASO were to own 10% and 90% of the equity interests in Yongye Nongfeng, respectively. Inner Mongolia Yongye was formed on September 16, 2003 in the People’s Republic of China (the “PRC”). Mr. Zishen Wu, Chief Executive Officer, President and Chairman of the Company, owns a controlling 91.67% of the equity interest in Inner Mongolia Yongye. Inner Mongolia Yongye is engaged in the research, manufacturing, and sale of biochemical products for use in plants and animal growth and is located in the City of Hohhot, Inner Mongolia Autonomous Region PRC.

On January 4, 2008, the incorporation and establishment of Yongye Nongfeng was approved by the Inner Mongolia Department of Commerce and the Inner Mongolia Administration for Industry and Commerce. The scope of business of Yongye Nongfeng is the research and development, manufacturing, distribution and sale of fulvic acid based liquid and powder nutrient compounds. The period of the cooperative joint venture is ten years and may be extended by a written application submitted to the relevant government authority for approval no less than six months prior to the expiration of the cooperative joint venture. Prior to the legal establishment of Yongye Nongfeng, both Fullmax and ASO were non-substantive holding companies with no assets and operations and were primarily designed and used as legal vehicles to facilitate foreign participation in the business conducted by Inner Mongolia Yongye.

 In May 2008, upon the agreement among Inner Mongolia Yongye, ASO and Yongye Nongfeng, the ownership of Yongye Nongfeng was revised, pursuant to which Inner Mongolia Yongye and ASO became 0.5% and 99.5% equity interest owner of Yongye Nongfeng, respectively.

In October 2009, the Company completed the acquisition of the productive assets of Shengmingsu manufacturing business from Inner Mongolia Yongye (“Acquisition”). The consideration paid for the Acquisition consisted of cash of $4.7 million and 4.5% equity interests in Yongye Nongfeng. Upon completion of the Acquisition, Inner Mongolia Yongye and ASO became 5% and 95% equity interest owner of Yongye Nongfeng, respectively.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The December 31, 2009 condensed consolidated balance sheet was derived from the audited consolidated financial statements of the Company. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2009 audited consolidated financial statements of the Company included in the annual report on Form 10-K.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2010, and the results of operations and cash flows for the three-month periods ended March 31, 2009 and 2010, have been made.

The Company's business is subject to seasonal variations; thus, the results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results for the full fiscal year ending December 31, 2010. Generally, the second and third quarters are peak sales periods, and first and fourth quarters are low sales periods for the Company.

B. EARNINGS PER SHARE

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

C. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables). ASU 2009-13 amends ASC 605-25 to eliminate the requirement that all undelivered elements have vendor specific objective evidence of selling price (“VSOE”) or third party evidence of selling price (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Management is currently evaluating the potential impact, if any, of adopting ASU 2009-13 on the Company’s financial position and results of operations.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009

Accounts receivable	$8,774,317	$6,161,796
Less: allowance for doubtful accounts	-	-
Total	$8,774,317	$6,161,796

An allowance for doubtful accounts of $73,701 was reversed for the three months ended March 31, 2009. No provision for allowance for doubtful accounts was recorded during the three months ended March 31, 2010 as management believes no accounts are uncollectible as of March 31, 2010.

NOTE 4 – INVENTORIES

Inventories at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009

Finished goods	$39,059,951	$31,734,252
Work in progress	6,825,238	6,024,323
Raw materials	119,179	3,771,366
Consumables and packing supplies	170,003	503,320
Total	$46,174,371	$42,033,261

NOTE 5 – PREPAYMENTS

In order to secure stock supplies of raw materials, the Company makes prepayments to certain suppliers. As of March 31, 2010 and December 31, 2009, the prepayments to suppliers amounted to $5,933,906 and $6,070,458, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009

Buildings	$5,619,029	$5,644,213
Machinery and equipment	1,667,008	1,535,189
Office equipment and furniture	389,105	356,560
Vehicles	1,943,997	2,037,130
Software	17,202	17,199
Leasehold improvements	219,423	219,388
	9,855,764	9,809,679

Less: Accumulated depreciation	806,888	652,764

Total	$9,048,876	$9,156,915

Depreciation expense for the three months ended March 31, 2010 and 2009 was $165,813 and $104,582, respectively.

As of March 31, 2010, vehicles with a carrying amount of $1,013,251 were pledged as security for the long-term loans of $439,137 (See Note 13).

As of December 31, 2009, vehicles with a carrying amount of $1,122,845 were pledged as security for the long-term loans of $532,425 (See Note 13). As of December 31, 2009, an apartment with a carrying value of $102,551 was pledged as security for a long-term loan of $71,618 (See Note 13).

As of December 31, 2009, buildings with an original carrying amount of $2,718,269 were pledged as security for the short-term bank loan of $2,925,174 (See Note 12).  Such loan was repaid in February 2010.

NOTE 7 – INTANGIBLE ASSET

Intangible asset at March 31, 2010 and December 31, 2009 represented a patent as follows:

	March 31, 2010	December 31, 2009

Patent	$106,340	$106,323
Less: Accumulated amortization	23,926	21,265
Total	$82,414	$85,058

Amortization expense for the three months ended March 31, 2010 and 2009 was $2,659 and $2,654, respectively. The estimated annual amortization expense for intangible asset in each of the next five years is $10,634.

NOTE 8 – LAND USE RIGHT

As of March 31, 2010 and December 31, 2009, land use right represented:

	March 31, 2010	December 31, 2009

Land use right	$4,189,670	$4,188,995
Less: Accumulated amortization	44,025	22,008
Total	$4,145,645	$4,166,987

As of December 31, 2009, the land use right was pledged as security for the short-term bank loan of $2,925,174 (See Note 12).  Such loan was repaid in February 2010.

NOTE 9 - DEPOSITS FOR ASSETS ACQUISITION

On March 1, 2010, Yongye Nongfeng entered into an asset purchase agreement with Wuchuan Shuntong to acquire from Wuchuan Shuntong the right to develop certain lignite coal resources in Wuchuan area for a cash consideration of approximately $35 million. As of March 31, 2010, Yongye Nongfeng has paid deposit of $19,309,255 to Wuchuan Shuntong, and the legal procedures for the transfer of the right to develop have not yet been completed. Management believes that the legal procedures, including obtaining all necessary approvals and licenses from the PRC government, will be completed before December 31, 2010.

As of March 31, 2010, Yongye Nongfeng also made $709,908 deposits to suppliers for equipment to be used and developers of the plant to be built for the lignite coal mine. According to the contracts signed with these suppliers and developers, the Company would pay $2,000,000 by September 2010 upon the delivery of the equipment and completion of the construction.

NOTE 10 – OTHER ASSETS

During the three months ended March 31, 2010 and December 31, 2009, the Company entered into agreements with certain distributors, including sub-distributors (the “Distribution Agreement”), pursuant to which the Company provided the distributor a free vehicle in exchange for the distributor agreeing to comply with certain sale conditions during the term of the agreement of five years.  The sales conditions included (1) meeting the annual sales target set by the Company; (2) not selling the products at a price lower than the price stipulated by the Company; and (3) selling the products only in Company’s approved territories.  To the extent the distributor fails any one of these conditions during the term of the agreement, the Company has the right to have the vehicles return back to the Company.

The cost of these vehicles has been recorded as “Other assets” which is expensed over a five years period.

NOTE 11 – GOODWILL

The goodwill as of March 31, 2010 and December 31, 2009 represents the excess of the consideration paid by the Company over the fair value of the net identifiable assets acquired in the Acquisition.

NOTE 12 – SHORT-TERM BANK LOAN

On October 9, 2009, Yongye Nongfeng obtained a short-term bank loan of $2,925,174 from China Citic Bank that bears a fixed annual interest rate of 5.31% and is due on September 26, 2010. The short-term loan was pledged by the land use right and buildings with acarrying amount of $4,188,995 and $2,718,269, respectively. On February 4, 2010, Yongye Nongfeng repaid the short-term bank loan to China Citic Bank, and therefore, the pledge of the buildings and land use right was released.

The interest expense for the three months ended March 31, 2010 was $14,737.

NOTE 13 – LONG-TERM LOANS AND PAYABLES

As of March 31, 2010 and December 31, 2009, the long-term loans and payables consisted of the followings:

	March 31, 2010	December 31, 2009

Vehicle-employees	$439,137	$532,425
Mortgage loan	-	71,618
Vehicle-distributors	611,810	272,977
Other loan	149,831	-
Total	$1,200,778	$877,020

As of March 31, 2010, vehicle loans of $439,137 were secured by twenty-four vehicles with initial carrying amount of $1,133,792. The vehicle loans have three to five years terms and are paid in monthly installments. Interest rates on the loans range from 5.45% to 14.54% annually, and are subject to the change of the base interest rate prescribed by People’s Bank of China. These loans were obtained by individual employees of the Company after the Company made the initial down payment of the purchase price of the vehicles. The Company and the individual employees entered into trust agreements pursuant to which (i) the vehicles are legally registered under the individuals’ name, (ii) the Company has the rights of official use and (iii) the Company has the rights to retain the legal title of the vehicles at the time of termination of the employment relationship with the individual. In addition, under the trust agreements, the Company assumes the risk of loss, damage, penalty and other obligations related to the operation and ownership of the vehicle, including repairs and maintenance and, and is required to repay the loans in full. The individuals have no right to sell, lease, lend or pledge the vehicles to any other person or entity. Consequently, the Company has recognized the cost of the vehicles as assets and the loans as liabilities in its consolidated balance sheet.

Vehicle loans-distributors represent loans that were initially obtained by the distributors from banks and financial institutions.  In connection with entering into the Distribution Agreement (See note 9), the Company and the distributors entered into agreements, pursuant to which the Company would assume repayment of the full amount of payables on behalf of these distributors. Accordingly, the Company recorded the long-term payables in the accompanying consolidated balance sheets. These payables have three years terms and are paid in monthly installments. Interest rates on the loans range from 5.40% to 13.00% annually, subject to the change of the base interest rate prescribed by People’s Bank of China.

The following table sets out the remaining contractual maturities at the balance sheet date of long-term loans and payables, which are based on contractual undiscounted cash flows (including interest payments computed using contractual rates or, if floating, based on prevailing rates current at the balance sheet date) and the earliest date the Company would be required to repay:

2010	$375,238
2011	456,120
2012	424,598
2013	49,404
2014 and thereafter	16,864
Total	1,322,224
Less: Amount representing interest	(121,446)
Total at present value	$1,050,947

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

The Company also granted the Underwriters an option to purchase up to an additional 1,200,000 shares to cover over-allotments, if any, at the same price as the Firm Stock. On December 31, 2009 the Underwriters agreed to purchase the over-allotment for gross proceeds of $9,000,000, which after net of commissions and underwriting discounts of $450,000, was received on January 4, 2010. The subscription receivable of $8,550,000 was recorded as a contra equity item within stockholders’ equity as of December 31, 2009.

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

On September 12, 2008, Roth executed an irrevocable cashless exercise of its warrants. In exchange for the issuance of 354,987 shares of the Company, Roth surrendered 649,562 warrants received in the April Offering; and in exchange for the issuance of 331,891 shares of the Company, Roth surrendered 607,301 warrants received in the September Offering.

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

During the year ended December 31, 2009, 2,939,183 “April Warrants” and “September Warrants” were exercised by several “April Investors” and “September Investors”. In connection with the exercises, the Company issued 2,539,653 shares of common stock and received $526,611 from warrant holders.

According to the terms of these warrants, the Company could be required to pay cash to the warrant holders under certain events that are not within the control of the Company.  Specifically, upon the occurrence of certain “fundamental transactions” as defined, the warrant holders (but not the shareholders of the Company’s common stock) are entitled to receive cash equal to the value of the warrants to be determined based on an option pricing model and certain specified assumptions set forth in the warrant agreement.  In addition, the terms of the warrants include a “down-round” provision under which the exercise price could be affected by future equity offerings undertaken by the Company.  If the Company issues any common stock or common stock equivalents, as defined, at any time the warrants are outstanding, at an effective price less than the then warrant exercise price, the exercise price of warrants will be reduced to the effective price of newly issued common stock or common stock equivalents.  In the “May Offering”, the Company issued new common stock at a price of $1.54 per share and accordingly, the exercise price of the April Warrants and the September Warrants was reduced to $1.54 per share.  The exercise price of the May Warrants ($1.848) was not affected but is also subject to potential down-round adjustments in future periods. As of March 31, 2010 and December 31, 2009, there were 202,975 warrants outstanding, of which 81,190 and 121,785 warrants will expire if unexercised by April 2013 and September 2013, respectively.

The potential cash payments and the down-round provision preclude the classification of these warrants as equity classification.  Accordingly, the warrants are accounted for as a liability and adjusted to fair value through earnings at each reporting date. The gain resulting from the decrease in fair value of warrants was $12,534 and $208,011 for the three months ended March 31, 2010 and 2009, respectively.

The estimated fair values of the warrants issued to April Investor and September Investor were determined at March 31, 2010 and December 31, 2009 using Binominal Option Pricing Model with Level 2 inputs. The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2010	Total	Level 1	Level 2	Level 3

Liabilities at fair value:
Derivative liabilities—warrants	$1,367,671	—	$1,367,671	—

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2009	Total	Level 1	Level 2	Level 3

Liabilities at fair value:
Derivative liabilities—warrants	$1,380,205	—	$1,380,205	—

The fair values of the warrants are summarized as follows:

	April Warrants	September Warrants
Fair value of Warrant per share (US$) at:
Date of issuance	$1.07	$2.08
December 31, 2009	$6.78	$6.81
March 31, 2010	$6.72	$6.75

The fair values of the warrants outstanding as of March 31, 2010 and December 31, 2009 were determined based on the Binominal option pricing model, using the following key assumptions:

	March 31, 2010		December 31, 2009
	April Warrants	September Warrants	April Warrants	September Warrants

Expected volatility	62.5%	61.5%	61.0%	60.0%

Expected dividends yield	0%	0%	0%	0%

Time to maturity	3.05 years	3.44 years	3.30 years	3.72 years

Risk-free interest rate per annum	2.218%	2.218%	2.218%	2.218%

Fair value of underlying common shares (per share)	$8.08	$8.08	$8.13	$8.13

NOTE 15 – STATUTORY RESERVE

Yongye Nongfeng is required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principal in the PRC to a statutory surplus reserve until the reserve balance reaches 50% of its registered capital. For the three months ended March 31, 2010 and 2009, Yongye Nongfeng made appropriations to this statutory reserve of $514,899 and $281,369, respectively. The accumulated balance of the statutory reserve of Yongye Nongfeng as of March 31, 2010 and December 31, 2009 was $4,580,469 and $4,065,570, respectively.

In accordance with the PRC laws and regulations, Yongye Nongfeng is restricted in its ability to transfer a portion of its net assets to the Company in the form of dividends, which amounted to $4,351,446, representing the amount of accumulated balance of statutory reserve of Yongye Nongfeng attributable to the Company, as of March 31, 2010.

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

Hong Kong

ASO is incorporated in Hong Kong. ASO did not earn any income that was derived in Hong Kong and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. According to an approval from the Inner Mongolia Autonomous Region National Tax Authority on December 11, 2009, Yongye Nongfeng, being a foreign investment enterprise located in the Western Region of the PRC, is entitled to a preferential income tax rate of 15% for the years ended December 31, 2009 and 2010.

The Company’s effective income tax rate was 16.95% and 4.47% for the three-month periods ended March 31, 2010 and 2009, respectively. The difference between effective tax rate and statutory tax rate primarily represented the tax effects on the non-taxable income and non-deductible expenses.

The Company had deferred tax assets of approximately $389,315 as of March 31, 2010 that consisted of tax loss carryforwards. The Company had no other temporary differences as of March 31, 2010. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those tax loss carryforwards are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have a sufficient operation in the United States to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established for the full value of the deferred tax asset as of March 31, 2010.

NOTE 17 – FAIR VALUE MEASUREMENTS

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	amount	Fair value	amount	Fair value
Financial assets:
Cash	$50,989,166	$50,989,166	$65,518,181	$65,518,181
Accounts receivable	8,774,317	8,774,317	6,161,796	6,161,796
Other receivables	323,532	323,532	383,841	383,841

Financial liabilities:
Short-term bank loan	$-	$-	$2,925,174	$2,925,174
Long-term loans and payables - current portion	431,041	431,041	331,693	331,693
Accounts payable - related party	880,167	880,167	880,026	880,026
Accounts payable - third parties	4,033,650	4,033,650	344,774	344,774
Accrued expenses	894,985	894,985	479,609	479,609
Due to a related party	785,765	785,765	1,663,191	1,663,191
Other payables	411,182	411,182	553,286	553,286
Derivative liabilities	1,367,671	1,367,671	1,380,205	1,380,205
Long-term loans and payables	769,737	751,419	545,327	545,327

The fair values of the financial instruments shown in the above table as of March 31, 2010 and December 31, 2009 represent the estimated amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash, accounts receivable, due from a related party, other receivables, short-term bank loan, long-term loans – current portion, accounts payables, accrued expenses, due to a related party and other payables: The carrying amounts approximate fair value because of the short maturity of these instruments.

Derivative liabilities: The method and assumptions used to estimate the fair value of derivative liabilities are set out in Note 15.

Long-term loans: The fair value of the Company’s long-term loans and payables is estimated by discounting future cash flows using current market interest rates offered to the Company and its subsidiaries for debts with substantially the same characteristics and maturities.

NOTE 18 – LEASE COMMITMENTS

The Company entered into an operating lease for an office space in Beijing, PRC for the period from January 1, 2008 to December 31, 2010. The lease expense for the Beijing office was $57,952 and $62,262 for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, future minimum lease payments under this non-cancellable operating lease agreement for the next twelve months are $173,854.

NOTE 19 – RELATED PARTY TRANSACTIONS AND BALANCES

For the three months ended March 31, 2009, Yongye Nongfeng, purchased inventories from Inner Mongolia Yongye amounting to $7,363,768 (100%). In January 2008, upon receiving governmental approval of its establishment, Yongye Nongfeng entered into an agreement (the “Agreement”) with Inner Mongolia Yongye, pursuant to which Yongye Nongfeng agreed to purchase finished products from Inner Mongolia Yongye at a fixed price of RMB 350 per case for fulvic acid based plant products and RMB 120 per case for fulvic acid based animal products.  The term of the Agreement was for the period from January 15, 2008 to January 14, 2013. Pursuant to the Agreement, the Company could terminate the Agreement by giving one month notice to Inner Mongolia Yongye. Upon Yongye Nongfeng obtaining its own fertilizer license, the Agreement was terminated in July 2009.

As of March 31, 2010 and December 31, 2009, accounts payable to related party were $880,167 and $880,026, respectively, and represented the payable for the purchase of inventories from Inner Mongolia Yongye.

As of March 31, 2010 and December 31, 2009, the amount due to a related party was $785,765 and $1,663,191, respectively, which mainly represented the payable for the Acquisition from Inner Mongolia Yongye. The Company expects to repay the amount during the year ending December 31, 2010.

During the three months ended March 31, 2010, the Company disposed of and sold three vehicles with net book value of $135,191 and an apartment with net book value of $102,263 to Inner Mongolia Yongye. In addition, the long-term loans of $144,513 that were secured by these assets were assumed by Inner Mongolia Yongye. No gain or loss was recorded upon disposal and sale and the Company received cash of $92,941.

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

•
On September 28, 2008, a building lease agreement and an equipment lease agreement were entered into in which Inner Mongolia Yongye would lease a building and certain equipment from Yongye Nongfeng from September 28, 2008 to September 27, 2009. The agreements were terminated on June 1, 2009 upon Yongye Nongfeng obtaining the fertilizer license from Ministry of Agriculture.

•
On March 15, 2009, an equipment lease agreement was entered into in which Inner Mongolia Yongye would lease a set of production equipment from Yongye Nongfeng from March 15, 2009 to May 31, 2009. The equipment lease agreement was not renewed upon expiration.

Pursuant to these agreements, both Yongye Nongfeng and Inner Mongolia Yongye did not charge any rental to each other for the lease.  Additionally, the estimated rental income to be received and the rental expense to be paid by the Yongye Nongfeng are not material to the Company’s March 31, 2009 results of operations and therefore have not been included.

NOTE 20 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per share for the periods indicated:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Numerator used in basic net income per share:
Net income attributable to Yongye International, Inc.	$4,371,293	$3,306,784
Decrease in fair value of derivative liabilities	(12,534)	-
Numerator used in diluted net income per share	4,358,759	3,306,784

Shares (denominator):

Weighted average ordinary shares outstanding-basic	44,532,241	26,760,258
Plus: weighted average incremental shares from assumed exercise of warrants	164,186	-

Weighted average ordinary shares outstanding used in computing diluted net income per ordinary share	44,696,427	26,760,258

Net income per ordinary share-basic	$0.10	$0.12
Net income per ordinary share-diluted	$0.10	$0.12

As of March 31, 2009, the Company had 3,142,158 warrants outstanding that could potentially dilute basic earnings per share in the future, but excluded in the computation of diluted earnings per share as their effect would have been anti-dilutive.

NOTE 21 - CONCENTRATIONS AND CREDIT RISKS

At March 31, 2010 and December 31, 2009, the Company held cash in banks of approximately $50,989,166 and $65,518,181, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institution in the PRC with acceptable credit rating.

Five major customers accounted for 75% and one major customer accounted for 21% of the Company’s total revenue for the three months ended March 31, 2010. Five major customers accounted for 90% and one major customer accounted for 39% of the Company’s total revenue for the three months ended March 31, 2009. The Company’s total sales to five major customers were $18,747,573 and $11,179,457 for the three months ended March 31, 2010 and 2009, respectively. In addition, all these major customers are distributors in the PRC agriculture industry.

For the three months ended March 31, 2010			For the three months ended March 31, 2009
Largest Customers	Amount of Sales	% Total Sales	Largest Customers	Amount of Sales	% Total Sales
Customer A	$5,209,290	21%	Customer B	$4,852,042	39%
Customer B	4,398,671	18%	Customer F	2,220,083	18%
Customer C	4,096,888	16%	Customer E	1,739,657	14%
Customer D	2,844,695	11%	Customer D	1,290,789	10%
Customer E	2,198,029	9%	Customer G	1.076,886	9%
Total	$18,747,573	75%	Total	$11,179,457	90%

Three major suppliers accounted for 88% ($15,563,940) and one major supplier accounted for 79% ($13,975,816) of the Company’s inventory purchase for the three months ended March 31, 2010. Inner Mongolia Yongye supplied 100% ($7,363,768) of the Company’s finished goods for the three months ended March 31, 2009. If these suppliers terminate their supply relationship with the Company, the Company may be unable to purchase sufficient raw material on acceptable terms, and finally the Company’s financial results may be adversely affected.

The Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC such as changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

ITEM 2.         Management’s Discussion and Analysis of Operations and Financial Conditions.

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. Except as otherwise indicated or as the context may otherwise require, all references to “we”, “the Company”, “us” and “our” refer to Yongye International, Inc. (formerly known as Yongye Biotechnology International, Inc.) and its consolidated subsidiaries. The following discussion contains forward-looking statements. The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources”. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Company Overview

We are engaged in the research and development, manufacturing, distribution and sale of fulvic acid based liquid and powder nutrient compounds used in the agriculture industry. Our headquarters is in Beijing, China and additional administrative offices and our manufacturing unit are located in Hohhot, Inner Mongolia, China. Currently, we sell two lines of products, both based on our fulvic acid compound base: a plant nutrition liquid compound and animal nutrition powder which is a food additive. Our products start with our proprietary fulvic acid base which is extracted from humic acid, and to which we add other natural substances to customize the base for use in our plant and animal product lines. Based on our internal data and research, we believe our proprietary technology for fulvic acid extraction creates some of the purest and most effective fulvic acid base on the market in China today. We have found that our fulvic acid has a very light weight molecular composition, which we believe improves the overall permeability of cell walls and allows more complete transport of nutrients across plant membranes, effectively strengthening the overall health of plants. We believe our proprietary process for extracting fulvic acid from humic acid and our patented process for mixing our plant nutrient and patent pending process for mixing our animal nutrient are key differentiators in the market and may help us– provide a high quality product that we can control from procurement of raw materials to final production, which we also believe may help our products to provide reliable results from season to season.

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

In the first quarter of 2010, we sold approximately 2,066 tons of plant product, which represented 90% of revenue at $22.5 million. We also sold approximately 421 tons of our animal products. This represented 10% of revenue at $2.5 million. Yongye’s top 3 provinces by revenue for the first quarter of 2010 represented 41% of sales and were Hebei at $4.4 million (18%), Hubei at $2.9 million (12%) and Shandong at $2.8 million (11%).

For the year 2009, we sold approximately 8,502 tons of plant product, which represented 93% of revenue at $91.2 million. We also sold approximately 1,175 tons of our animal products. This represented 7% of revenue at $6.9 million. Yongye’s top 3 provinces by revenue for 2009 represented 66% of sales and were Hebei at $29 million (30%), Inner Mongolia at $18.5 million (19%) and Xinjiang at $16.0 million (17%).

Recent Developments

On December 22, 2009, the Company closed an offering of 8,000,000 shares of the Company’s common stock and received net proceeds of approximately $56.3 million from the offering, after deducting underwriting discounts and estimated offering expenses.  Pursuant to the exercise by the Underwriters of their over-allotment option, an additional 1,200,000 shares of common stock were issued on December 31, 2009, bringing the total net proceeds raised in connection with the offering (the “December Offering”) to $64.87 million.

On January 6, 2010, the Company announced that it had received government approval regarding Yongye's sole operating entity in the PRC, Yongye Nongfeng, for a preferential corporate income tax rate of 15% for the full years of 2009 and 2010.  Yongye Nongfeng had previously accrued its income tax expenses for the first three quarters of 2009 based on the statutory income tax rate of 25%.  Prior to such approval, Yongye Nongfeng received the approval from the local tax authority of Hohhot, Inner Mongolia Autonomous Region, that Yongye Nongfeng qualified for a preferential 15% corporate income tax rate. As a result, Yongye will pay its income tax expenses for the full 2009 tax year based on the preferential 15% corporate income tax rate.

In March 2010, Yongye Nongfeng signed a preliminary agreement with a local supplier of humic acid to purchase an undeveloped lignite coal resources project in Inner Mongolia, PRC. Consummation of the acquisition requires the satisfaction of certain customary closing conditions, including receipt of governmental approval.  The preliminary agreement with Wuchuan Shuntong Humic Acid Trading Company Limited ("Shuntong") provides for the acquisition of Shuntong's development rights to a currently undeveloped lignite coal resource project located in Wuchuan County, a suburb located outside the city of Hohhot, Inner Mongolia, where the Company's major operations reside in the PRC. According to a third party valuation report, the project area is estimated to contain over 40 million square meters of surface level lignite coal which can supply the Company's long term needs. According to the agreement, Nongfeng will pay Shuntong RMB240 million ($35.1 million) to acquire the development rights for this project. In addition to this, Nongfeng plans to build a new factory with 20,000 tons of plant nutrient product and 10,000 tons animal nutrient product annual capacity in a nearby economic development zone located near the coal resources project. According to government regulations, the acquisition will not be completed until Nongfeng makes full payment to Shuntong and receives in return the full, unencumbered title to the development rights.

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

Supply of Finished Goods

Before June 1, 2009, we purchased our finished goods from our main supplier, Inner Mongolia Yongye and then sold them through our distribution system. In 2009, we commenced the manufacturing of our product.

Seasonality

Our Shengmingsu products faces seasonality in our sector. In general, the first and fourth quarters are typically our slowest quarters. 13% and 10% of our total net sales for the year 2009 were from these quarters, respectively. The second and third quarters drove the bulk of our overall sales in 2009 with 47% and 30% respectively of the total 2009 year’s net sales.

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

RESULTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Sales	$24,934,716	$12,435,775

Cost of sales	11,077,957	5,902,607

Gross profit	13,856,759	6,533,168

Selling expenses	6,288,003	2,620,298

Research & development expenses	100,565	288,572

General and administrative expenses	1,851,254	345,157

Income from operations	5,616,937	3.279,141

Other expenses/(income)
Interest expense, net	7,458	5,958
Other expenses, net	48,783	441
Decrease in fair value of derivative liabilities	(12,534)	(208,011)

Total other expenses/(income), net	43,707	(201,612)

Earnings before income tax expense	5,573,230	3,480,753

Income tax expense	944,488	155,447

Net income	4,628,742	3,325,306

Less: Net income attributable to the noncontrolling interest	257,449	18,522

Net income attributable to Yongye International, Inc.	$4,371,293	$3,306,784

Earnings per share:
Basic	$0.10	$0.12
Diluted	$0.10	$0.12

Weighted average shares used in computation:
Basic	44,532,241	26,760,258
Diluted	44,696,427	26,760,258

THREE MONTHS ENDED MARCH 31, 2010 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 2009

Net Sales

Sales of $24,934,716 in the first quarter of 2010 was an increase of $12,498,941 from $12,435,775 in the same period in 2009, which was an overall increase of 101% in revenue.

This increase was driven by increased end-user demand throughout our market area which included the growth of several new markets as well, resulting in all of such growth being due to an increase in the quantity of product sold while our prices remained stable.

Gross profit increased 112% over the prior period, which was an increase to $13,856,759 from $6,533,168, or $7,323,591, over the period ended March 31, 2009.

Gross margin increased between the two periods to 56% from 53%, or an overall 3% increase in margin. The increase in GP ratio was mainly due to the lower self-production cost as compared to the purchase price from Inner Mongolia Yongye. Upon obtaining the fertilizer license on June 1, 2009, we started producing our products ourselves.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2010 was $11,077,957 which is 44% of revenues. This is an increase of $5,175,350 over the previous period and represents an 88% increase overall. As a percent of revenue, this represented a decrease of 3% when compared with the corresponding period in 2009, which was 47%. The decrease in cost of goods sold as a percentage of revenue for the first quarter of 2010 was mainly due to the lower self-production cost as compared to the purchase price from Inner Mongolia Yongye. Upon obtaining the fertilizer license on June 1, 2009, we started producing our products ourselves.

Sales by Product Line

In the three months ended March 31, 2010, we sold approximately 2,141 tons of plant product, which represented 90% of revenue at USD $22,470,151. We also sold approximately 421 tons of our animal product. This represented 10% of our total revenue or USD $2,464,565. The revenue of our plant product increased to $22,470,151 from $10,504,401 or 114% in the three months ended March 31, 2010 as compared to the same period in 2009 and the revenue of our animal product increased to $2,464,565 from $1,931,374, or 28% in the three months ended March 31, 2010 compared to the same period in 2009.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $5,173,802 to $8,139,257 in the three months ended March 31, 2010 from $2,965,455 in the previous period in 2009. As a percentage of sales for the three months ended March 31, 2010, SG&A increased by 9% to 33% as compared to 24% of net sales in the three months ended March 31, 2009 due in part to an increase of $2,159,890 in advertising expenses which resulted from promotional activities commenced earlier in 2010; an increase in freight expenses of $190,790; an increase in salaries of $466,271 and professional fees of $556,426; an increase in travel expenses of $507,450 and office expense of $226,130.

Research and Development

Additionally, we incurred $100,565 of research and development fees in the three months ended March 31, 2010 as compared to $288,572 in the three months ended March 31, 2009. This decrease in expense is the result of less research and development activities performed in the three months ended March 31, 2010.

Loss/gain on change in fair value of warrants

The warrants issued in April Offering and September Offering were treated as derivative liabilities and measured at fair value at each reporting date. The decrease in fair value during the three months ended March 31, 2010 resulted in a gain of $12,534.  The decrease in fair value of the warrants was primarily due to the decrease in our stock price from $8.13 per share at December 31, 2009 to $8.08 at March 31, 2010.  Similar change in fair value of the warrants resulted in a gain of $208,011 for the three months ended March 31, 2009.

Income Tax

The Company did not carry on any business and did not maintain any branch office in the United States during the three months ended March 31, 2010 and 2009 and does not intend to repatriate any earnings from the Chinese operations. Therefore, no provision for withholding taxes for the undistributed earnings of foreign subsidiaries or U.S. federal income taxes or deferred income tax benefits has been made.

The Company’s effective income tax rates were 16.95% and 4.47% for the three-month period ended March 31, 2010 and 2009, respectively.

For the three months ended March 31, 2010, the Company’s income tax expense was $944,488 as compared to $155,447 for the three months ended March 31, 2009.

Net Income

Net income for the three months ended March 31, 2010 increased by $1,303,436 to $4,628,742 from $3,325,306 in the same period ended March 31, 2009, which was a 39% increase. This also represented an overall decrease in net margin of 8% in the three months ended March 31, 2010 to 19% as compared to 27% in the same period ended 2009. The decrease in our net margin is primarily due to increased selling expenses due to earlier commencement of marketing programs.

Liquidity and Capital Resources

The Company has historically financed its operations and capital expenditures principally through issuance of common shares and bank loans. As is customary in the industry, we provide credit terms to most of our distributors which typically exceed the terms that we receive from our suppliers. Currently, we typically provide 6 months terms to our key provincial level customers and ask for all others to make cash payments up front or upon delivery. Therefore, the Company’s liquidity needs have generally consisted of working capital necessary to finance receivables and raw material and finished goods inventory. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated future cash needs for the coming growing season. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Therefore, there can be no assurance that such additional investment will be available to us, or if available, that it will be available on terms acceptable to us.

In summary, our cash flows were:

Net cash provided by and used in operating activities were $512,162 and $1,671,107 for the three months ended March 31, 2010 and 2009, respectively. These changes were mainly brought about by the increase of $12,498,941 in sales resulting in an increase of $2,092,477 in earnings before income tax expense together with an increase in accounts payable due to our new status as the direct manufacturer of our products.

Net cash used in investing activities increased by $19,547,987 or 1,351% to $20,994,769 in the period ended March 31, 2010 compared to $1,446,782 the same period ended in 2009. The increase was due to deposits for assets acquisition of $20,019,368 for the acquisition of the right to develop certain lignite coal resources in the Wuchuan area. The consideration of the right to develop is $35 million. As of March 31, 2010, the legal procedures for the transfer of the right to develop have not yet been completed. We believe that the legal procedures, including obtaining all necessary approvals and licenses from the PRC government will be completed before December 31, 2010.

Net cash provided by financing activities increased by $5,883,276, or 9,861% to $5,942,940 in the period ended March 31, 2010. We received $8,550,000 in proceeds from the issuance of shares upon exercise of an over-allotment granted to the underwriters in the December Offering. We also repaid certain short-term and long-term loans and payables of $3,007,340 during the three months ended March 31, 2010.

Net current assets at March 31, 2010 decreased by $8,861,360 to $98,890,955 from $107,752,315 or 8% over December 31, 2009.

Summary consolidated balance sheet data:

	Yongye	Yongye
	International, Inc.	International, Inc.	Increase
	March 31, 2010	December 31, 2009	/ (decrease)
Cash	$50,989,166	$65,518,181	(22)%
Accounts receivable, net of allowance for doubtful accounts	$8,774,317	$6,161,796	42%
Property, plant and equipment, net	$9,048,876	$9,156,915	(1)%
Total assets	$160,297,747	$145,805,688	10%
Short-term bank loan	$-	$2,925,174	(100)%
Long-term loans and payables - current portion	$431,041	$331,693	30%
Long-term loans and payables	$769,737	$545,327	41%
Total Yongye International, Inc. shareholders’ equity	$138,855,069	$125,913,424	10%

Total current liabilities increased by $1,067,484 to $13,737,023 at March 31, 2010 from $12,669,539 at December 31, 2009, which was largely due to an increase in accounts payable of $3,689,017 and income taxes payable of $818,827, primarily due to the significant increase in sales and increased purchases of inventories. Increase in income tax payable was due to the increase in the Company’s net income before income tax. We repaid the short-term bank loan and payable due to a related party during the three months ended March 31, 2010 which decreased current liabilities by $2,925,174, and payable due to a related party decreased by $877,426.

Total equity increased by $13,200,165 to $145,790,987 at the end of March 31, 2010, compared to $132,590,822 at December 31, 2009. The increase in our total equity was primarily due to increase in paid in capital of $8,550,000 which was mainly from the December Offering, and increase in retained earnings $4,628,742 due to the net income during the period.

Accounts receivable Days Sales Outstanding here is defined as average accounts receivable for the period divided by net sales per day and decreased by 5 days to 27 days for the three months ended March 31, 2010 from 32 days in the same period ended 2009, because we increased our efforts in collection.

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

Off balance sheet arrangement

We do not have any significant off-balance sheet arrangements and accordingly, no such arrangements are likely to have a current or future effect on our financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 2.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations and that such information is accumulated and communicated to our management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Principal Executive Officer and Principal Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Although the management of our Company, including the Principal Executive Officer and the Principal  Financial Officer, believes that our disclosure controls and internal controls currently provide reasonable assurance that our desired control objectives have been met, management does not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls over Financial Reporting

During the period covered by this quarterly report on Form 10-Q, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yongye International, Inc.

	By:	/s/ Zishen Wu
Name: Zishen Wu
May 11, 2010		Title: Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Officer (Principal Financial and Accounting Officer)