Form 10-Q
period 2010-06-30
Yongye International, Inc.
filed 2010-08-11
CIK 1398551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). * Yes ☐ ☐ No ☐ *The registrant has not yet been phased into the interactive data requirements.

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
Yes ☐   No ☒

As of August 10, 2010, there were 48,187,044 shares of common stock, par value $.001 per share, issued and outstanding.

TABLE OF CONTENTS

ii

PART I.

Financial Information

ITEM 1.	Financial Statements

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	Note	June 30, 2010	December 31, 2009
Current assets
Cash		$38,165,514	$65,518,181
Accounts receivable, net of allowance for doubtful accounts	3	54,318,725	6,161,796
Inventories	4	41,437,200	42,033,261
Prepayments	5	10,276,841	6,211,896
Prepaid expenses		456,979	112,879
Other receivables		268,040	383,841
Total Current Assets		144,923,299	120,421,854

Property, plant and equipment, net	6	11,194,461	9,156,915
Intangible asset, net	7	80,077	85,058
Land use right, net	8	4,140,288	4,166,987
Deposits for assets acquisition	9	20,137,071	-
Other assets	10	7,525,840	2,029,012
Goodwill		9,987,640	9,945,862
Total Assets		$197,988,676	$145,805,688
Current liabilities
Short-term bank loan	11	$-	$2,925,174
Long-term loans and payables - current portion	12	462,224	331,693
Accounts payable - related party	18	-	880,026
Accounts payable - third parties		2,172,711	344,774
Income tax payable	15	8,732,681	4,082,424
Advance from customers		980,575	29,157
Accrued expenses		10,876,590	479,609
Due to a related party	18	-	1,663,191
Other payables		944,270	553,286
Derivative liabilities – fair value of warrants	13	825,586	1,380,205
Total Current Liabilities		24,994,637	12,669,539

Long-term loans and payables	12	541,713	545,327
Total Liabilities		25,536,350	13,214,866

Equity
Common stock: par value $.001; 75,000,000 shares authorized; 44,587,044 shares issued and outstanding at June 30, 2010 and 44,532,241 shares issued and outstanding at December 31, 2009	13	44,587	44,532
Additional paid-in capital	13	119,052,799	118,583,308
Subscription receivable	13	-	(8,550,000)
Retained earnings		44,123,439	15,506,445
Accumulated other comprehensive income		971,148	329,139
Total equity attributable to Yongye International, Inc.		164,191,973	125,913,424
Noncontrolling interest		8,260,353	6,677,398
Total Equity		172,452,326	132,590,822

Total Liabilities and Equity		$197,988,676	$145,805,688

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

		For the Three Months Ended		For the Six Months Ended
	Note	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Sales		$89,414,388	$46,271,544	$114,349,104	$58,707,319

Cost of sales		39,378,346	21,936,877	50,456,303	27,839,484

Gross profit		50,036,042	24,334,667	63,892,801	30,867,835

Selling expenses		16,343,330	6,450,694	22,631,333	9,070,992

Research and development expenses		2,238,331	1,124,445	2,338,896	1,413,017

General and administrative expenses		1,614,692	785,565	3,465,946	1,130,722

Income from operations		29,839,689	15,973,963	35,456,626	19,253,104

Other (income)/expenses
Interest expense, net		7,271	10,500	14,729	16,458
Other income, net		(286,895)	(13,178)	(238,112)	(12,737)
(Decrease)/increase in fair value of derivative liabilities	13	(156,936)	5,276,958	(169,470)	5,068,947

Total other (income)/ expenses, net		(436,560)	5,274,280	(392,853)	5,072,668

Earnings before income tax expense		30,276,249	10,699,683	35,849,479	14,180,436

Income tax expense	15	4,738,834	4,591,776	5,683,322	4,747,223

Net income		25,537,415	6,107,907	30,166,157	9,433,213

Less: Net income attributable to the noncontrolling interest		1,291,714	63,734	1,549,163	82,256

Net income attributable to Yongye International, Inc.		$24,245,701	$6,044,173	$28,616,994	$9,350,957

Earnings per share:
Basic	19	$0.54	$0.20	$0.64	$0.33
Diluted	19	$0.54	$0.20	$0.64	$0.33

Weighted average shares used in computation:
Basic	19	44,578,011	30,222,243	44,555,252	28,500,814
Diluted	19	44,696,725	30,222,243	44,674,545	28,500,814

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2010

		Common Stock
	Note	Shares of Common Stock	Common Stock Amount	Additional Paid-in Capital	Subscription Receivable	Retained Earnings	Accumulated Other Comprehensive Income	Equity attributable to Yongye International, Inc.	Noncontrolling Interest	Total Equity

Balance as of January 1, 2010		44,532,241	44,532	118,583,308	(8,550,000)	15,506,445	329,139	125,913,424	6,677,398	132,590,822
Net income		-	-	-	-	28,616,994	-	28,616,994	1,549,163	30,166,157
Foreign currency exchange translation adjustment, net of nil income taxes		-	-	-	-	-	642,009	642,009	33,792	675,801
Comprehensive income								29,259,003	1,582,955	30,841,958
Subscription received		-	-	-	8,550,000	-	-	8,550,000	-	8,550,000
Warrants exercised	13	54,803	55	469,491	-	-	-	469,546	-	469,546
Balance as of June 30, 2010		44,587,044	44,587	119,052,799	-	44,123,439	971,148	164,191,973	8,260,353	172,452,326

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,166,157	$9,433,213
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	937,752	244,805
Reversal of bad debt provision	-	(305,338)
(Decrease)/increase in fair value of derivative liabilities	(169,470)	5,068,947
Changes in operating assets and liabilities:
Accounts receivable-related party	-	(29,212)
Accounts receivable-third parties	(47,954,830)	(33,525,463)
Inventories	771,354	(6,026,638)
Prepayments	(4,111,996)	-
Due from a related party	-	33
Prepaid expenses	(342,900)	60,096
Other receivables	117,326	263,126
Other assets	(5,627,195)	-
Accounts payable-related party	(880,505)	11,376,007
Accounts payable-third parties	1,818,461	41,187
Income tax payable	4,615,935	4,562,992
Advance from customers	947,831	(1,699,588)
Accrued expenses	10,356,848	4,742,049
Other payables	165,247	85,887
Net Cash Used in Operating Activities	(9,189,985)	(5,707,897)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits made for assets acquisition	(19,309,188)	-
Proceeds from sale of property, plant and equipment	92,629	-
Purchase of property, plant and equipment	(2,791,242)	(2,100,266)
Purchase of property, plant and equipment-related party	(1,663,769)	-
Net Cash Used in Investing Activities	(23,671,570)	(2,100,266)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term loans and payables	-	129,593
Repayment of long-term loans and payables	(334,675)	(70,591)
Repayment of short-term loans	(2,925,675)	-
Proceeds from common stock issued	8,550,000	8,984,595
Proceeds from warrants exercised	84,397	-
Payment for common stock issuance costs	-	(836,456)
Net Cash Provided by Financing Activities	5,374,047	8,207,141

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	134,841	(15,641)
NET (DECREASE)/INCREASE IN CASH	(27,352,667)	383,337
Cash and cash equivalent at beginning of period	65,518,181	4,477,477
Cash and cash equivalent at end of period	$38,165,514	$4,860,814

Supplemental cash flow information:
Cash paid for income taxes	1,070,826	192,357
Cash paid for interest expense	51,796	21,384

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

Yongye International, Inc. (the “Company”, formerly known as “Golden Tan, Inc.” or “Yongye Biotechnology International, Inc.”) was incorporated in the State of Nevada on December 12, 2006. On April 17, 2008, the Company and the Company’s principal shareholder entered into a share exchange agreement (the “Exchange Agreement”) with Fullmax Pacific Limited (“Fullmax”), a privately held investment holding company organized on May 23, 2007 under the laws of the British Virgin Islands and all the shareholders of Fullmax (the “Fullmax Shareholders”). Pursuant to the terms of the Exchange Agreement, the Fullmax Shareholders transferred to the Company all of their shares in exchange for 11,444,755 shares of the Company’s common shares (the “Share Exchange”). As a result of the Share Exchange, Fullmax became a wholly-owned subsidiary of the Company and the Fullmax Shareholders received approximately 84.7% of the Company’s issued and outstanding common shares. Immediately prior to the date of the Share Exchange, the Company was a publicly listed shell entity with no operations and a nominal amount of cash and, Fullmax, through its wholly-owned subsidiary, Asia Standard Oil Limited (“ASO”) and indirect subsidiary, Yongye Nongfeng Biotechnology (“Yongye Nongfeng”), is engaged in the sale of fulvic acid based liquid and powder nutrient compounds. The Share Exchange was accounted for as a reverse recapitalization, equivalent to the issuance of stock by Fullmax for the net monetary assets of the Company accompanied by a recapitalization.

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

In connection with the September Offering (See Note 13), the Company entered into agreements to acquire the productive assets of Shengmingsu manufacturing business from Inner Mongolia Yongye (“Acquisition”). In October 2009, the Company completed the Acquisition. Management has determined that the acquisition date of the Acquisition was the closing date or October, 2009, when all conditions precedent to the closing were met, including obtaining all the required licenses and permits from the PRC government to operate these productive assets acquired, obtaining approvals from the PRC government, and on which the Company legally transferred the 4.5% equity interest in Yongye Nongfeng to Inner Mongolia Yongye. The reason for the Acquisition was to expand the Company’s manufacturing business. The operating results of Shengmingsu manufacturing business have been included in the consolidated financial statements since that date.

 NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The December 31, 2009 condensed consolidated balance sheet was derived from the audited consolidated financial statements of the Company. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2009 audited consolidated financial statements of the Company included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2010, and the results of operations and cash flows for the three and six months ended June 30, 2009 and 2010, have been made.

The Company's business is subject to seasonal variations; thus, the results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results for the full fiscal year ending December 31, 2010. Generally, the second and third quarters are peak sales periods, and first and fourth quarters are low sales periods for the Company.

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

C. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605):  Multiple-Deliverable Revenue Arrangements (EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables ). ASU 2009-13 amends ASC 605-25 to eliminate the requirement that all undelivered elements have vendor specific objective evidence of selling price (“VSOE”) or third party evidence of selling price (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Management is currently evaluating the potential impact, if any, of adopting ASU 2009-13 on the Company’s financial position and results of operations.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009

Accounts receivable	$54,318,725	$6,161,796
Less: allowance for doubtful accounts	-	-
Total	$54,318,725	$6,161,796

An allowance for doubtful accounts of $232,010 and $305,338 was reversed for the three and six months ended June 30, 2009, respectively. No provision for allowance for doubtful accounts was recorded during the three and six months ended June 30, 2010 as management believes no accounts are uncollectible as of June 30, 2010.

NOTE 4 – INVENTORIES

Inventories at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009

Finished goods	$35,792,520	$31,734,252
Work in progress	5,093,646	6,024,323
Raw materials	371,479	3,771,366
Consumables and packing supplies	179,555	503,320
Total	$41,437,200	$42,033,261

NOTE 5 – PREPAYMENTS

In order to secure stock supplies of raw materials, the Company makes prepayments to certain suppliers. As of June 30, 2010 and December 31, 2009, the prepayments to suppliers amounted to $10,196,729 and $6,070,458, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009

Buildings	$5,652,592	$5,644,213
Machinery and equipment	1,694,618	1,535,189
Office equipment and furniture	404,332	356,560
Vehicles	2,041,381	2,037,130
Software	18,593	17,199
Leasehold improvements	220,309	219,388
Construction-in-process	2,155,874	-
	12,187,699	9,809,679

Less: Accumulated depreciation	993,238	652,764

Total	$11,194,461	$9,156,915

Depreciation expense for the three months ended June 30, 2010 and 2009 was $184,432 and $134,912, respectively. Depreciation expense for the six months ended June 30, 2010 and 2009 was $350,245 and $239,494, respectively.

As of June 30, 2010, vehicles with a carrying amount of $1,062,341 were pledged as security for the long-term loans of $425,458 (See Note 12).

As of December 31, 2009, vehicles with a carrying amount of $1,122,845 were pledged as security for the long-term loans of $532,425 (See Note 12). As of December 31, 2009, an apartment with a carrying value of $102,551 was pledged as security for a long-term loan of $71,618 (See Note 12).

As of December 31, 2009, buildings with an original carrying amount of $2,718,269 were pledged as security for the short-term bank loan of $2,925,174 (See Note 11).  Such loan was repaid in February 2010.

NOTE 7 – INTANGIBLE ASSET, NET

Intangible asset at June 30, 2010 and December 31, 2009 represented a patent as follows:

	June 30, 2010	December 31, 2009

Patent	$106,769	$106,323
Less: Accumulated amortization	26,692	21,265
Total	$80,077	$85,058

Amortization expense for the three months ended June 30, 2010 and 2009 was $2,669 and $2,657, respectively. Amortization expense for the six months ended June 30, 2010 and 2009 was $5,328 and $5,311, respectively. The estimated annual amortization expense for intangible asset in each of the next five years is $10,656.

NOTE 8 – LAND USE RIGHT, NET

As of June 30, 2010 and December 31, 2009, land use right represented:

	June 30, 2010	December 31, 2009

Land use right	$4,206,592	$4,188,995
Less: Accumulated amortization	66,304	22,008
Total	$4,140,288	$4,166,987

As of December 31, 2009, the land use right was pledged as security for the short-term bank loan of $2,925,174 (See Note 11).  Such loan was repaid in February 2010.

NOTE 9 - DEPOSITS FOR ASSETS ACQUISITION

On March 1, 2010, Yongye Nongfeng entered into an asset purchase agreement with Wuchuan Shuntong Humic Acid Company Ltd (“Wuchuan Shuntong”) to acquire from Wuchuan Shuntong the right to develop certain lignite coal resources in Wuchuan area for a cash consideration of approximately $35 million. As of June 30, 2010, Yongye Nongfeng has paid deposit of $19,387,246 to Wuchuan Shuntong. As of June 30, 2010, the legal procedures for the transfer of the right to develop have not yet been completed. Management believes that the remaining legal procedures, including obtaining all other necessary approvals and licenses from the PRC government, will be completed before December 31, 2010.

As of June 30, 2010, Yongye Nongfeng made $749,825 deposits to suppliers for equipment to be used and developers of the plant to be built for product production. According to the contracts signed with these suppliers and developers, Yongye Nongfeng should pay $3,259,740 upon the delivery of the equipment and completion of the construction.

NOTE 10 – OTHER ASSETS

The Company has entered into agreements with certain distributors, including sub-distributors (the “Distribution Agreement”), pursuant to which the Company provided the distributor a free vehicle in exchange for the distributor agreeing to comply with certain sales conditions during the term of the agreement of five years.  The sales conditions included (1) meeting the annual sales target set by the Company; (2) not selling the products at a price lower than the price stipulated by the Company; and (3) selling the products only in Company’s approved territories.  To the extent the distributor fails any one of these conditions during the term of the agreement; the Company has the right to have the vehicles return back to the Company.

The cost of these vehicles has been recorded as “Other assets” which is expensed over a five years period.

NOTE 11 – SHORT-TERM BANK LOAN

On October 9, 2009, Yongye Nongfeng obtained a short-term bank loan of $2,925,174 from China Citic Bank that bears a fixed annual interest rate of 5.31% and is due on September 26, 2010. The short-term loan was pledged by the land use right and buildings with carrying amount of $4,166,987 and $2,718,269, respectively as of December 31, 2009. On February 4, 2010, Yongye Nongfeng repaid the short-term bank loan, and the pledge of the buildings and land use right was released.

The interest expense for the three and six months ended June 30, 2010 was $0 and $14,737, respectively.

NOTE 12 – LONG-TERM LOANS AND PAYABLES

As of June 30, 2010 and December 31, 2009, the long-term loans and payables consisted of the following:

	June 30, 2010	December 31, 2009

Vehicle-employees	$425,458	$532,425
Mortgage loan	-	71,618
Vehicle-distributors	578,479	272,977
Total	$1,003,937	$877,020

As of June 30, 2010, vehicle loans of $425,458 were secured by twenty-five vehicles with initial carrying amount of $1,211,514. The vehicle loans have three to five years terms and are paid in monthly installments. Interest rates on the loans range from 5.4% to 14.54% annually, and are subject to the change of the base interest rate prescribed by People’s Bank of China. These loans were obtained by individual employees of the Company after the Company made the initial down payment of the purchase price of the vehicles. The Company and the individual employees entered into trust agreements pursuant to which (i) the vehicles are legally registered under the individuals’ name, (ii) the Company has the rights of official use and (iii) the Company has the rights to retain the legal title of the vehicles at the time of termination of the employment relationship with the individual. In addition, under the trust agreements, the Company assumes the risk of loss, damage, penalty and other obligations related to the operation and ownership of the vehicle, including repairs and maintenance and, and is required to repay the loans in full. The individuals have no right to sell, lease, lend or pledge the vehicles to any other person or entity. Consequently, the Company has recognized the cost of the vehicles as assets and the loans as liabilities in its consolidated balance sheet.

Vehicle loans-distributors represent loans that were initially obtained by the distributors from banks and financial institutions. The Company and the distributors entered into agreements, pursuant to which the Company would assume repayment of the full amount of payables on behalf of these distributors in exchange for the distributors agreeing to comply with the sales conditions specified in Note 10. Accordingly, the Company recorded the long-term payables in the accompanying consolidated balance sheets. These payables have two or three years terms and are paid in monthly installments. Interest rates on the loans range from 5.40% to 13.20% annually, subject to the change of the base interest rate prescribed by People’s Bank of China.

The following table sets out the remaining contractual maturities at the balance sheet date of long-term loans and payables, which are based on contractual undiscounted cash flows (including interest payments computed using contractual rates or, if floating, based on prevailing rates current at the balance sheet date) and the earliest date the Company would be required to repay:

Within 1 year	$526,185
After 1 year but within 2 years	376,823
After 2 years but within 3 years	173,160
After 3 years but within 4 years	19,988
After 4 years	13,350
Total	1,109,506
Less: Amount representing interest	(105,569)
Total at present value	$1,003,937

NOTE 13 - CAPITAL STOCK

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

During the three and six months ended June 30, 2010, 54,803 “April Warrants” and “September Warrants” were exercised by April Investors and September Investors. In connection with the exercise, the Company issued 54,803 shares of common stock and received $84,397 from warrant holders.

According to the terms of these warrants, the Company could be required to pay cash to the warrant holders under certain events that are not within the control of the Company.  Specifically, upon the occurrence of certain “fundamental transactions” as defined, the warrant holders (but not the shareholders of the Company’s common stock) are entitled to receive cash equal to the value of the warrants to be determined based on an option pricing model and certain specified assumptions set forth in the warrant agreement.  In addition, the terms of the warrants include a “down-round” provision under which the exercise price could be affected by future equity offerings undertaken by the Company.  If the Company issues any common stock or common stock equivalents, as defined, at any time the warrants are outstanding, at an effective price less than the then warrant exercise price, the exercise price of warrants will be reduced to the effective price of newly issued common stock or common stock equivalents.  In the “May Offering”, the Company issued new common stock at a price of $1.54 per share and accordingly, the exercise price of the April Warrants and the September Warrants was reduced to $1.54 per share. As of June 30, 2010, there were 148,172 warrants outstanding, of which 48,714 and 99,458 warrants will expire if unexercised by April 2013 and September 2013, respectively.

The potential cash payments and the down-round provision preclude the classification of these warrants as equity. Accordingly, the warrants are accounted for as a liability and adjusted to fair value through earnings at each reporting date. The gain resulting from the decrease in fair value of warrants was $156,936 and $169,470 for the three and six months ended June 30, 2010, respectively. The loss resulting from the increase in fair value of warrants was $5,276,958 and $5,068,947 for the three and six months ended June 30, 2009, respectively.

The estimated fair values of the warrants issued to April Investors and September Investors were determined at June 30, 2010 and December 31, 2009 using Binominal Option Pricing Model with Level 2 inputs. The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2010	Total	Level 1	Level 2	Level 3

Liabilities at fair value:
Derivative liabilities—warrants	$825,586	—	$825,586	—

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2009	Total	Level 1	Level 2	Level 3

Liabilities at fair value:
Derivative liabilities—warrants	$1,380,205	—	$1,380,205	—

The fair values of the warrants are summarized as follows:

	April Warrants	September Warrants
Fair value of Warrant per share (US$) at:
Date of issuance	$1.07	$2.08
December 31, 2009	$6.78	$6.81
June 30, 2010	$5.54	$5.59

The fair values of the warrants outstanding as of June 30, 2010 and December 31, 2009 were determined based on the Binominal option pricing model, using the following key assumptions:

	June 30, 2010		December 31, 2009
	April Warrants	September Warrants	April Warrants	September Warrants

Expected volatility	61.0%	61.5%	61.0%	60.0%

Expected dividends yield	0%	0%	0%	0%

Time to maturity	2.8 years	3.2 years	3.3 years	3.7 years

Risk-free interest rate per annum	2.218%	2.218%	2.218%	2.218%

Fair value of underlying common shares (per share)	$6.89	$6.89	$8.13	$8.13

Escrow shares

In connection with the September Offering, the Company entered into an escrow agreement with Roth, the Escrow Agent and Full Alliance (the “September Escrow Agreement”), pursuant to which 4,000,000 shares of the Company issued to Full Alliance in the Share Exchange (the “September Escrow Shares”) were delivered to the Escrow Agent. Of the September Escrow Shares, 2,000,000 shares (the “Make Good Escrow Shares”) are held and released back to Full Alliance upon the Company’s achievement of both 2008 and 2009 financial targets, as defined in the September Escrow Agreement. The remaining 2,000,000 escrow shares were held for the timely approval obtained from Ministry of Agriculture of Inner Mongolia in relation to the transfer of fertilizer license to Yongye Nongfeng from Inner Mongolia Yongye and completion of Yongye Nongfeng’s restructuring (the “Restructuring Make Good Shares”). The Yongye Nongfeng’s restructuring refers to the “Acquisition”, which is disclosed in Note 1. In June 2010, both Make Good Escrow Shares and Restructuring Make Good Shares were released to Full Alliance.

NOTE 14 – STATUTORY RESERVE

Yongye Nongfeng is required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principal in the PRC to a statutory surplus reserve until the reserve balance reaches 50% of its registered capital. For the six months ended June 30, 2010 and 2009, Yongye Nongfeng made appropriations to this statutory reserve of $3,098,328 and $1,412,592, respectively. The accumulated balance of the statutory reserve of Yongye Nongfeng as of June 30, 2010 and December 31, 2009 was $7,163,898 and $4,065,570, respectively.

In accordance with the PRC laws and regulations, Yongye Nongfeng is restricted in its ability to transfer a portion of its net assets to the Company in the form of dividends, which amounted to $6,805,703, representing the amount of accumulated balance of statutory reserve of Yongye Nongfeng attributable to the Company, as of June 30, 2010.

NOTE 15 – INCOME TAXES

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

The Company’s effective income tax rate was 15.65% and 42.92% for the three months ended June 30, 2010 and 2009, respectively and 15.85% and 33.48% for the six months ended June 30, 2010 and 2009, respectively. The difference between effective tax rate and statutory tax rate primarily represented the tax effects on the non-taxable income and non-deductible expenses.

The Company had deferred tax assets of approximately $389,318 as of June 30, 2010 that consisted of tax loss carryforwards. The Company had no other temporary differences as of June 30, 2010. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those tax loss carryforwards are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have a sufficient operation in the United States to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established for the full value of the deferred tax asset as of June 30, 2010.

NOTE 16 – FAIR VALUE MEASUREMENTS

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	amount	Fair value	amount	Fair value
Financial assets:
Cash	$38,165,514	$38,165,514	$65,518,181	$65,518,181
Accounts receivable	54,318,725	54,318,725	6,161,796	6,161,796
Other receivables	268,040	268,040	383,841	383,841

Financial liabilities:
Short-term bank loan	$-	$-	$2,925,174	$2,925,174
Long-term loans and payables - current portion	462,224	462,224	331,693	331,693
Accounts payable - related party	-	-	880,026	880,026
Accounts payable - third parties	2,172,711	2,172,711	344,774	344,774
Accrued expenses	10,876,590	10,876,590	479,609	479,609
Due to a related party	-	-	1,663,191	1,663,191
Other payables	944,270	944,270	553,286	553,286
Derivative liabilities	825,586	825,586	1,380,205	1,380,205
Long-term loans and payables	541,713	541,713	545,327	545,327

The fair values of the financial instruments shown in the above table as of June 30, 2010 and December 31, 2009 represent the estimated amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash, accounts receivable, other receivables, short-term bank loan, long-term loans and payables – current portion, accounts payables, accrued expenses, due to a related party and other payables: The carrying amounts approximate fair value because of the short maturity of these instruments.

Derivative liabilities: The method and assumptions used to estimate the fair value of derivative liabilities are set out in Note 13.

Long-term loans and payables: The fair value of the Company’s long-term loans and payables is estimated by discounting future cash flows using current market interest rates offered to the Company and its subsidiaries for debts with substantially the same characteristics and maturities.

NOTE 17 – LEASE COMMITMENTS

The Company entered into an operating lease for an office space in Beijing, PRC for the period from January 1, 2008 to December 31, 2010. The lease expense for the Beijing office was $57,974 and $49,677 for the three months ended June 30, 2010 and 2009, respectively. The lease expense for the Beijing office was $115,926 and $107,539 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, future minimum lease payments under this non-cancellable operating lease agreement for the next twelve months are $115,880.

NOTE 18 – RELATED PARTY TRANSACTIONS AND BALANCES

For the three and six months ended June 30, 2009, Yongye Nongfeng, purchased inventories from Inner Mongolia Yongye amounting to $30,559,654 and $37,923,422, respectively. In January 2008, upon receiving governmental approval of its establishment, Yongye Nongfeng entered into an agreement (the “Agreement”) with Inner Mongolia Yongye, pursuant to which Yongye Nongfeng agreed to purchase finished products from Inner Mongolia Yongye at a fixed price of RMB 350 per case for fulvic acid based plant products and RMB 120 per case for fulvic acid based animal products.  The term of the Agreement was for the period from January 15, 2008 to January 14, 2013. Pursuant to the Agreement, the Company could terminate the Agreement by giving one month notice to Inner Mongolia Yongye. Upon Yongye Nongfeng obtaining its own fertilizer license, the Agreement was terminated in July 2009.

As of December 31, 2009, accounts payable to related party was $880,026, and represented the payable for the purchase of inventories from Inner Mongolia Yongye. The accounts payable was repaid in the six months ended June 30, 2010.

As of December 31, 2009, the amount due to a related party was $1,663,191, which mainly represented the payable for the Acquisition from Inner Mongolia Yongye. The amount due to a related party was repaid in the six months ended June 30, 2010.

During the six months ended June 30, 2010, the Company disposed of and sold three vehicles with net book value of $135,191 and an apartment with net book value of $102,263 to Inner Mongolia Yongye. In addition, the long-term loans of $144,513 that were secured by these assets were assumed by Inner Mongolia Yongye. No gain or loss was recorded upon disposal and the Company received cash of $92,941.

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

Pursuant to these agreements, both Yongye Nongfeng and Inner Mongolia Yongye did not charge any rental to each other for the lease.  Additionally, the estimated rental income to be received and the rental expense to be paid by the Yongye Nongfeng are not material to the Company’s June 30, 2009 results of operations and therefore have not been included.

NOTE 19 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per share for the periods indicated:
	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Numerator used in basic net income per share:
Net income attributable to Yongye International, Inc.	$24,245,701	$6,044,173	$28,616,994	$9,350,957
Decrease in fair value of derivative liabilities	(156,936)	-	(169,470)	-
Numerator used in diluted net income per share	24,088,765	6,044,173	28,447,524	9,350,957

Shares (denominator):

Weighted average ordinary shares outstanding-basic	44,578,011	30,222,243	44,555,252	28,500,814
Plus: weighted average incremental shares from assumed exercise of warrants	118,714	-	119,293	-

Weighted average ordinary shares outstanding used in computing diluted net income per ordinary share	44,696,725	30,222,243	44,674,545	28,500,814

Net income per ordinary share-basic	$0.54	$0.20	$0.64	$0.33
Net income per ordinary share-diluted	$0.54	$0.20	$0.64	$0.33

As of June 30, 2009, the Company had 3,388,382 warrants outstanding that was excluded in the computation of diluted earnings per share as their effect would have been anti-dilutive.

NOTE 20 - CONCENTRATIONS AND CREDIT RISKS

At June 30, 2010 and December 31, 2009, the Company held cash in banks of approximately $38,165,514 and $65,518,181, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institution in the PRC with acceptable credit rating.

Five major customers accounted for 84% and one major customer accounted for 31% of the Company’s revenue for the three months ended June 30, 2010. Five major customers accounted for 80% and one major customer accounted for 28% of the Company’s revenue for the six months ended June 30, 2010. Five major customers accounted for 94% and one major customer accounted for 40% of the Company’s revenue for the three months ended June 30, 2009. Five major customers accounted for 89% and one major customer accounted for 40% of the Company’s revenue for the six months ended June 30, 2009. The Company’s total sales to five major customers were $75,432,080 and $91,324,592 for the three and six months ended June 30, 2010, respectively. The Company’s total sales to five major customers were $43,700,271 and $52,061,902 for the three and six months ended June 30, 2009, respectively. In addition, all these major customers are distributors in the PRC agriculture industry.

For the three months ended June 30, 2010			For the six months ended June 30, 2010
Largest Customers	Amount of Sales	% Total Sales	Largest Customers	Amount of Sales	% Total Sales
Customer A	$27,971,525	31%	Customer A	$32,370,196	28%
Customer B	18,708,074	21%	Customer B	23,917,364	21%
Customer C	11,101,032	12%	Customer C	13,299,061	12%
Customer D	9,406,970	11%	Customer D	12,251,665	11%
Customer E	8,244,479	9%	Customer E	9,486,306	8%
Total	$75,432,080	84%	Total	$91,324,592	80%

For the three months ended June 30, 2009			For the six months ended June 30, 2009
Largest Customers	Amount of Sales	% Total Sales	Largest Customers	Amount of Sales	% Total Sales
Customer A	$18,705,448	40%	Customer A	$23,557,490	40%
Customer C	9,548,312	21%	Customer C	11,287,969	19%
Customer F	8,698,201	19%	Customer F	9,775,088	17%
Customer G	4,338,428	9%	Customer G	4,978,162	9%
Customer H	2,409,882	5%	Customer H	2,463,193	4%
Total	$43,700,271	94%	Total	$52,061,902	89%

Three major suppliers accounted for 88% ($31,126,269) and one major supplier accounted for 68% ($24,109,239) of the Company’s inventory purchase for the three months ended June 30, 2010. Three major suppliers accounted for 88% ($46,690,209) and one major supplier accounted for 72% ($38,085,055) of the Company’s inventory purchase for the six months ended June 30, 2010. Inner Mongolia Yongye supplied 60% ($30,559,654) and 92% ($37,923,422) of the Company’s finished goods for the three and six months ended June 30, 2009, respectively. If these suppliers terminate their supply relationship with the Company, the Company may be unable to purchase sufficient raw material on acceptable terms, and finally the Company’s financial results may be adversely affected.

The Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC such as changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 21 – SUBSEQUENT EVENT

In June 2010, Yongye Nongfeng entered into an agreement with its provincial level distributor in Hebei Province, the PRC (“Seller”), to purchase the customer list from Seller (“Customer List”). Pursuant to the agreement, Yongye Nongfeng will sell its products to sub-provincial level distributors in Hebei Province directly. The acquisition of the Customer List was completed in July 2010. The consideration of the Customer List is 3,600,000 shares of common stock of the Company which was issued in July 2010 and $3 million cash (payable on or before March 1, 2011).

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

Company Overview

In April 2008, we entered into a share exchange transaction (the “Share Exchange”) prior to which we were a public “shell” company with nominal assets.  Following the Share Exchange, we changed our name to Yongye International, Inc. and through our Cooperative Joint Venture subsidiary, Yongye Nongfeng Biotechnology Co. Ltd. (“Yongye Nongfeng”), are engaged in the research and development, manufacturing, distribution and sales of fulvic acid based liquid and powder nutrient compounds used in the agriculture industry.

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

In the three months ended June 30, 2010, we sold approximately 8,342 tons of plant product, which represented 99.9% of revenue at  $89,344,146. We also sold approximately 12 tons of our animal product. This represented 0.1% of our total revenue or $70,242.

Recent Developments

In March 2010, Yongye Nongfeng signed a preliminary agreement with a local supplier of humic acid to purchase an undeveloped lignite coal resources project in Inner Mongolia, PRC. Consummation of the acquisition requires the satisfaction of certain customary closing conditions, including receipt of governmental approval.  The preliminary agreement with Wuchuan Shuntong Humic Acid Trading Company Limited ("Shuntong") provides for the acquisition of Shuntong's development rights to a currently undeveloped lignite coal resource project located in Wuchuan County, a suburb located outside the city of Hohhot, Inner Mongolia, where the Company's major operations reside in the PRC. According to a third party valuation report, the project area is estimated to contain over 40 million cubic meters of surface level lignite coal which can supply the Company's long-term needs. According to the agreement, Nongfeng will pay Shuntong RMB240 million ($35.1 million) to acquire the development rights for this project. In addition to this, Nongfeng plans to build a new factory with 20,000 tons of plant nutrient product and 10,000 tons animal nutrient product annual capacity in a nearby economic development zone located near the coal resources project. This acquisition will not be completed until Nongfeng makes full payment to Shuntong and receives in return the full, unencumbered title to the development rights. Nongfeng is still in the process of obtaining the related titles and expects to complete the transaction by the end of 2010.

In June 2010, Yongye Nongfeng entered into an agreement to acquire the Shengmingsu distribution network from its provincial level distributor in Hebei Province which is solely comprised of a customer list, which was completed in July 2010. The Company has issued 3.6 million shares of common stock and will pay an additional $3.0 million in cash to the seller by March 2011, as consideration for the acquisition. The Company has commenced to trade with these customers in July 2010. The customer list is comprised of all of the sub-provincial level distributors who sell the Company's Shengmingsu plant and animal nutrient products to over 2,700 branded stores located in Hebei Province, which is Yongye's largest regional market in China, representing approximately 30% of the Company's revenues in 2009. Previously, in Hebei Province, Yongye sold its products to its provincial level distributor who then resold those products to lower level distributors and on to the branded stores. After the acquisition of the customer list, Yongye will sell directly to its sub-provincial level distributors in Hebei Province and these distributors will sell directly to the retail network.

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

Supply of Finished Goods

Before June 1, 2009, we purchased our finished goods from our main supplier, Inner Mongolia Yongye and then sold them through our distribution system. Upon obtaining the fertilizer license on June 1, 2009, we commenced the manufacturing of our product.

Seasonality

Our Shengmingsu products face seasonality in our sector. In general, the first and fourth quarters are typically our slowest quarters. 13% and 10% of our total net sales for the year 2009 were from these quarters, respectively. The second and third quarters drove the bulk of our overall sales in 2009 with 47% and 30%, respectively, of the total 2009 year’s net sales.

Agriculture Sector

Agriculture continues to be a heavily invested sector in China. Brand name investors continue to invest into China’s agriculture space because they have confidence in China’s long-term outlook. The market volume for agriculture products is large, both for domestic sales and export and there is no set threshold for foreign investment into the sector as opposed to other industries, such as energy, finance, mining, and telecommunications. This is driven by the growing demand for higher quality food products domestically and international reliance on food products from China. Currently, China is the world’s biggest grower and consumer of grains and yet must boost crop yields by at least 1 percent a year to ensure the country has enough food to feed its 1.3 billion people, according to the Minister of Agriculture, Sun Zhengcai (China Economic Net, July 21, 2008). Additional policy changes will include protecting farmland and working to increase rural incomes to retain farming interest.

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

 New Land Reform Policy

Farmland in China is owned by the local government, but given to local farmers under 30 year use contracts. With the allure of higher incomes and better living conditions in the city, farmers have abandoned the land and no other farmers have stepped in to bring it back into production. This has created a shortage of a key raw material in the agricultural supply chain productive land. The government has acknowledged this issue and recently enacted a new land use reform policy which liberalizes the exchange of land among the nation’s farmers. This creates a new model for China’s 730 million farmers with the idea being to create more stable farmland by shifting the country away from the single household farm plot model to the amalgamation of larger-scale operations which should be more productive due to technology and economies of scale. Farmers will be able to transfer their land-use rights to others through a new market system for rural land-use rights. Chinese authorities commented that, “Without modernizing agriculture, China cannot modernize; without stability and prosperity in rural areas, China cannot have stability and prosperity. These changes are enacted to “ensure national food security and the supply of major agricultural products, and promote increases in agricultural production, farm incomes and rural prosperity.” (China’s Ongoing Agriculture Modernization, USDA, April 2009)

RESULTS OF OPERATIONS

Summary Statement of Income Data

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Sales	$89,414,388	$46,271,544	$114,349,104	$58,707,319

Cost of sales	39,378,346	21,936,877	50,456,303	27,839,484

Gross profit	50,036,042	24,334,667	63,892,801	30,867,835

Selling expenses	16,343,330	6,450,694	22,631,333	9,070,992

Research & development expenses	2,238,331	1,124,445	2,338,896	1,413,017

General and administrative expenses	1,614,692	785,565	3,465,946	1,130,722

Income from operations	29,839,689	15,973,963	35,456,626	19,253,104

Other (income) /expenses
Interest expense, net	7,271	10,500	14,729	16,458
Other income, net	(286,895)	(13,178)	(238,112)	(12,737)
(Decrease) /increase in fair value of derivative liabilities	(156,936)	5,276,958	(169,470)	5,068,947

Total other (income) /expenses, net	(436,560)	5,274,280	(392,853)	5,072,668

Earnings before income tax expense	30,276,249	10,699,683	35,849,479	14,180,436

Income tax expense	4,738,834	4,591,776	5,683,322	4,747,223

Net income	25,537,415	6,107,907	30,166,157	9,433,213

Less: Net income attributable to the noncontrolling interest	1,291,714	63,734	1,549,163	82,256

Net income attributable to Yongye International, Inc.	$24,245,701	$6,044,173	$28,616,994	$9,350,957

Earnings per share:
Basic	$0.54	$0.20	$0.64	$0.33
Diluted	$0.54	$0.20	$0.64	$0.33

Weighted average shares used in computation:
Basic	44,578,011	30,222,243	44,555,252	28,500,814
Diluted	44,696,725	30,222,243	44,674,545	28,500,814

THREE MONTHS ENDED JUNE 30, 2010 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2009

Net Sales

Sales of $89,414,388 in the second quarter of 2010 was an increase of $43,142,844 from $46,271,544 in the same period of 2009, which was an overall increase of 93%.

This increase was driven by higher demand throughout our market area, including an increase in the number of branded stores and the growth of several new markets, which resulted in almost all of such growth being due to an increase in the quantity of product sold while our prices remained relatively stable.

Gross profit in the second quarter of 2010 increased 106%, from $24,334,667 to $50,036,042, or $25,701,375, over the three months ended June 30, 2009.

Gross margin increased between the two periods from 53% to 56%, or an overall 3% increase in margin. The increase in gross profit ratio was mainly due to the lower self-production cost as compared to the purchase of finished goods from Inner Mongolia Yongye, as well as benefits from economies of scale. Upon obtaining the fertilizer license on June 1, 2009, we started producing our nutrients ourselves.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2010 was $39,378,346 which is 44% of revenues. This is an increase of $17,441,469 over the previous period of $21,936,877 and represents an 80% increase overall. As a percent of revenue, this represented a decrease of 3% when compared with the corresponding period in 2009, which was 47%. The decrease in cost of goods sold as a percentage of revenue for the second quarter of 2010 was mainly due to the lower self-production cost as compared to the purchase of finished goods from Inner Mongolia Yongye, as well as benefits from economies of scale. Upon obtaining the fertilizer license on June 1, 2009, we started producing our nutrients ourselves.

Sales by Product Line

In the three months ended June 30, 2010, we sold approximately 8,342 tons of plant product, which represented 99.9% of revenue at $89,344,146. We also sold approximately 12 tons of our animal product. This represented 0.1% of our total revenue or $70,242. The revenue of our plant product increased to $89,344,146 from $46,178,850 or 93% in the three months ended June 30, 2010 as compared to the same period in 2009 and the revenue of our animal product decreased to $70,242 from $92,694, or 24%, in the three months ended June 30, 2010 compared to the same period in 2009.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $10,721,763 to $17,958,022 in the three months ended June 30, 2010 from $7,236,259 in the corresponding period in 2009. As a percentage of sales for the three months ended June 30, 2010, SG&A increased by 4% to 20% as compared to 16% of net sales in the three months ended June 30, 2009, due in part to an increase of $8,962,568 in advertising expenses that resulted from promotional activities commenced in 2010, as we entered into more geographic markets and conducted several nation-wide joint programs with China Central Television Station (CCTV), as well as an increase in freight expenses of $435,288 that resulted from the increase in revenue.

 Research and Development

Additionally, we incurred $2,238,331 of research and development fees in the three months ended June 30, 2010 as compared to $1,124,445 in the three months ended June 30, 2009. Because we expanded our marketing places for new provinces in 2010, the Research and Development (“R&D”) department set up the field tests in related provinces. This increase in expenses is mainly the result of more field test areas in the three months ended June 30, 2010 compared to the same period in 2009.

Loss/gain on change in fair value of warrants

The warrants issued in our private financings in 2008 and 2009 are accounted for as derivative liabilities and measured at fair value at each reporting date. The decrease in fair value during the three months ended June 30, 2010 resulted in a gain of $156,936.  The decrease in fair value of the warrants was primarily due to the decrease in our stock price from $8.08 per share at March 31, 2010 to $6.89 at June 30, 2010.  The change in fair value of the warrants for the three months ended June 30, 2009 resulted in a loss of $5,276,958.

Income Tax

The Company did not carry on any business and did not maintain any branch office in the United States during the three months ended June 30, 2010 and 2009 and does not intend to repatriate any earnings from the Chinese operations. Therefore, no provision for withholding taxes for the undistributed earnings of foreign subsidiaries or U.S. federal income taxes or deferred income tax benefits has been made.

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. According to an approval from the Inner Mongolia Autonomous Region National Tax Authority issued on December 11, 2009, Yongye Nongfeng, being a foreign investment enterprise located in the Western Region of the PRC, is entitled to a preferential income tax rate of 15% for the years ended December 31, 2009 and 2010. The Company’s effective income tax rate was 15.65% and 42.92% for the three months ended June 30, 2010 and 2009, respectively. The higher effective income tax rate in 2009 is primarily due to the impact of fair value changes of derivative warrants.

For the three months ended June 30, 2010, the Company’s income tax expense was $4,738,834 as compared to $4,591,776 for the three months ended June 30, 2009.

Net Income

Net income for the three months ended June 30, 2010 increased by $19,429,508 to $25,537,415 from $6,107,907 in the same period ended June 30, 2009, which was a 318% increase. This also represented net profit margin increased from 13% to 29% over the three months ended June 30, 2010 and 2009. The increase in our net profit margin is primarily due to the impact of the fair value changes of derivative warrants in the three months ended June 30, 2010 as compared to the corresponding period in 2009.

SIX MONTHS ENDED JUNE 30, 2010 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2009

Net Sales

Sales of $114,349,104 in the six months ended June 30, 2010 was an increase of $55,641,785 from $58,707,319 in the same period in 2009, which was an overall increase of 95% in revenue. This increase was driven by an increase in end-user demand throughout our market area, which was is in large part created by an increase in branded stores developed by our distributors, the large-scale advertising campaign which creates pull from the branded stores through our distribution channels and through our major distributors who are our customers, which resulted in almost all of such growth being due to an increase in the quantity of product sold while our prices remained relatively stable.

Gross Profit

Gross profit for the six months ended June 30, 2010 also increased by 107%, which was an increase from $30,867,835 to $63,892,801, or $33,024,966, over the six months ended June 30, 2009. Our gross margin for the six months ended June 30, 2010 increased from 53% to 56%. The increase in gross profit ratio was mainly due to the lower self-production cost as compared to the purchase of finished goods from Inner Mongolia Yongye, as well as benefits from economies of scale.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2010 was $50,456,303, which is 44% of total revenues. This is an increase of $22,616,819, or 81%, over the corresponding period in 2009. As a percent of revenue, this represented an decrease of 3% when compared with the corresponding period between 2010 and 2009. This decrease was due to the lower self-production cost as compared to the purchase of finished goods from Inner Mongolia Yongye, as well as benefits from economies of scale. Upon obtaining the fertilizer license on June 1, 2009, we started producing our nutrients ourselves.

 Sales by Product Line

The revenue of our plant product increased by 97% and the revenue of our animal product increased by 25% in the six months ended June 30, 2010 compared to the same period in 2009.

Selling, General and Administrative Expenses

SG&A expenses increased by $15,895,565 to $26,097,279 in the six months ended June 30, 2010 from $10,201,714 in the same period in 2009, which was a 156% increase. As a percentage of sales for the six months ended June 30, 2010, SG&A increased by 6% to 23% of net sales as compared to 17% in the six months ended June 30, 2009. This increase was due primarily to additional costs brought on by increased expenses in the areas of advertising of $11,122,458, salaries of $542,314, professional fees of $762,785, travel expenses of $542,154 and freight expense of $626,078, as we entered into more geographic markets and conducted several nation-wide joint programs with China Central Television Station (CCTV).

Research and Development

Additionally, we incurred $2,338,896 of research and development fees in the six months ended June 30, 2010 as compared to $1,413,017 in the six months ended June 30, 2009.  Because we expanded our marketing places for new provinces in 2010, the R&D department set up the test fields in related provinces. This increase in expenses is mainly the result of more test field area in the first two quarters of 2010 compared to the same period in 2009.

Loss/gain on change in fair value of warrants

The warrants issued in April Offering and September Offering are accounted for as derivative liabilities and measured at fair value at each reporting date. The decrease in fair value during the six months ended June 30, 2010 resulted in a gain of $169,470.  The fluctuation in fair value of the warrants was primarily due to the decrease in our stock price from $8.13 per share at December 31, 2009 to $6.89 at June 30, 2010. The change in fair value of the warrants for the six months ended June 30, 2009 resulted in a loss of $5,068,947.

Income Tax

The Company did not carry on any business and did not maintain any branch office in the United States during the six months ended June 30, 2010 and 2009. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. According to an approval from the Inner Mongolia Autonomous Region National Tax Authority issued on December 11, 2009, Yongye Nongfeng, being a foreign investment enterprise located in the Western Region of the PRC, is entitled to a preferential income tax rate of 15% for the years ended December 31, 2009 and 2010.

The Company’s effective income tax rate was 15.85% and 33.48% for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, the Company’s income tax expense was $5,683,322 and income tax payable as of June 30, 2010 was $8,732,681 as compared to income tax expense of $4,747,223 for the six months ended June 30, 2009, and income tax payable of $4,771,415 as of June 30, 2009.

Net income

Net income increased by $20,732,944, from $9,433,213 to $30,166,157 over the six months ended June 30, 2010 & 2009, which was a 220% increase. Also, this represented an increase in net profit margin from 16% to 26% in the related period of 2010 and 2009.  This increase is primarily due to the fact that the gain from the decrease in the fair value of warrants amounted to $169,470 in the six months ended June 30, 2010, but in the same period of 2009 there was a loss from the change in fair value of warrants of $5,068,947.

Liquidity and Capital Resources

The Company has historically financed its operations and capital expenditures principally through issuance of common shares and bank loans. As is customary in the industry, we provide credit terms to most of our distributors which typically exceed the terms that we receive from our suppliers. Currently, we typically provide 6-month terms to our key provincial level customers and ask for all others to make cash payments up front or upon delivery. Therefore, the Company’s liquidity needs have generally consisted of working capital necessary to finance receivables and raw material and finished goods inventory. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated future cash needs for the coming growing season. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Therefore, there can be no assurance that such additional investment will be available to us, or if available, that it will be available on terms acceptable to us.
In summary, our cash flows were:

Net cash used in operating activities in the six months ended June 30, 2010 increased by $3,482,088 to $9,189,985 from $5,707,897 for the period ended June 30, 2009. The change was mainly due to higher demand of working capital, resulting from the expansion our business.

Net cash used in investing activities increased by $21,571,304, or 1027%, to $23,671,570 in the six months ended June 30, 2010, compared to $2,100,266 the same period in 2009. The increase was due to deposits of $19,309,188 paid for the acquisition of the right to develop certain lignite coal resources in the Wuchuan area. The consideration of the right to develop is $35 million.

Net cash provided by financing activities decreased by $2,833,094, or 35%, to $5,374,047 in the six months ended June 30, 2010, compared to $8,207,141 the same period in 2009. This was due to the increase in repayment of loans and payables of $3,189,759 during the six months ended June 30, 2010.

Net current assets at June 30, 2010 increased by $12,176,347 to $119,928,662 from $107,752,315, or 11%, over December 31, 2009.

Summary consolidated balance sheet data:

	Yongye	Yongye
	International, Inc.	International, Inc.
	June 30, 2010	December 31, 2009	Changes in %
Cash	$38,165,514	65,518,181	-42%
Accounts receivable, net of allowance for doubtful accounts	$54,318,725	6,161,796	782%
Property, plant and equipment, net	$11,194,461	9,156,915	22%
Total assets	$197,988,676	145,805,688	36%
Short-term bank loan	$-	2,925,174	-100%
Long-term loans and payables - current portion	$462,224	331,693	39%
Income tax payable	$8,732,681	4,082,424	114%
Accrued expenses	$10,876,590	479,609	2168%
Total current liabilities	$24,994,637	12,669,539	97%
Long-term loans and payables	$541,713	545,327	-1%
Total equity attributable to Yongye International, Inc.	$164,191,973	125,913,424	30%
Total equity	$172,452,326	132,590,822	30%

Total current liabilities increased by $12,325,098 to $24,994,637 at June 30, 2010 from $12,669,539 at December 31, 2009, which was largely due to an increase in accrued expenses of $10,396,981 and income taxes payable of $4,650,257, primarily due to the significant growth of business, and increase in our net income before income tax. We repaid the short-term bank loan during the six months ended June 30, 2010, which decreased current liabilities by $2,925,174.

Total equity increased by $39,861,504 to $172,452,326 at the end of June 30, 2010, compared to $132,590,822 at December 31, 2009. The increase in our total equity was primarily due to increase in paid in capital of $469,491, which was mainly from the warrants exercised during the six months ended June 30, 2010, collection of subscription receivable of $8,550,000 that was received during the six months ended June 30, 2010, and increase in retained earnings of $28,616,994 due to the net income attributable to Yongye International, Inc. during the period.

Days sales outstanding is defined as average accounts receivable for the period divided by net sales for the period and decreased by 10 days to 32 days for the three months ended June 30, 2010 from 42 days in the same period ended 2009, as result of increased efforts in cash collection.

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

Off-balance sheet arrangements

We do not have any significant off-balance sheet arrangements and accordingly, no such arrangements are likely to have a current or future effect on our financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations and that such information is accumulated and communicated to our management, including its Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Principal Executive Officer and Principal Financial and Accounting Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures were effective.

Although the management of our Company, including the Principal Executive Officer and the Principal Financial and Accounting Officer, believes that our disclosure controls and internal controls currently provide reasonable assurance that our desired control objectives have been met, management does not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Yongye International, Inc.

	By:	/s/ Zishen Wu
Name: Zishen Wu
August 11, 2010		Title: Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Officer (Principal Financial and Accounting Officer)