Form 10-Q
period 2010-09-30
Yongye International, Inc.
filed 2010-11-15
CIK 1398551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________.

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
Yes ☐    No ☒

As of November 15, 2010, there were 49,370,711 shares of common stock, par value $.001 per share, issued and outstanding.

ii

PART I.

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2010	December 31, 2009
Current assets
Cash		$24,967,963	$65,518,181
Restricted cash		40,000	-
Accounts receivable, net of allowance for doubtful accounts	3	75,643,791	6,161,796
Inventories	4	39,932,889	42,033,261
Prepayments	5	9,453,220	6,211,896
Prepaid expenses		843,515	112,879
Other receivables		232,627	383,841
Total Current Assets		151,114,005	120,421,854

Property, plant and equipment, net	6	16,977,565	9,156,915
Intangible assets, net	7	23,980,305	85,058
Land use right, net	8	4,186,126	4,166,987
Prepayment for mining project	9	29,381,466	-
Other assets	10	7,553,159	2,029,012
Goodwill		10,152,408	9,945,862
Total Assets		$243,345,034	$145,805,688
Current liabilities
Short-term bank loan	11	$-	$2,925,174
Long-term loans and payables - current portion	12	462,178	331,693
Accounts payable - related party	18	-	880,026
Accounts payable - third parties		725,074	344,774
Income tax payable	15	7,875,660	4,082,424
Advance from customers		1,446,210	29,157
Accrued expenses		10,947,119	479,609
Due to a related party	18	-	1,663,191
Other payables	7	5,113,861	553,286
Derivative liabilities – fair value of warrants	13	837,663	1,380,205
Total Current Liabilities		27,407,765	12,669,539

Long-term loans and payables	12	443,808	545,327
Total Liabilities		27,851,573	13,214,866

Equity
Common stock: par value $.001; 75,000,000 shares authorized; 48,187,044 shares issued and outstanding at September 30, 2010 and 44,532,241 shares issued and outstanding at December 31, 2009	13	48,187	44,532
Additional paid-in capital	13	140,289,199	118,583,308
Subscription receivable	13	-	(8,550,000)
Retained earnings		61,701,706	15,506,445
Accumulated other comprehensive income		4,083,848	329,139
Total equity attributable to Yongye International, Inc.		206,122,940	125,913,424
Noncontrolling interest		9,370,521	6,677,398
Total Equity		215,493,461	132,590,822

Total Liabilities and Equity		$243,345,034	$145,805,688

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

		For the Three Months Ended		For the Nine Months Ended
	Note	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Sales		$71,752,069	$29,279,473	$186,101,173	$87,986,792

Cost of sales		29,639,662	13,435,326	80,095,965	41,274,810

Gross profit		42,112,407	15,844,147	106,005,208	46,711,982

Selling expenses		15,574,981	2,644,715	38,206,314	11,715,707

Research and development expenses		2,170,951	69,871	4,509,847	1,482,888

General and administrative expenses		3,530,638	1,365,075	6,996,584	2,495,797

Income from operations		20,835,837	11,764,486	56,292,463	31,017,590

Other income/(expenses)
Interest expense, net		(6,612)	(9,080)	(21,341)	(25,538)
Government subsidy		1,427,259	185,039	1,751,732	237,366
Other income/(expenses), net		2,067	(10,446)	(84,294)	(50,036)
Change in fair value of derivative liabilities	13	(12,077)	(15,836,189)	157,393	(20,905,136)

Total other income/ (expenses), net		1,410,637	(15,670,676)	1,803,490	(20,743,344)

Earnings /(losses) before income tax expense		22,246,474	(3,906,190)	58,095,953	10,274,246

Income tax expense	15	3,705,985	3,089,047	9,389,307	7,836,270

Net income/(loss)		18,540,489	(6,995,237)	48,706,646	2,437,976

Less: Net income attributable to the noncontrolling interest		962,222	46,028	2,511,385	128,284

Net income/(loss) attributable to Yongye International, Inc.		$17,578,267	$(7,041,265)	$46,195,261	$2,309,692

Earnings per share:
Basic	19	$0.37	$(0.22)	$1.02	$0.08
Diluted	19	$0.37	$(0.22)	$1.01	$0.08

Weighted average shares used in computation:
Basic	19	47,130,522	32,730,054	45,423,109	29,926,052
Diluted	19	47,248,570	32,730,054	45,541,985	29,926,052

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

		Common Stock
	Note	Shares of Common Stock	Common Stock Amount	Additional Paid-in Capital	Subscription Receivable	Retained Earnings	Accumulated Other Comprehensive Income	Equity attributable to Yongye International, Inc.	Noncontrolling Interest	Total Equity

Balance as of January 1, 2010		44,532,241	44,532	118,583,308	(8,550,000)	15,506,445	329,139	125,913,424	6,677,398	132,590,822
Net income		-	-	-	-	46,195,261	-	46,195,261	2,511,385	48,706,646
Foreign currency exchange translation adjustment, net of nil income taxes		-	-	-	-	-	3,754,709	3,754,709	181,738	3,936,447
Comprehensive income								49,949,970	2,693,123	52,643,093
Subscription received		-	-	-	8,550,000	-	-	8,550,000	-	8,550,000
Stock issued to acquire assets July 1, 2010	13	3,600,000	3,600	21,236,400	-	-	-	21,240,000	-	21,240,000
Warrants exercised	13	54,803	55	469,491	-	-	-	469,546	-	469,546
Balance as of September 30, 2010		48,187,044	48,187	140,289,199	-	61,701,706	4,083,848	206,122,940	9,370,521	215,493,461

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$48,706,646	$2,437,976
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,249,302	385,337
Reversal of bad debt provision	-	(305,338)
Change in fair value of derivative liabilities	(157,393)	20,905,136
Changes in operating assets and liabilities:
Accounts receivable-related party	-	23
Accounts receivable-third parties	(68,136,061)	(40,270,694)
Inventories	2,932,733	(10,190,333)
Prepayments	(3,102,063)	(116,740)
Prepaid expenses	(719,328)	65,754
Other receivables	156,678	366,797
Other assets	(5,954,038)	-
Accounts payable-related party	(880,505)	5,569,674
Accounts payable-third parties	352,970	6,625,498
Income tax payable	3,626,988	7,065,369
Advance from customers	1,391,839	(1,733,928)
Accrued expenses	10,250,425	2,223,070
Other payables	(59,319)	130,644
Net Cash Used in Operating Activities	(9,341,126)	(6,841,755)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(40,000)	-
Prepayment for mining project	(28,866,259)	-
Proceeds from sale of property, plant and equipment	92,629	-
Purchase of property, plant and equipment	(6,464,728)	(2,655,816)
Purchase of property, plant and equipment-related party	(1,663,769)	-
Net Cash Used in Investing Activities	(36,942,127)	(2,655,816)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	-	276,331
Repayment of long-term loans and payables	(447,800)	(121,877)
Repayment of short-term loans	(2,925,675)	-
Proceeds from common stock issued	8,550,000	9,222,157
Proceeds from warrants exercised	84,397	-
Payment for common stock issuance costs	-	(836,456)
Net Cash Provided by Financing Activities	5,260,922	8,540,155

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	472,113	(11,653)
NET DECREASE IN CASH	(40,550,218)	(969,069)
Cash and cash equivalent at beginning of period	65,518,181	4,477,477
Cash and cash equivalent at end of period	$24,967,963	$3,508,408

Supplemental cash flow information:
Cash paid for income taxes	$5,765,758	$770,652
Cash paid for interest expense	$70,960	$33,236

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

Yongye International, Inc. (the “Company”, formerly known as “Golden Tan, Inc.” or “Yongye Biotechnology International, Inc.”) was incorporated in the State of Nevada on December 12, 2006. On April 17, 2008, the Company and the Company’s principal shareholder entered into a share exchange agreement (the “Exchange Agreement”) with Fullmax Pacific Limited (“Fullmax”), a privately held investment holding company organized on May 23, 2007 under the laws of the British Virgin Islands and all the shareholders of Fullmax (the “Fullmax Shareholders”). Pursuant to the terms of the Exchange Agreement, the Fullmax Shareholders transferred all of their shares to the Company in exchange for 11,444,755 shares of the Company’s common shares (the “Share Exchange”). As a result of the Share Exchange, Fullmax became a wholly-owned subsidiary of the Company and the Fullmax Shareholders received approximately 84.7% of the Company’s issued and outstanding common shares. Immediately prior to the date of the Share Exchange, the Company was a publicly listed shell entity with no operations and a nominal amount of cash and, Fullmax, through its wholly-owned subsidiary, Asia Standard Oil Limited (“ASO”) and indirect subsidiary, Yongye Nongfeng Biotechnology (“Yongye Nongfeng”), was engaged in the sale of fulvic acid based liquid and powder nutrient compounds. The Share Exchange was accounted for as a reverse recapitalization, equivalent to the issuance of stock by Fullmax for the net monetary assets of the Company accompanied by a recapitalization.

In November 2007, ASO entered into a Sino-Foreign cooperative joint venture contract with Inner Mongolia Yongye Biotechnology Co., Ltd. (“Inner Mongolia Yongye”) to form Yongye Nongfeng, pursuant to which, Inner Mongolia Yongye and ASO were to own 10% and 90% of the equity interests in Yongye Nongfeng, respectively. Inner Mongolia Yongye was formed on September 16, 2003 in the People’s Republic of China (the “PRC”). Mr. Zishen Wu, Chief Executive Officer, President and Chairman of the Company, owns a controlling equity interest in Inner Mongolia Yongye.

In connection with the September Offering (See Note 13), the Company entered into agreements to acquire the productive assets of Shengmingsu manufacturing business from Inner Mongolia Yongye (the “Acquisition”). In October 2009, the Company completed the Acquisition. The reason for the Acquisition was to expand the Company’s manufacturing business.

On July 20, 2010, Yongye Nongfeng set up a wholly-owned subsidiary, Inner Mongolia Yongye Fumin Biotechnology Co., Ltd. (“Yongye Fumin”), with an initial investment cost of $2,946,376 (equivalent to RMB 20 million). Yongye Fumin is to be engaged in the manufacturing and sale of fulvic acid based liquid and powder nutrient compounds. As of September 30, 2010, the production plant of Yongye Fumin was in final stage of construction and has not started official operation.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2010, and the results of operations for the three and nine months ended September 30, 2009 and 2010, and cash flows for the nine months ended September 30, 2009 and 2010, have been made.

The Company's business is subject to seasonal variations; thus, the results of operations for the three and nine months ended September 30, 2010 is not necessarily indicative of the results for the full fiscal year ending December 31, 2010. Generally, the second and third quarters are peak sales periods, and first and fourth quarters are low sales periods for the Company.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009

Accounts receivable	$75,643,791	$6,161,796
Less: allowance for doubtful accounts	-	-
Total	$75,643,791	$6,161,796

An allowance for doubtful accounts of $0 and $305,338 was reversed for the three and nine months ended September 30, 2009, respectively. No provision for allowance for doubtful accounts was recorded during the three and nine months ended September 30, 2010 as management believes no accounts are uncollectible as of September 30, 2010.

NOTE 4 – INVENTORIES

Inventories at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009

Finished goods	$36,989,474	$31,734,252
Work in progress	2,486,869	6,024,323
Raw materials	355,533	3,771,366
Consumables and packing supplies	101,013	503,320
Total	$39,932,889	$42,033,261

NOTE 5 – PREPAYMENTS

In order to secure inventory supplies of raw materials, the Company makes prepayments to certain suppliers. As of September 30, 2010 and December 31, 2009, the prepayments to suppliers amounted to $9,317,065 and $6,070,458, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009

Buildings	$10,117,355	$5,644,213
Machinery and equipment	1,743,488	1,535,189
Office equipment and furniture	429,535	356,560
Vehicles	2,082,890	2,037,130
Software	18,900	17,199
Leasehold improvements	223,944	219,388
Construction-in-process	3,562,951	-
	18,179,063	9,809,679

Less: Accumulated depreciation	1,201,498	652,764

Total	$16,977,565	$9,156,915

Depreciation expense for the three months ended September 30, 2010 and 2009 was $189,548 and $137,875, respectively. Depreciation expense for the nine months ended September 30, 2010 and 2009 was $539,793 and $377,369, respectively.

As of September 30, 2010, vehicles with a carrying amount of $1,050,619 were pledged as security for the long-term loans of $372,418 (See Note 12).

As of December 31, 2009, vehicles with a carrying amount of $1,122,845 were pledged as security for the long-term loans of $532,425 (See Note 12). As of December 31, 2009, an apartment with a carrying value of $102,551 was pledged as security for a long-term loan of $71,618 (See Note 12).

As of December 31, 2009, buildings with an original carrying amount of $2,718,269 were pledged as security for the short-term bank loan of $2,925,174 (See Note 11).  The short-term bank loan was repaid in February 2010.

NOTE 7 – INTANGIBLE ASSETS, NET

Intangible assets at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009

Patent	$108,531	$106,323
Customer List	24,584,523	-
	24,693,054	106,323
Less: Accumulated amortization	712,749	21,265
Total	$23,980,305	$85,058

Amortization expense for the three months ended September 30, 2010 and 2009 was $677,302 and $2,657, respectively. Amortization expense for the nine months ended September 30, 2010 and 2009 was $682,630 and $7,968, respectively. The estimated annual amortization expense for intangible assets in each of the next five years is $2,709,208.

On July 1, 2010, Yongye Nongfeng entered into an agreement with its provincial level distributor in Hebei Province, the PRC (“Seller”) to purchase the customer list from Seller (“Customer List”). The acquisition of the Customer List will allow Yongye Nongfeng to sell its products to sub-provincial level distributors in Hebei Province directly. The consideration of the Customer List was 3,600,000 shares of common stock of the Company which was issued in July 2010 and $3 million cash (payable on or before March 1, 2011). The Customer List is amortized over its estimated useful life for 9 years with nil residual value. A straight-line amortization method is used, as management believes that the pattern of economic benefits of the Customer List cannot be reliably determined.

NOTE 8 – LAND USE RIGHT, NET

As of September 30, 2010 and December 31, 2009, land use right represented:

	September 30, 2010	December 31, 2009

Land use right	$4,275,989	$4,188,995
Less: Accumulated amortization	89,863	22,008
Total	$4,186,126	$4,166,987

As of December 31, 2009, the land use right was pledged as security for the short-term bank loan of $2,925,174 (See Note 11).  The loan was repaid in February 2010.

NOTE 9 - PREPAYMENT FOR MINING PROJECT

On March 1, 2010, Yongye Nongfeng entered into an agreement with Wuchuan Shuntong Humic Acid Company Ltd (“Wuchuan Shuntong”) to acquire from Wuchuan Shuntong the right to develop certain lignite coal resources in Wuchuan area for a cash consideration of approximately $35 million. As of September 30, 2010, Yongye Nongfeng has made prepayment of $29,381,466 to Wuchuan Shuntong. As of September 30, 2010, the legal procedures for the transfer of the right to develop have not yet been completed.

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

The interest expense for the three and nine months ended September 30, 2010 was $0 and $14,737, respectively.

NOTE 12 – LONG-TERM LOANS AND PAYABLES

As of September 30, 2010 and December 31, 2009, the long-term loans and payables consisted of the following:

	September 30, 2010	December 31, 2009

Vehicle-employees	$372,418	$532,425
Mortgage loan	-	71,618
Vehicle-distributors	533,568	272,977
Total	$905,986	$877,020

As of September 30, 2010, vehicle-employees loans of $372,418 were secured by twenty-five vehicles with initial carrying amount of $1,231,501. The vehicle loans are payable in monthly installments over three to five years. Interest rates on the loans range from 5.4% to 14.54% annually, and are subject to the change of the base interest rate prescribed by People’s Bank of China. The vehicle loans were obtained by individual employees of the Company after the Company made the initial down payment of the purchase price of the vehicles. The Company and the individual employees entered into trust agreements that stipulate that (i) the vehicles are legally registered under the individuals’ name, (ii) the Company has the rights of official use, (iii) the Company has the rights to the legal title of the vehicles at the time of termination of the employment relationship with the individual, (iv) the Company assumes the risk of loss, damage, penalty and other obligations related to the operation and ownership of the vehicle, including repairs and maintenance, (v) the individuals have no right to sell, lease, lend or pledge the vehicles to any other person or entity, and (vi) the Company is required to repay the loans in full. Consequently, the Company has recognized the cost of the vehicles as assets and the loans as liabilities in its consolidated balance sheet.

Vehicle loans-distributors represent loans that were initially obtained by the distributors from banks and financial institutions. The Company and the distributors entered into agreements, pursuant to which the Company would assume the full repayment of the loans on behalf of these distributors in exchange for the distributors agreeing to comply with certain sales conditions (See Note 10). The loans have two or three years terms and are payable in monthly installments. Interest rates on the loans range from 5.40% to 13.20% annually, subject to the change of the base interest rate prescribed by People’s Bank of China.

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

The Company also granted the Underwriters an option to purchase up to an additional 1,200,000 shares to cover over-allotments, if any, at the same price as the Firm Stock. On December 31, 2009 the Underwriters agreed to purchase the over-allotment for gross proceeds of $9,000,000, which after net of commissions and underwriting discounts of $450,000, were received on January 4, 2010.

In connection with the acquisition of Customer List (See note 7), the Company issued 3,600,000 shares of common stock of the Company in July 2010 to the Seller as part of the consideration.

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

During the three and nine months ended September 30, 2010, nil and 54,803 “April Warrants” and “September Warrants” were exercised by April Investors and September Investors. In connection with the exercise, the Company issued 54,803 shares of common stock and received $84,397 from warrant holders.

According to the terms of these warrants, the Company could be required to pay cash to the warrant holders under certain events that are not within the control of the Company.  Specifically, upon the occurrence of certain “fundamental transactions” as defined, the warrant holders (but not the shareholders of the Company’s common stock) are entitled to receive cash equal to the value of the warrants to be determined based on an option pricing model and certain specified assumptions set forth in the warrant agreement.  In addition, the terms of the warrants include a “down-round” provision under which the exercise price could be affected by future equity offerings undertaken by the Company.  If the Company issues any common stock or common stock equivalents, as defined, at any time the warrants are outstanding, at an effective price less than the then warrant exercise price, the exercise price of warrants will be reduced to the effective price of newly issued common stock or common stock equivalents.  In the “May Offering”, the Company issued new common stock at a price of $1.54 per share and accordingly, the exercise price of the April Warrants and the September Warrants was reduced to $1.54 per share. As of September 30, 2010, there were 148,172 warrants outstanding, of which 48,714 and 99,458 warrants will expire if unexercised by April 2013 and September 2013, respectively.

The potential cash payments and the down-round provision preclude the classification of these warrants as equity. Accordingly, the warrants are accounted for as a liability and adjusted to fair value through earnings at each reporting date. The loss resulting from the increase in fair value of warrants was $12,077 for the three months ended September 30, 2010. The gain resulting from the decrease in fair value of warrants was $157,393 for the nine months ended September 30, 2010. The loss resulting from the increase in fair value of warrants was $15,836,189 and $20,905,136 for the three and nine months ended September 30, 2009, respectively.

The estimated fair values of the warrants issued to April Investors and September Investors were determined at September 30, 2010 and December 31, 2009 using Binominal Option Pricing Model with Level 2 inputs. The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
September, 2010	Total	Level 1	Level 2	Level 3

Liabilities at fair value:
Derivative liabilities—warrants	$837,663	-	$837,663	-

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2009	Total	Level 1	Level 2	Level 3

Liabilities at fair value:
Derivative liabilities—warrants	$1,380,205	-	$1,380,205	-

The fair values of the warrants are summarized as follows:

	April Warrants	September Warrants
Fair value of Warrant per share (US$) at:
Date of issuance	$1.07	$2.08
December 31, 2009	$6.78	$6.81
September 30, 2010	$5.64	$5.66

The fair values of the warrants outstanding as of September 30, 2010 and December 31, 2009 were determined based on the Binominal option pricing model, using the following key assumptions:

	September 30, 2010		December 31, 2009
	April Warrants	September Warrants	April Warrants	September Warrants

Expected volatility	57.3%	57.0%	61.0%	60.0%

Expected dividends yield	0%	0%	0%	0%

Time to maturity	2.6 years	3.0 years	3.3 years	3.7 years

Risk-free interest rate per annum	1.764%	1.764%	2.218%	2.218%

Fair value of underlying common shares (per share)	$7.06	$7.06	$8.13	$8.13

Escrow shares

In connection with the September Offering, the Company entered into an escrow agreement with Roth, the escrow agent and Full Alliance (the “September Escrow Agreement”), pursuant to which 4,000,000 shares of the Company issued to Full Alliance in the Share Exchange (the “September Escrow Shares”) were delivered to the escrow agent. Of the September Escrow Shares, 2,000,000 shares (the “Make Good Escrow Shares”) were held and to be released back to Full Alliance upon the Company’s achievement of both 2008 and 2009 financial targets, as defined in the September Escrow Agreement. The remaining 2,000,000 escrow shares were held and to be released back to Full Alliance upon the Company obtaining the approval from Ministry of Agriculture of Inner Mongolia in relation to the transfer of fertilizer license to Yongye Nongfeng from Inner Mongolia Yongye and the completion of Yongye Nongfeng’s restructuring (the “Restructuring Make Good Shares”). In June 2010, both Make Good Escrow Shares and Restructuring Make Good Shares were released to Full Alliance.

NOTE 14 – STATUTORY RESERVE

Yongye Nongfeng is required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principal in the PRC to a statutory surplus reserve until the reserve balance reaches 50% of its registered capital. For the nine months ended September 30, 2010 and 2009, Yongye Nongfeng made appropriations to this statutory reserve of $5,051,225 and $2,328,546, respectively. The accumulated balance of the statutory reserve of Yongye Nongfeng as of September 30, 2010 and December 31, 2009 was $9,116,795 and $4,065,570, respectively.

In accordance with the PRC laws and regulations, Yongye Nongfeng is restricted in its ability to transfer a portion of its net assets to the Company in the form of dividends, which amounted to $8,660,955, representing the amount of accumulated balance of statutory reserve of Yongye Nongfeng attributable to the Company, as of September 30, 2010.

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

The Company’s effective income tax rate was 16.66% and 16.16% for the three months and nine months ended September 30, 2010, respectively. The difference between effective tax rate and statutory tax rate primarily represented the tax effects on non-taxable income and non-deductible expenses.

The Company had deferred tax assets of approximately $389,318 as of September 30, 2010 that consisted of tax loss carryforwards. The Company had no other temporary differences as of September 30, 2010. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those tax loss carryforwards are available. The Company considers projected future taxable income and tax planning strategies in making its assessment. At present, the Company does not have a sufficient operation in the United States to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established for the full value of the deferred tax asset as of September 30, 2010.

NOTE 16 – FAIR VALUE MEASUREMENTS

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	amount	Fair value	amount	Fair value
Financial assets:
Cash	$24,967,963	$24,967,963	$65,518,181	$65,518,181
Restricted cash	40,000	40,000	-	-
Accounts receivable	75,643,791	75,643,791	6,161,796	6,161,796
Other receivables	$232,627	$232,627	$383,841	$383,841

Financial liabilities:
Short-term bank loan	$-	$-	$2,925,174	$2,925,174
Long-term loans and payables - current portion	462,178	462,178	331,693	331,693
Accounts payable - related party	-	-	880,026	880,026
Accounts payable - third parties	725,074	725,074	344,774	344,774
Accrued expenses	10,947,119	10,947,119	479,609	479,609
Due to a related party	-	-	1,663,191	1,663,191
Other payables	5,113,861	5,113,861	553,286	553,286
Derivative liabilities	837,663	837,663	1,380,205	1,380,205
Long-term loans and payables	$443,808	$443,808	$545,327	$545,327

The fair values of the financial instruments shown in the above table as of September 30, 2010 and December 31, 2009 represent the estimated amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

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

NOTE 17 – LEASE COMMITMENTS

The Company entered into an operating lease for an office space in Beijing, PRC for the period from January 1, 2008 to December 31, 2010. The lease expense for the Beijing office was $58,428 and $57,909 for the three months ended September 30, 2010 and 2009, respectively. The lease expense for the Beijing office was $174,354 and $165,448 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, future minimum lease payments under this non-cancellable operating lease agreement for the next twelve months are $59,145.

NOTE 18 – RELATED PARTY TRANSACTIONS AND BALANCES

For the three and nine months ended September 30, 2009, Yongye Nongfeng, purchased inventories from Inner Mongolia Yongye amounting to $0 and $37,923,422, respectively. In January 2008, upon receiving governmental approval of its establishment, Yongye Nongfeng entered into an agreement (the “Agreement”) with Inner Mongolia Yongye, pursuant to which Yongye Nongfeng agreed to purchase finished products from Inner Mongolia Yongye at a fixed price of RMB 350 per case for fulvic acid based plant products and RMB 120 per case for fulvic acid based animal products.  The term of the Agreement was for the period from January 15, 2008 to January 14, 2013. Pursuant to the Agreement, the Company could terminate the Agreement by giving one month notice to Inner Mongolia Yongye. Upon Yongye Nongfeng obtaining its own fertilizer license, the Agreement was terminated in July 2009.

As of December 31, 2009, accounts payable to related party was $880,026, and represented the payable for the purchase of inventories from Inner Mongolia Yongye. The accounts payable was repaid in the nine months ended September 30, 2010.

As of December 31, 2009, the amount due to a related party was $1,663,191, which mainly represented the payable for the Acquisition from Inner Mongolia Yongye. The amount due to a related party was repaid in the nine months ended September 30, 2010.

During the nine months ended September 30, 2010, the Company sold three vehicles with net book value of $135,191 and an apartment with net book value of $102,263 to Inner Mongolia Yongye. In addition, the long-term loans of $144,513 that were secured by these assets were assumed by Inner Mongolia Yongye. Upon disposal, no gain or loss was recorded and the Company received cash of $92,941.

Yongye Nongfeng and Inner Mongolia Yongye entered a series of lease arrangements to lease land, buildings and equipment to and from each other as follows:
●	On June 1, 2008, a land lease agreement was entered into in which Yongye Nongfeng would lease land of 74,153 square meters from Inner Mongolia Yongye from June 1, 2008 to May 31, 2009. On June 1, 2009, upon the expiry of this agreement, Yongye Nongfeng and Inner Mongolia Yongye entered into another lease agreement in which Yongye Nongfeng would lease a land of 79,920 square meters and a production building from Inner Mongolia Yongye from June 1, 2009 to October 10, 2009.

●	On September 28, 2008, a building lease agreement and an equipment lease agreement were entered into in which Inner Mongolia Yongye would lease a building and certain equipment from Yongye Nongfeng from September 28, 2008 to September 27, 2009. The agreements were terminated on June 1, 2009 upon Yongye Nongfeng obtaining the fertilizer license from Ministry of Agriculture.

●	On March 15, 2009, an equipment lease agreement was entered into in which Inner Mongolia Yongye would lease a set of production equipment from Yongye Nongfeng from March 15, 2009 to May 31, 2009. The equipment lease agreement was not renewed upon expiration.

Pursuant to these agreements, both Yongye Nongfeng and Inner Mongolia Yongye did not charge any rental to each other for the lease.  Additionally, the estimated rental income to be received and the rental expense to be paid by the Yongye Nongfeng are not material to the results of operations for the three and nine months ended September 30, 2009 and therefore have not been included.

NOTE 19 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per share for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Numerator used in basic net income per share:
Net income/(loss) attributable to Yongye International, Inc.	$17,578,267	$(7,041,265)	$46,195,261	$2,309,692
Change in fair value of derivative liabilities	12,077	-	(157,393)	-
Numerator used in diluted net income per share	17,590,344	(7,041,265)	46,037,868	2,309,692

Shares (denominator):

Weighted average ordinary shares outstanding-basic	47,130,522	32,730,054	45,423,109	29,926,052
Plus: weighted average incremental shares from assumed exercise of warrants	118,048	-	118,876	-

Weighted average ordinary shares outstanding used in computing diluted net income per ordinary share	47,248,570	32,730,054	45,541,985	29,926,052

Net income per ordinary share-basic	$0.37	$(0.22)	$1.02	$0.08
Net income per ordinary share-diluted	$0.37	$(0.22)	$1.01	$0.08

As of September 30, 2009, the Company had 3,161,051 warrants outstanding that was excluded in the computation of diluted earnings per share as their effect would have been anti-dilutive.

NOTE 20 - CONCENTRATIONS AND CREDIT RISKS

At September 30, 2010 and December 31, 2009, the Company held cash in banks of approximately $25,007,963 and $65,518,181, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institution in the PRC with acceptable credit rating.

Five major customers accounted for 55% and one major customer accounted for 21% of the Company’s revenue for the three months ended September 30, 2010. Five major customers accounted for 59% and one major customer accounted for 17% of the Company’s revenue for the nine months ended September 30, 2010. Five major customers accounted for 92% and one major customer accounted for 51% of the Company’s revenue for the three months ended September 30, 2009. Five major customers accounted for 83% and one major customer accounted for 31% of the Company’s revenue for the nine months ended September 30, 2009. The Company’s total sales to five major customers were $39,197,220 and $112,111,180 for the three and nine months ended September 30, 2010, respectively. The Company’s total sales to five major customers were $26,724,973 and $73,451,769 for the three and nine months ended September 30, 2009, respectively. All these major customers are distributors in the PRC agriculture industry.

For the three months ended September 30, 2010			For the nine months ended September 30, 2010
Largest Customers	Amount of Sales	% Total Sales	Largest Customers	Amount of Sales	% Total Sales
Customer A	$15,313,847	21%	Customer F	$32,370,197	17%
Customer B	7,214,600	10%	Customer G	28,093,886	15%
Customer C	6,888,311	10%	Customer C	19,139,975	10%
Customer D	5,060,233	7%	Customer H	17,193,243	9%
Customer E	4,720,229	7%	Customer A	15,313,847	8%
Total	$39,197,220	55%	Total	$112,111,180	59%

For the three months ended September 30, 2009			For the nine months ended September 30, 2009
Largest Customers	Amount of Sales	% Total Sales	Largest Customers	Amount of Sales	% Total Sales
Customer G	$14,840,002	51%	Customer F	$27,230,124	31%
Customer H	4,614,438	16%	Customer H	15,902,407	18%
Customer F	3,672,634	13%	Customer G	14,840,002	17%
Customer I	1,900,374	6%	Customer J	9,775,088	11%
Customer C	1,697,525	6%	Customer K	5,704,148	6%
Total	$26,724,973	92%	Total	$73,451,769	83%

Three major suppliers accounted for 86% ($26,529,521) and one major supplier accounted for 64% ($19,771,633) of the Company’s inventory purchase for the three months ended September 30, 2010. Three major suppliers accounted for 87% ($73,219,730) and one major supplier accounted for 69% ($57,856,688) of the Company’s inventory purchase for the nine months ended September 30, 2010. Inner Mongolia Yongye supplied 0% ($0) and 67% ($37,923,422) of the Company’s inventories for the third quarter of 2009 and nine months ended September 30, 2009, respectively. If these suppliers terminate their supply relationship with the Company, the Company may be unable to purchase sufficient raw material on acceptable terms, and finally the Company’s financial results may be adversely affected.

The Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC such as changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 21 – SUBSEQUENT EVENT

In October 2010, the Company granted 1,183,667 restricted shares to management and independent directors of the Company in accordance with Yongye International, Inc. 2010 Omnibus Securities and Incentive Plan, as an incentive to such individuals to promote the success of the Company’s business. Shares vest on the six month anniversary of the date of grant. Management was granted shares of 1,137,000 on October 8, 2010, and the independent directors were granted shares of 46,667 on October 15, 2010.

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

Our headquarters is in Beijing, China and additional administrative offices and our manufacturing unit are located in Hohhot, Inner Mongolia, China. Currently, we sell two lines of products, both based on our fulvic acid compound base: a plant nutrition liquid compound and animal nutrition powder which is a feed additive. Our products start with our proprietary fulvic acid base which is extracted from humic acid, and to which we add other natural substances to customize the base for use in our plant and animal product lines. Our plant products add naturally occurring macro and micro nutrients such as nitrogen, phosphorus, potassium, boron and zinc. Our animal products add natural herbs which help to reduce bacterial inflammation (mastitis) in cows. It also assists various animals digest food more completely and thus be more healthy. Based on industry research and government testing, we believe our proprietary technology for fulvic acid extraction creates some of the purest and most effective fulvic acid base on the market in China today. We believe our fulvic acid has a very light weight molecular composition, which may improve the overall permeability of cell walls, thus it allowing more complete transport of nutrients across plant membranes, and effectively strengthening the overall health of plants. We believe our patented processes for mixing our plant nutrient and animal nutrient are key differentiators in the market. We believe this will help us ensure that we have a high quality product that we can control from procurement of raw materials to final production. We believe this also ensures our products provide reliable results from season to season.

In the three months ended September 30, 2010, we sold approximately 6,352 tons of plant product, which represented 99.9% of our total revenue or $71,647,884. We also sold approximately 18 tons of our animal product, which represented 0.1% of our total revenue or $104,185.

Recent Developments

In March 2010, Yongye Nongfeng signed a preliminary agreement with a local supplier of humic acid to purchase an undeveloped lignite coal resources project in Inner Mongolia, PRC. Consummation of the acquisition requires the satisfaction of certain customary closing conditions, including receipt of governmental approval.  The preliminary agreement with Wuchuan Shuntong Humic Acid Trading Company Limited ("Shuntong") provides for the acquisition of Shuntong's development rights to a currently undeveloped lignite coal resource project located in Wuchuan County, a suburb located outside the city of Hohhot, Inner Mongolia, where the Company's major operations reside in the PRC. According to a third party valuation report, the project area is estimated to contain over 40 million cubic meters of surface level lignite coal which can supply the Company's long-term needs. According to the agreement, Nongfeng will pay Shuntong RMB240 million ($35.1 million) to acquire the development rights for this project. This acquisition will not be completed until Nongfeng makes full payment to Shuntong and receives in return the full, unencumbered title to the development rights. Nongfeng is still in the process of obtaining the related titles.

In June 2010, Yongye Nongfeng entered into an agreement to acquire the Shengmingsu distribution network from its provincial level distributor in Hebei Province which is solely comprised of a customer list, which was completed in July 2010. The Company has issued 3.6 million shares of common stock and will pay an additional $3.0 million in cash to the seller on or before March 2011, as consideration for the acquisition. The Company has commenced to trade with these customers in July 2010. The customer list is comprised of all of the sub-provincial level distributors who sell the Company's Shengmingsu plant and animal nutrient products in Hebei Province, which is Yongye's largest regional market in China, representing approximately 30% and 28.8% of the Company's revenues in 2009 and the nine months periods in 2010, respectively. Previously, in Hebei Province, Yongye sold its products to its provincial level distributor who then resold those products to lower level distributors. After the acquisition of the customer list, Yongye sold directly to those sub-provincial level distributors in Hebei Province.

On July 20, 2010, Yongye Nongfeng set up a wholly owned subsidiary, Inner Mongolia Yongye Fumin Biotechnology Co., Ltd. (“Yongye Fumin”), in a nearby economic development zone located near the coal resources project, with investment of $2,946,376 (RMB 20 million). Yongye Fumin is to be engaged in manufacturing and sale of fulvic acid based liquid and powder nutrient compounds and will have 20,000 tons of plant nutrient product and 10,000 tons animal nutrient product annual capacity. As of September 30, 2010, Yongye Fumin is in final stage of construction and has not started official operation.

In October 2010, the Company granted 1,183,667 restricted shares to management and independent directors of the Company in accordance with the Yongye International, Inc. 2010 Omnibus Securities and Incentive Plan, as an incentive to such individuals to promote the success of the Company’s business. Shares vest on the six-month anniversary of the date of grant. Management was granted shares of 1,137,000 on October 8, 2010, and the independent directors were granted shares of 46,667 on October 15, 2010.

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

RESULTS OF OPERATIONS

Summary Statement of Income Data

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Sales	$71,752,069	$29,279,473	$186,101,173	$87,986,792

Cost of sales	29,639,662	13,435,326	80,095,965	41,274,810

Gross profit	42,112,407	15,844,147	106,005,208	46,711,982

Selling expenses	15,574,981	2,644,715	38,206,314	11,715,707

Research and development expenses	2,170,951	69,871	4,509,847	1,482,888

General and administrative expenses	3,530,638	1,365,075	6,996,584	2,495,797

Income from operations	20,835,837	11,764,486	56,292,463	31,017,590

Other income/(expenses)
Interest expense, net	(6,612)	(9,080)	(21,341)	(25,538)
Government subsidy	1,427,259	185,039	1,751,732	237,366
Other income/(expenses), net	2,067	(10,446)	(84,294)	(50,036)
Change in fair value of derivative liabilities	(12,077)	(15,836,189)	157,393	(20,905,136)

Total other income/(expenses), net	1,410,637	(15,670,676)	1,803,490	(20,743,344)

Earnings /(losses) before income tax expense	22,246,474	(3,906,190)	58,095,953	10,274,246

Income tax expense	3,705,985	3,089,047	9,389,307	7,836,270

Net income/(loss)	18,540,489	(6,995,237)	48,706,646	2,437,976

Less: Net income attributable to the noncontrolling interest	962,222	46,028	2,511,385	128,284

Net income/(loss) attributable to Yongye International, Inc.	$17,578,267	$(7,041,265)	$46,195,261	$2,309,692

Earnings per share:
Basic	$0.37	$(0.22)	$1.02	$0.08
Diluted	$0.37	$(0.22)	$1.01	$0.08

Weighted average shares used in computation:
Basic	47,130,522	32,730,054	45,423,109	29,926,052
Diluted	47,248,570	32,730,054	45,541,985	29,926,052

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2009

Net Sales

Sales of $71,752,069 in the third quarter of 2010 was an increase of $42,472,596 from $29,279,473 in the same period of 2009, which was an overall increase of 145%.

This increase was driven by higher demand throughout our market area, including an increase in the number of branded stores developed by our distributors, and the growth of several new markets, which resulted in almost all of such growth being due to an increase in the quantity of product sold while our prices remained relatively stable. Additionally, after the acquisition of Hebei customer list, we are selling at a higher price directly to lower level distributors in Hebei, which is Yongye's largest regional market in China, representing approximately 30% of the our revenues in the third quarter of 2010.

Gross profit in the third quarter of 2010 increased 166%, from $15,844,147 to $42,112,407, or $26,268,260, over the three months ended September 30, 2009.

Gross margin increased between the two periods from 54% to 59%, or an overall 5% increase in margin. The increase in gross profit was mainly due to the benefits from economics of scale. Moreover, after the acquisition of Hebei customer list, our margin for the sales made in Hebei province increased to 63% from 56%, which also resulted in the increase of gross profit ratio.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2010 was $29,639,662 which is 41% of revenues. This is an increase of $16,204,336 over the previous period of $13,435,326 and represents an 121% increase overall. As a percent of revenue, this represented a decrease of 5% when compared with the corresponding period in 2009, which was 46%. The decrease in cost of goods sold as a percentage of revenue for the third quarter of 2010 was mainly due to the benefits from economics of scale, as well as the acquisition of the customer list.

Sales by Product Line

In the three months ended September 30, 2010, we sold approximately 6,352 tons of plant product, which represented 99.9% of our total revenue or $71,647,884. We also sold approximately 18 tons of our animal product. This represented 0.1% of our total revenue or $104,185. The revenue of our plant product increased to $71,647,884 from $29,276,377 or 145% in the three months ended September 30, 2010 as compared to the same period in 2009 and the revenue of our animal product increased to $104,185 from $3,096, or 3265%, in the three months ended September 30, 2010 compared to the same period in 2009.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $15,095,829 to $19,105,619 in the three months ended September 30, 2010 from $4,009,790 in the corresponding period in 2009. As a percentage of sales for the three months ended September 30, 2010, SG&A increased by 13% to 27% as compared to 14% of net sales in the three months ended September 30, 2009, due to an increase of $6,457,053 in advertising expenses mainly resulted from more promotional activities in 2010, as we entered into more geographic markets and conducted several nation-wide joint programs with China Central Television Station (CCTV). Also an increase in amortization expenses of $1,111,617 that mainly resulted from the amortization of customer list, as well as the increase in training expenses of $4,738,743 for various levels of distributors and staff education.

Research and Development

We incurred $2,170,951 of research and development expenses in the three months ended September 30, 2010 as compared to $69,871 in the three months ended September 30, 2009. While we expanded our geographic coverage to several new provinces in 2010, the Research and Development (“R&D”) expenses consist of expenses related to making investments in future new products and conducting various field tests in the Company’s new sales territories. This increase in expenses is mainly the result of more field test areas for different product to both our plant and animal products in the three months ended September 30, 2010 compared to the same period in 2009.

Loss/gain on change in fair value of warrants

The warrants issued in our private financings in 2008 and 2009 are accounted for as derivative liabilities and measured at fair value at each reporting date. The increase in fair value during the three months ended September 30, 2010 resulted in a loss of $12,077. The increase in fair value of the warrants was primarily due to the increase in our stock price from $6.89 per share at June 30, 2010 to $7.06 at September 30, 2010. The change in fair value of the warrants for the three months ended September 30, 2009 resulted in a loss of $15,836,189.

Income Tax

The Company did not carry on any business and did not maintain any branch office in the United States during the three months ended September 30, 2010 and 2009 and does not intend to repatriate any earnings from the Chinese operations. Therefore, no provision for withholding taxes for the undistributed earnings of foreign subsidiaries or U.S. federal income taxes or deferred income tax benefits has been made.

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. According to an approval from the Inner Mongolia Autonomous Region National Tax Authority issued on December 11, 2009, Yongye Nongfeng, being a foreign investment enterprise located in the Western Region of the PRC, is entitled to a preferential income tax rate of 15% for the year ended December 31, 2009 and year ended December 31, 2010. The Company’s effective income tax rate was 16.66% and 16.16% for the three months and nine months ended September 30, 2010, respectively. The difference between effective tax rate and statutory tax rate primarily represented the tax effects of certain non-taxable income and non-deductible expenses.

For the three months ended September 30, 2010, the Company’s income tax expense was $3,705,985 as compared to $3,089,047 for the three months ended September 30, 2009.

Net Income

Net income for the three months ended September 30, 2010 was $18,540,489 (representing a net profit margin of 26%) compared to a net loss of $6,995,237 in the same period ended September 30, 2009. The increase in our net profit margin is primarily due to the impact of the fair value changes of derivative warrants as well as the increase in sales in the three months ended September 30, 2010 as compared to the corresponding period in 2009.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2009

Net Sales

Sales of $186,101,173 in the nine months ended September 30, 2010 was an increase of $98,114,381 from $87,986,792 in the same period in 2009, which was an overall increase of 112% in revenue. This increase was driven by higher demand throughout our market area, including an increase in the number of branded stores developed by our distributors, and the growth of several new markets, which resulted in almost all of such growth being due to an increase in the quantity of product sold while our prices remained relatively stable. Additionally, after the acquisition of Hebei customer list, we are selling at a higher price directly to lower level distributors in Hebei, which is Yongye's largest regional market in China.

Gross Profit

Gross profit for the nine months ended September 30, 2010 also increased by 127%, which was an increase from $46,711,982 to $106,005,208, or $59,293,226, over the nine months ended September 30, 2009. Our gross margin for the nine months ended September 30, 2010 increased from 53% to 57%. The increase in gross profit ratio was mainly due to the lower production cost as compared to the purchase of finished goods from Inner Mongolia Yongye, as well as benefits from economies of scale. Moreover, after the acquisition of Hebei customer list, our margin for the sales made in Hebei province increased to 63% from 56%, which also resulted in the increase of gross profit ratio.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2010 was $80,095,965, which is 43% of total revenues. This is an increase of $38,821,155, or 94%, over the corresponding period in 2009. As a percent of revenue, this represented a decrease of 4% when compared with the corresponding period between 2010 and 2009. This decrease was due to the lower production cost as compared to the purchase of finished goods from Inner Mongolia Yongye, as well as benefits from economies of scale. Upon obtaining the fertilizer license on June 1, 2009, we started producing our nutrients ourselves. Moreover, after the acquisition of Hebei customer list, the cost of goods sold as a percentage of revenue in Hebei province decreased to 37% from 44%, which also resulted in the cost of goods sold as a percentage of revenue to decrease.

 Sales by Product Line

The revenue of our plant product increased by 113% and the revenue of our animal product increased by 30% in the nine months ended September 30, 2010 compared to the same period in 2009.

Selling, General and Administrative Expenses

SG&A expenses increased by $30,991,394 to $45,202,898 in the nine months ended September 30, 2010 from $14,211,504 in the same period in 2009, which was a 218% increase. As a percentage of sales for the nine months ended September 30, 2010, SG&A increased by 8% to 24% of net sales as compared to 16% in the nine months ended September 30, 2009. This increase was due primarily to additional costs brought on by increased expenses in the areas of advertising of $17,578,090, as we entered into more geographic markets and conducted several nation-wide joint programs with China Central Television Station (CCTV), various levels of distributor’s training and staff education expenses of $4,746,301, amortization expenses of $1,661,268, transportation fee of $1,204,965 and salary expenses of $1,081,015.

Research and Development

We incurred $4,509,847 of research and development expenses in the nine months ended September 30, 2010 as compared to $1,482,888 in the nine months ended September 30, 2009. While we expanded our geographic coverage to several new provinces in 2010, the R&D expenses consist of expenses related to making investments in future new products and conducting various field tests in the Company’s new sales territories. This increase in expenses is mainly the result of more test field areas for different product to both our plant and animal products in the first three quarters of 2010 compared to the same period in 2009.

Loss/gain on change in fair value of warrants

The warrants issued in April Offering and September Offering are accounted for as derivative liabilities and measured at fair value at each reporting date. The change in fair value during the nine months ended September 30, 2010 resulted in a gain of $157,393. The fluctuation in fair value of the warrants was primarily due to the decrease in our stock price from $8.13 per share at December 31, 2009 to $7.06 at September 30, 2010. The change in fair value of the warrants for the nine months ended September 30, 2009 resulted in a loss of $20,905,136.

Income Tax

The Company did not carry on any business and did not maintain any branch office in the United States during the nine months ended September 30, 2010 and 2009. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. According to an approval from the Inner Mongolia Autonomous Region National Tax Authority issued on December 11, 2009, Yongye Nongfeng, being a foreign investment enterprise located in the Western Region of the PRC, is entitled to a preferential income tax rate of 15% for the year ended December 31, 2009 and year ended December 31, 2010.

The Company’s effective income tax rate was 16.16% and 76.27% for the nine months ended September 30, 2010 and 2009, respectively. The difference between the effective tax rate and statutory tax rate primarily represented the tax effects of certain non-taxable income and non-deductible expenses, including the loss/gain on change in fair value of warrants. For the nine months ended September 30, 2010, the Company’s income tax expense was $9,389,307 as compared to income tax expense of $7,836,270 for the nine months ended September 30, 2009.

Net income

Net income increased by $46,268,670, from $2,437,976 to $48,706,646, over the nine months ended September 30, 2010 and 2009, which was 1898% increase. Also, this represented an increase in net profit margin from 3% to 26% in the related period of 2010 and 2009. This increase is primarily due to the fact that the gain from the decrease in the fair value of warrants amounted to $157,393 in the nine months ended September 30, 2010, while in the same period of 2009 there was a loss from the change in fair value of warrants of $20,905,136, as well as the increase in sales for the nine months ended September 30, 2010, as compared with nine months ended September 30, 2009.

Liquidity and Capital Resources

The Company has historically financed its operations and capital expenditures principally through issuance of common shares and bank loans. As is customary in the industry, we provide credit terms to most of our distributors which typically exceed the terms that we receive from our suppliers. Currently, we typically provide 6-month terms to our key provincial level customers and ask for all others to make cash payments upfront or upon delivery. Therefore, the Company’s liquidity needs have generally consisted of working capital necessary to finance receivables and raw material and finished goods inventory. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated future cash needs for the coming growing season. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Therefore, there can be no assurance that such additional investment will be available to us, or if available, that it will be available on terms acceptable to us.

In summary, our cash flows were:

Net cash used in operating activities in the nine months ended September 30, 2010 increased by $2,499,371 to $9,341,126 from $6,841,755 for the period ended September 30, 2009. The change was mainly due to higher demand of working capital to finance receivables and inventories, resulting from the expansion our business.

Net cash used in investing activities increased by $34,286,311, or 1291%, to $36,942,127 in the nine months ended September 30, 2010, compared to $2,655,816 the same period in 2009. The increase was primarily due to the prepayment of $28,866,259 for the acquisition of the right to develop certain lignite coal resources in the Wuchuan area. Total consideration of the development right is approximately $35 million.

Net cash provided by financing activities decreased by $3,279,233, or 38%, to $5,260,922 in the nine months ended September 30, 2010, compared to $8,540,155 the same period in 2009. This was due to the increase in repayment of loans and payables of $3,373,475 during the nine months ended September 30, 2010.

Net current assets at September 30, 2010 increased by $15,953,925 to $123,706,240 from $107,752,315, or 15%, over December 31, 2009.

Summary consolidated balance sheet data:

	Yongye	Yongye
	International, Inc.	International, Inc.
	September 30, 2010	December 31, 2009	Changes in %
Cash and restricted cash	$25,007,963	$65,518,181	-62%
Accounts receivable, net of allowance for doubtful accounts	75,643,791	6,161,796	1128%
Inventories	39,932,889	42,033,261	-5%
Property, plant and equipment, net	16,977,565	9,156,915	22%
Total assets	243,345,034	145,805,688	85%
Short-term bank loan	-	2,925,174	-100%
Long-term loans and payables - current portion	462,178	331,693	39%
Income tax payable	7,875,660	4,082,424	93%
Accrued expenses	10,947,119	479,609	2183%
Other payables	5,113,861	553,286	824%
Total current liabilities	27,407,765	12,669,539	116%
Long-term loans and payables	443,808	545,327	-19%
Total equity attributable to Yongye International, Inc.	206,122,940	125,913,424	64%
Total equity	215,493,461	132,590,822	63%

Total current liabilities increased by $14,738,226 to $27,407,765 at September 30, 2010 from $12,669,539 at December 31, 2009, which was largely due to an increase in accrued expenses of $10,467,510 and income taxes payable of $3,793,236, primarily due to the significant growth of our business, and increase in our net income before income tax. Moreover, other payables increased by $4,450,575 mainly due to $3 million cash consideration payable for the acquisition of Hebei customer list. We repaid the short-term bank loan during the nine months ended September 30, 2010, which decreased current liabilities by $2,925,174.

Total equity increased by $82,902,639 to $215,493,461 at the end of September 30, 2010, compared to $132,590,822 at December 31, 2009. The increase in our total equity was primarily due to increase in common stock and additional paid in capital of $21,709,546, which was mainly from the 3,600,000 shares issued for acquisition of customer list and warrants exercised during the nine months ended September 30, 2010, collection of subscription receivable of $8,550,000 that was received during the nine months ended September 30, 2010, and increase in retained earnings of $46,195,261 due to the net income attributable to Yongye International, Inc. during the period.

Days sales outstanding is defined as average accounts receivable for the period divided by net sales for the period and decreased by 44 days to 82 days for the three months ended September 30, 2010 from 126 days in the same period ended 2009, as result of increased efforts in cash collection.

Foreign Currency Translation and Transactions

The financial position and results of operations of the Company’s subsidiaries in the PRC are measured using the Renminbi as the functional currency, while the Company’s reporting currency is the US dollar. Assets and liabilities of the subsidiaries are translated at the prevailing exchange rate in effect at each period end. The income statement is translated at the average rate of exchange during the period. Translation adjustments are included in the cumulative translation adjustment account in the consolidated statements of stockholders’ equity and comprehensive income.

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

On November 15, 2010, we issued a press release regarding our financial results for the three and nine months ended September 30, 2010.  A copy of the press release is furnished as Exhibit 99.1 to this Quarterly Report on Form 10-Q in order to comply with our disclosure obligation pursuant to Item 2.02 of Form 8-K under the Securities Exchange Act of 1934, as amended.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated November 15, 2010.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yongye International, Inc.

	By:	/s/ Zishen Wu
Name: Zishen Wu
November 15, 2010		Title: Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Officer (Principal Financial and Accounting Officer)