Form 10-K
period 2010-12-31
Yongye International, Inc.
filed 2011-03-14
CIK 1398551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

+86 10 8231 8866
(Issuer’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Global Select Market

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

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
Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

The aggregate market value of the 36,929,340 shares of common equity stock held by non-affiliates of the Registrant was approximately $254,443,153 on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on the most recent date on which a trade in such stock took place prior thereto.

There were a total of 49,370,711 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of March 4, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K

2

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

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to:

•	“Yongye,” “we,” “us,” “YONG,” “the Company” or “our Company” are references to Yongye International, Inc.;

•	“Yongye Nongfeng”, “CJV” or “YNFB” are reference to Yongye Nongfeng Biotechnology Co., Ltd.;

•	“Inner Mongolia Yongye”, “YBL” or “Yongye Biotechnology, Co.” are references to Inner Mongolia Yongye Biotechnology Co., Ltd.

•	“China” and “PRC” are a reference to the People’s Republic of China;

•	“RMB” is a reference to Renminbi, the legal currency of China;

•	“U.S. dollar,” “$” and “US$” are a reference to the legal currency of the United States;

•	“SEC” is a reference to the United States Securities and Exchange Commission;

•	“Securities Act” is a reference to Securities Act of 1933, as amended; and

•	“Exchange Act” is a reference to the Securities Exchange Act of 1934, as amended.

Part I
ITEM 1 Business

Business Overview

We are engaged in the manufacture, research, development and sale of fulvic acid based liquid and powder nutrient compounds for plants and animals respectively which are used in the agriculture industry. Currently, we manufacture and sell two principal products. Our universal liquid plant product consists of our fulvic acid compound base mixed with additional nutrients that plants typically need to grow. It is applied to various types of crops by mixing with water and spraying directly on the plants, typically in conjunction with normal fertilizer and pesticide usage. Our animal product is a powder and consists of our fulvic acid base compound mixed with other nutrients and Chinese herbs. Our animal product is currently targeted at and administered to dairy cows by mixing the powder product with cows' food as its antibiotic-type properties typically help decrease inflammation and alleviate pain due to mastitis which occurs as a result of milking. Both of our current products are marketed under the name “Shengmingsu”. We have been engaged in the development of liquid plant products that are tailored for specific crops and powder animal products for cows, pigs, chickens and sheep. These products will supplement our current product offering.

We believe our proprietary process for extracting fulvic acid from humic acid, patented processes for manufacturing liquid plant nutrient product and powder animal nutrient product differentiate us in the China market and enable us to provide high quality products that deliver reliable results for the end users of our products from season to season.

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

Industry and Market Overview

China Agriculture Industry

Limited and Shrinking Arable Land

China faces great pressure on the limited usage of its land to agricultural cultivation than most nations as reported on February 24, 2011 article in China Daily. Currently, crop production in China is limited to approximately 301 million acres of arable farm land, which is approximately 14% of China's land according to a survey conducted by the National Bureau of Statistics of China in 2009, or 0.23 acres of arable farm land per person, which is approximately one-third of the global per capita average and half of the United States’ per capita amount of land devoted to agricultural production.

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

A recently released survey by the State Forestry Department showed that more than a quarter of China's land remained either degraded or lost to sand and gravel due to a combination of a naturally dry climate, centuries of over-cultivation and decades of excessive demand on water and soil from the world's biggest population and fastest growing economy. There were small signs of improvement from 2005 to 2010 with estimates showing the area of desert shrinking by an annual average of 1,717 square kilometers. This was 40% better than the results from 2000-05, the first in China's history to ever show a gain.

Pollution, especially by heavy metals, erosion and the overuse of chemical fertilizers also threatens to render currently arable land unusable or less productive for agriculture.

Source: National Bureau of Statistics of China; Ministry of Land and Resources; Reuters

Increasing Wealth is Expected to Increase Spending on Agricultural Products

As the economy grows and individual purchasing power expands in China, demand for more food products with higher quality is expected to increase. According to the Asian Development Bank, over 50% of China’s population is comprised of low income, rural farmers. The government has pledged to narrow income gaps between urban and rural residents to tackle disparities in wealth levels. With significant 10.3% economic growth in 2010, rural incomes increased the most in over a quarter century with per capita net income for rural residents increasing by 10.9% in real terms. Recently released figures from the National Bureau of Statistics of China show that China's rural residents outpaced urban dwellers in per capita income growth for the first time since 1997.

Government Support for the Agricultural Industry

At a press conference organized by the State Council and held on January 30, 2010, Mr. Chen Xiwen, a top government official in charge of agriculture indicated China’s government budgeted RMB 818.3 billion for spending on agriculture, rural areas and farmers in 2010, an increase of 14.3% from the previous year’s spending. Mr. Chen Xiwen also expressed that he expects even higher growth in government spending on agriculture, rural areas and farmers in 2011. Improvement of agriculture productivity and rural farmers’ living standards will be the focus of government investment. We believe that these government policies and investment will encourage growth in China’s agricultural industry and that we will benefit from such growth.

The 12th Five Year plan will seek to increase domestic consumption by boosting wages. The main focus of the reforms will be on the lagging wages of rural workers, whose per capita incomes are currently only 30 percent of those in urban areas. Also, reforms will target tax policies aimed at boosting rural purchasing power, measures to broaden rural land ownership, and technology-led programs to raise agricultural productivity.

China Fertilizer Industry

Fertilizers are traditionally classified as either organic fertilizers or chemical fertilizers. Organic fertilizers are naturally occurring mineral deposits or naturally occurring compounds manufactured through industrial processes.  Chemical fertilizers are also manufactured using naturally occurring deposits, but the compounds are chemically altered. While the use of chemical fertilizers is known to improve crop yields, chemical fertilizers may have long-term adverse impact on the organisms living in soil and a detrimental long-term effect on productivity of the soil. When properly applied, organic fertilizers can improve both the health and productivity of soil and plants, as they provide essential nutrients that encourage plant growth, and thereby increase agricultural yields. According to an article published in Reuters on January 14, 2010, China, the world's largest grain producer and top consumer of fertilizers in 2010 is expected to reduce its reliance on chemical fertilizers by as much as 50% because excessive use has resulted in serious pollution, according to a research report issued by School of Agricultural Economics and Rural Development, Renmin University of China and Greenpeace. The report said farmers, particularly in northern China, used 40 percent more fertilizers than crops needed, resulting in about 10 million tons of fertilizer every year being discharged into water, polluting China's rivers and lakes.

Source: National Bureau of Statistics of China

The rise of a green food industry in China is also increasing demand for organic fertilizers. According to the China Green Food Development Center, a governmental agency, China’s domestic sales of green food increased at a compound annual growth rate of 25.9% from RMB 50 billion in 2001 to RMB 316 billion in 2009, and during the same period, China’s exports of green food increased at a compound annual growth rate of 23.5%, from US$400 million to US$2.2 billion. We believe China’s domestic market for green food will continue to expand as individual purchasing power grows in China.

Source: China Green Food Development Center

China’s Dairy Market

The growth of China’s economy has lead to growth in consumer demand for dairy products and China’s government has attached great importance to the development of this industry, particularly after a food safety incident in China involving milk adulterated with melamine was widely reported in the international media during 2008.

According to The McKinsey Quarterly, the Chinese dairy market generated total revenues of approximately $18 billion in 2008, representing a compound annual growth rate of 7.8% for the period spanning 2004-2008, and was expected to grow to nearly $20 billion by the decade’s end. According to a research report published by Beijing Orient Agribusiness Consultant Ltd., in 2010, the whole milk powder and skim milk powder China imported from New Zealand is expected to exceed 0.4 million metric tons, bringing a major impact on milk powder industry and even the entire dairy industry of China, which is facing tough market conditions. A re-occurrence of a melamine incident in 2010 raised public consciousness regarding dairy quality and safety, directly impacting on the sustainable and healthy development of domestic market consumption and the industry. The Chinese government has increased efforts to regulate the industry and the industry significantly increased barriers to entry.

Source: McKinsey Quarterly; National Bureau of Statistics of China

Competitive Advantages

We believe that our competitive advantages include the following.

Unique and scalable distribution model. We sell our products in China through an effective distribution model mainly comprised of provincial distributors who purchase our products and sell them through a chain of local distributors whose terminal sales point is either a retail store or a large farm. We provide advertising support, training as well as indoor and outdoor promotional display materials for our products to retail stores. These stores agree to become Yongye branded store by prominently displaying our products along with these materials, and having the store front painted with Yongye colors. Our provincial level distributors are our main direct customers. We do not receive any payments from nor do we make any payments to the retail stores selling our products, and the stores normally sell many other agricultural products like seeds, fertilizers and pesticides etc.

As of December 31, 2010, we sold our products through 25 provincial and sub-provincial distributors. There are 24,036 independently owned and Yongye-branded stores in almost all provinces of People’s Republic of China.

We believe our unique distribution model has the following benefits:

•	We leverage our distributors local knowledge and resources to enable quicker entry into new markets, more efficient qualification of branded stores and better communication with farmers.

•
We have a highly scalable and replicable distribution model that can be replicated in new markets. We are thus uniquely situated amongst our competitors to take advantage of China’s growing market for agriculture nutrients. The significant expansion of our distribution network since 2008 has paralleled our robust growth in sales during the same period.

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

Name brand recognition supported by integrated marketing campaign. Both of our current products are marketed under the name “Shengmingsu” and we believe our integrated marketing campaign has led to widespread recognition of our brand name by farmers in the areas serviced by our distribution network.

Our strategy is to build the Yongye brand by getting closer to farmers through both media channels as well as indoor and outdoor displays. We work with our distributors to coordinate advertisements on local television channels and in local newspapers, and from 2009, we began running promotional campaign on CCTV-7, which is the national agriculture channel in China. Our branded stores are decorated with Yongye color and banners, and prominently display our products alongside promotional display materials that we provide. Working together with our distributors, we create posters with village-specific case studies that demonstrate a farmer’s incremental revenue, original investment and harvesting time saved from using our products. We believe these case studies have been a highly effective manner of marketing as they translate our product efficacy directly into dollar terms and are communicated through stories which are highly relevant to farmers.

In addition, we support our distributors and farmers by providing product training courses, conferences and seminars, product demonstrations, and educational pamphlets, magazines and infomercials.

Proprietary extraction processes for high-quality fulvic acid based nutrients backed by strong research and development platform.We have developed a proprietary extraction process for deriving fulvic acid from humic acid, which produces a high-quality fulvic acid compound. As mentioned earlier, the IMARSTB has concluded that our extraction process is more efficient and produces purer fulvic acid as compared to traditional extraction methods.  Based on both internal and industry studies, we believe our proprietary fulvic acid extraction process is unique in the industry in that it allows us to create products that are more effective than other fulvic acid mixtures on the market. Both of our plant nutrient and animal nutrient products are protected by invention patent in China. They also won the top award for consecutive years at China Yanglin Agricultural Hi-Tech Fair, one of the most prestigious agriculture trade fairs in China.

In addition to our internal research and development team with extensive experience in the agricultural research fields, we have established project partnerships with certain prestigious national and local agricultural universities and research institutes including Chinese Academy of Agricultural Sciences, Beijing University of Agriculture, Inner Mongolia Agricultural University, and Inner Mongolia Academy of Agricultural Sciences.

Compelling value proposition of return on investment for farmers. Our patented plant product and animal product mixture processes are the result of large scale experimentation to produce specific formula. Our internal experimentation with our products demonstrates increased production yields, shorter harvest times, extended life cycles, and enhanced crop taste, nutrition and appearance. As mentioned earlier, the IMARSTB concluded that it believes our product can increase overall yields of staple crops, such as wheat and rice, and vegetables by 10 – 20% and 15 – 30%, respectively, while improving product quality.

Strength and experience of management team. We believe that our management team collectively has a great deal of experience in our relatively new market for agricultural nutrient products in China. Our chief executive officer, Wu Zishen, in particular, is considered a very successful entrepreneur in our industry. Additionally, our senior management team has many years of experience and strong education background in the Chinese agricultural industry, marketing and distribution, finance and general management.

Growth Strategies

Our strategic growth plan for 2011 consists of the following key elements.

Pursue vertical integration strategy to improve control of raw material supply and cost structure.  In 2010, we entered into an agreement with Wuchuan Shuntong Humic Acid Company Ltd (“Wuchuan Shuntong”) to acquire the permit for the rights to explore, develop and produce lignite coal resources (“Mineral Right”) in a certain area of Wuchuan County. The cash consideration of the permit is approximately RMB 240 million or USD $35 million. The permit allows Yongye Nongfeng to complete all necessary administrative procedures and obtain government approvals to acquire Mineral Right. We believe that the Mineral Rights will allow us to secure a long term supply of humic acid, which is a major raw material used in manufacture of fulvic acid nutrient products, and which is sourced from lignite coals. We are still in the process of securing government approvals to complete this deal. If we are able to successfully execute this vertical integration strategy, we expect that our cost structure will improve as the cost of obtaining humic acid is currently the largest component of our cost of sales.

Geographic expansion of our distribution and branded store network. We believe that there is significant market potential for our products across China and we plan to continue to enhance our coverage and penetration of the Chinese markets in order to increase our market share and commercial opportunities. We believe this will further expand our immediate and long term revenue base. We believe that we can benefit from the growing market demand resulting from the increased need to boost agricultural productivity and decrease the overuse of chemical fertilizers and the rising preference for “green” food in China. In addition to driving further penetration in our historical markets, we plan to increase our distribution network, particularly in central and southern China. We will also work to ensure continued successful replication of our branded store model in new markets by leveraging our provincial distributors capabilities to select high-quality branded stores, by continuing to provide our distributors with value-added technical product and sales leadership training, and through our integrated marketing campaigns.

Enhance brand recognition on national and local levels. We will continue to advertise in national and local media to develop our brand image and increase our exposure in target markets and to provide training and technical support to various levels of distributors, branded stores and farmers.

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

Restructuring

At the time we acquired Fullmax, it had acquired certain assets that form the basis of our trading business from Inner Mongolia Yongye Biotechnology Co., Ltd., a company organized under the laws of the PRC (“Inner Mongolia Yongye”), and owned and controlled by Wu Zishen, our chairman, chief executive officer and president. The first step in this process occurred in November 2007, when Fullmax’s wholly-owned subsidiary, Asia Standard Oil Limited, a Hong Kong company (“Asia Standard”) entered into a Sino-foreign cooperative joint venture agreement with Inner Mongolia Yongye (the “CJV Agreement”). The CJV which was formed was Yongye Nongfeng Biotechnology Co., Ltd (“Yongye Nongfeng”).

In connection with a September 2008 private placement of our common stock, we agreed with the investors participating in the transaction to complete the remaining steps necessary for acquiring the assets that form the basis of our operations from Inner Mongolia Yongye. We completed these remaining steps, which we refer to as the “Restructuring” in this Annual Report on Form 10-K, on October, 2009. Prior to the Restructuring, Inner Mongolia Yongye owned and operated the principle assets of our business and had been in the business of researching, producing and selling its own fulvic acid based plant and animal products since 2003. Until Yongye Nongfeng obtained the required license to produce our products in May 2009, Inner Mongolia Yongye manufactured such products exclusively for us.

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

*
Pursuant to the terms of the CJV Agreement, as amended, we are entitled to 95% of the profits and liquidation distributions of Yongye Nongfeng and Inner Mongolia Yongye is entitled to 5%. In preparing the consolidated financial statements, Inner Mongolia Yongye was treated as a 5% noncontrolling interest as of December 31, 2009 and 2010.

On July 20, 2010, Yongye Nongfeng set up a wholly-owned subsidiary, Inner Mongolia Yongye Fumin Biotechnology Co., Ltd. (“Yongye Fumin”), with the paid in capital of $14,731,880 (equivalent to RMB 100 million). Yongye Fumin is to be engaged in the manufacturing and sale of fulvic acid based liquid and powder nutrient compounds. Yongye Fumin was established to expand the production capacity for fulvic acid based liquid and powder nutrient compounds, and to produce humic acid using lignite coal. The construction of the production plant of Yongye Fumin was completed in the fourth quarter of 2010.

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

We have not officially launched any new plant products in 2010 as we believe the market demand for our universal plant product has remained strong. However, we are examining market opportunities for introducing plant products targeted at corn, peppers, wheat, rice, cucumbers, tomatoes, cotton, potatoes, sunflowers, grapes, tropical fruits and flowers.

In 2011, we will continue to evaluate opportunities to develop market driven additions to our product lines.

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

The humic acid we use comes from lignite coal or leonardite coal which is mined in Inner Mongolia and can be purchased at normal market rates and is typically sold on a per ton basis. We purchase humic acid from suppliers. As the industry is experiencing rapid growth, we believe it is important to control the input of humic acid. Currently, Wuchuan Shuntong is our largest supplier, which is located in Hohhot and accounted for 58% of our raw material purchase for the year ended December 31, 2010.

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

After we have created our fulvic acid compound base, we mix it with special nutrients and other components specific to our plant and animal products. These processes and mixtures are covered by patents.

Packaging and Shipment

Our liquid plant product is primarily packaged in 100 milliliter bottles and in cases of 100 bottles per case. Our powder animal product is packaged in bags that contain 20, 300 gram packets. Each type of packaging material, along with packaging labels, are purchased from two to three separate manufacturers as these materials are readily available in the market.

After packaging our products at our manufacturing facility, we engage third parties to ship them to our distributors and we bear the risk of loss until our products are received by our customers.

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

Production Facility

We operate two manufacturing facility in Hohhot, Inner Mongolia, China, which in total can produce 35,000 tons per year of our liquid plant product and 11,000 tons per year of powder animal product when operated normally.

Marketing and Sales Support

Our sales staff is trained to work with the distributor network, retail stores and farmers to ensure that our customers have the right product knowledge and good after-sales support. They also help organize training courses, invite local agricultural experts and university professors to speak on proper agricultural techniques as well as the use of our product.

Media Marketing Programs

We work with our distributors to coordinate advertisements on local television channels and in local newspapers, and, from 2009, we began running promotional campaign on CCTV-7, which is the national agriculture channel in China. In addition, we use conferences and seminars, newspaper ads and pamphlets to increase customer brand recognition.

Distribution & Sales Network

We sell our products in China through a distribution network mainly comprised of provincial distributors who purchase our products and sell them through a chain of local distributors whose terminal sales point is either a retail store or large farm. In June 2010, we entered into an agreement to acquire the customer list including the customer relationships, from our provincial level distributor in Hebei Province. The acquisition was completed in July 2010. After the acquisition of the customer list, we sold directly to those customers who are sub-provincial level distributors in Hebei Province. We only sell our products to provincial distributors and sub-provincial distributors in the case of Hebei, and do not sell our products directly to retail stores or to farmers. Nearly all of our sales in 2008 were to distributors operating in Inner Mongolia and Xinjiang autonomous regions, and Gansu and Hebei provinces, which are located in northern China. Beginning in 2009, we expanded our sales in provinces located in central and southern China and plan to continue to expand the geographic reach of our distribution network.

We work with our distributors to identify and recruit independently owned and Yongye-branded retail stores. Thereafter, we provide advertising support, training and indoor and outdoor promotional display materials for our products. These stores agree to prominently display our products along with these materials, and to have the store front painted with Yongye colors.

This network of retail stores creates a “community-direct” model through which our distributors sell our product. We believe these stores have a local feel and have standing community recognition as the “trusted” local agricultural product expert.

The graph below presents the number of Yongye-branded stores at the end of the periods indicated.

Customers

Since our inception, we have worked to build and maintain our sales and distribution networks. We have established good relationships with leading agricultural products distributors.

We usually sign three year contracts with distributors that we identify and choose based upon their overall business strength, credit worthiness and proven ability to develop their local markets.

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

Research and Development

We currently have certain research personnel on staff, including Baosheng Tong, our chief scientist, who has 20 years of experience in China’s agriculture industry and holds a master’s degree in animal nutrition and a bachelor’s degree in animal husbandry from China Agriculture University.

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

We are currently researching and test marketing various customized products for plants and animals. We have not formally launched any products into the market other than our current universal liquid plant product and our powder animal product targeted at cows, and no assurance can be given that we will ultimately bring to market the products we are currently researching or the product we are currently test marketing.

Intellectual Property

Our intellectual property consists of our invention patents related to our plant product and animal product and our proprietary method for extracting fulvic acid from humic acid. Our extraction process for fulvic acid remains a trade secret and is protected by a non-compete contract with Professor Gao Jing, who developed the extraction process and is the former chief scientist of Innner Mongolia Yongye. We have chosen not to seek a patent covering our method for extracting fulvic acid in order to avoid the public disclosure that would be required in connection with applying for a patent.

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

The patents related to our plant product and animal product cover both the mixture process of, and the base formulas for, such products. Our plant and animal patents are valid for 20 years from October 2006 and October 2005, respectively. We will work to ensure that this mixture process is consistently carried out while also protecting our intellectual property.

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

Employees

The table below presents the number of our employees as of the end of the periods indicated.

Category	2010	2009

Admin	74	63
Manufacturing	189	207
Research & Development	35	29
Sales & Support	114	100
Total	412	399

The number of manufacturing staffs from 2009 to 2010 decreased by 18 employees, which were mostly contract employee. As we usually hire the contractors in manufacturing function for cost saving from 2010, these contractors would be dismissed during the winter time when our operation is in a relative low season.

Governmental Regulation

Our products and services are subject to regulation by central and provincial governmental agencies in the PRC, which require us to obtain licenses and certifications. We are required to renew, pass an examination with respect to, or make a filing in connection with these licenses and certifications on a regular basis.

Business License

Yongye Nongfeng’s business license enables it to research, develop, process, manufacture, market and sell fulvic acid based products and plant and animal nutrients. The business license is valid until January 4, 2018, although it is subject to annual examination, which was passed in 2009.

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

Feed Certificate

Producers of animal feed in the PRC are required to obtain a Quality Certificate for the Examination of Feed Production Enterprises. Yongye Nongfeng was granted this certificate in September 2009 by the Inner Mongolia agricultural authority, which is the local branch of the Ministry of Agriculture in Inner Mongolia. Yongye Nongfeng must make an annual filing, including samples of its animal product , and internal quality control test reports, before the end of March each year to maintain its effectiveness.

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

Property

Our principal executive offices are located at 6th floor, Xue Yuan International Tower, No. 1 Zhichun Road, Haidian District, Beijing PRC and the telephone number is 86-10-8232-8866. The office space is approximately 1,000 square meters in area.  Our manufacturing facilities and the adjacent greenhouses and open field, which serve as a research and product demonstration site, are in the High Tech Economic Development Zone in Hohhot, Inner Mongolia and Economic Development Zone in Wuchuan County, Inner Mongolia.

There is no private ownership of land in China. All land ownership is held by the government of the PRC, its agencies and collectives. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (the State Land Administration Bureau) upon payment of the required land transfer fee. Yongye Nongfeng owns the land use rights for the land on which our manufacturing facilities, greenhouses and open field are situated, which have a term of 50 years that expires in 2057. We lease our principal executive offices under a lease that provides for a three year term.

Executive Office

Our principal executive offices are located on the 6th Floor, Suite 608, at Xue Yuan International Tower, No. 1 Zhichun Road, Haidian District, Beijing, PRC. Our telephone number at that address is 86-10-8232-8866. Our corporate website is www.yongyeintl.com .

Executive Officers of the Company

Because the Proxy Statement for our Annual Meeting of Shareholders will not contain information with respect to all executive officers of Yongye, set forth below is the information with respect to our executive officers:

Name	Age	Position
Zishen Wu	42	Chief Executive Officer, President and Chairman
Sam (Yue) Yu	35	Chief Financial Officer

Zishen Wu, Chief Executive Officer, President and Chairman

Mr. Wu is CEO and Chairman of the Board of Directors of Yongye Nongfeng and Yongye International, Inc.  Mr. Wu was General Manager of Inner Mongolia Yongye Biotechnology Co., Ltd. from January 2003 to December 2007.  Mr. Wu began his career as official at the State Planning Department in Inner Mongolia from 1984 to 1988. From 1989 to 2000, Mr. Wu was appointed to various managerial positions from General Manager to Chairman of several state owned conglomerates in textile, diary and agriculture industries. In 2001, Mr. Wu founded Yongye Technology Company in Inner Mongolia, an entity that distributed consumer electronics with annual sales of 80 million RMB. In 2003 Mr. Wu founded Yongye Organism Technology Company, an entity that produced plant and animal nutrients. Mr. Wu currently is the deputy director for the Inner Mongolia Charmer of Commerce and a member of executive committee for industry and commerce association in Inner Mongolia.

Sam Yu, Chief Financial Officer

Mr. Sam (Yue) Yu joined the Company as Chief Financial Officer on March 25, 2009.  Before joining the Company, Mr. Yu provided capital market consulting services for Chinese companies listed on NASDAQ.  Prior to that, Mr. Yu had served as Chief Operating Officer of Lionax International Investment Holding Ltd., a Chinese company listed on NYSE Euronext, from 2007 to 2008.  Mr. Yu also previously held positions with Underwriters Laboratories Inc. in Asia and its Chicago headquarters from 2002 to 2007, including General Manager, Fire and Security Sector, Asia Pacific; General Manager, Suzhou Branch; Business Development Manager; and Manager of Financial Analysis.  Mr. Yu was awarded a B.S. in Accounting at the University of International Business and Economics in China. He then earned an M.B.A. in General Management from the Stanford Graduate School of Business.

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

Risks Related to Our Business

Yongye Nongfeng, our CJV, completed the transfer of Shengmingsu manufacturing business from Inner Mongolia Yongye Biotechnology.

We established our PRC cooperative joint venture, Yongye Nongfeng, on January 4, 2008, with the intention of carrying out the business of marketing and distributing, and ultimate goal of manufacturing of our fulvic acid plant and animal nutrient products. As of October, 2009, we have completed the transfer of manufacturing business of our nutrient products from Inner Mongolia Yongye Biotechnology (which is under the control of Mr. Zishen Wu), to the CJV (Mr. Wu is also the CEO of the CJV), including all assets related to the manufacturing, distribution and sales as well as all applicable licenses and titles (the “Restructuring”). On October 10, 2009 the CJV Agreement and CJV's articles were revised to reflect that both the profit distribution percentage and the post-dissolution remaining asset distribution percentage of Inner Mongolia Yongye in the CJV increased to 5% from the previous 0.5%.

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

Mr Zishen Wu, our President and CEO, owns a controlling interest in Inner Mongolia Yongye. The potential exists for conflicts of interests between his duties to us and his ownership interests in Inner Mongolia Yongye. We can provide no assurance that if potential conflicts of interests arise, these conflicts will not result in a significant loss in corporate opportunities for us or a diversion of our resources to Inner Mongolia Yongye Biotechnology, which may not be in the best interest of the Company.

One or more of our distributors could engage in activities that are harmful to our brand and to our business.

Due to our reliance on a distribution network that comprised of provincial or sub-provincial distributors in Hebei province to sell our products, we are susceptible to our distributors and sub-provincial distributors engaging in activities that are harmful to our brand and to our business. If our distributors do not implement our branding strategy properly, our brand name may be damaged. In addition, if our distributors and sub-provincial distributors sell our products under another brand, purchasers will not be aware of our brand name. Moreover, our ability to provide appropriate customer service to these purchasers will be negatively affected, and we may be unable to develop our local knowledge of the needs of these purchasers and their environment. Furthermore, if any of our distributors and sub-provincial distributors sell inferior products produced by other companies under our brand name, our brand and reputation could be harmed, which could make marketing of our products more difficult.

If we are not able to obtain the government approvals to complete the coal resources project, our vertical integration strategy could fail and we need to take back the prepayment from Wuchan Shuntong.

In 2010, we entered into an agreement with Wuchuan Shuntong to acquire the permit for the rights to explore, develop and produce lignite coal resources in a certain area of Wuchuan County. The cash consideration of the permit is approximately RMB 240 million or USD $35 million. The permit allows us to complete all necessary administrative procedures and obtain government approvals to acquire Mineral Right. We believe that the Mineral Rights will allow us to secure a long term supply of humic acid, which is a major raw material used in manufacture of fulvic acid liquid products, and which is sourced from lignite coals. We are still in the process of securing government approvals to complete this deal. If we are not able to obtain the government approvals on the Mineral Rights, our vertical integration strategy could fail. Another risk is that if we are not able to obtain the government approvals on Mineral Rights, we need to take back the prepayment to Wuchuan Shuntong amounting to $34.2 million, and litigation may be necessary. Moreover, the supply of lignite coal to Inner Mongolia Yongye Fumin Biotechnology Co., Ltd (“Yongye Fumin”)’s manufacturing facility will be dependent upon lignite coal availability in the market. If we are unable to obtain adequate quantities of lignite coal at economically viable prices which meet our specifications, our financial condition and results of operation could be adversely affected.

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

Our proprietary technology for fulvic acid extraction, patented plant product and animal product mixture processes may become obsolete which could materially and adversely affect the competitiveness of our plant and animal nutrient products.

The production of our plant and animal nutrient products is based on our patented plant and animal product mixture processes and nutrient formula. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging fulvic acid products and by developing and introducing enhancements to our existing products and new products on a timely basis that keep pace with evolving industry standards and changing customer requirements. If our patented plant and animal product mixture processes and formula become obsolete as our competitors develop better products than ours, our future business and financial results could be adversely affected. In addition, although we entered into confidentiality agreements with our key employees, we cannot assure you if there would be any breach of such agreement in which case our rights over such patented fertilizer formula would be adversely affected.

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

We operate in highly competitive markets and compete with numerous local PRC fertilizer manufacturers and we expect competition to persist and intensify in the future. Our competitors are mainly local fertilizer companies who may have better access in certain local markets to customers and prospects, an enhanced ability to customize products to a particular region or locality and more established local distribution channels within a small region. In future, we may also compete with large PRC SOE national competitors who may have competitive advantages over us in certain areas such as access to capital, technology, product quality, economies of scale and brand recognition and may also be better positioned than us to develop superior product features and technological innovations and to exploit and adapt to market trends. Additionally, we may not be able to conduct in-depth research and analysis on our current or new markets due to the lack of public or third-party sources of competitive information available on our industry and competitors in the PRC. Therefore, we may not have a clear estimate of the current number of our direct competitors or such competitors' revenues or market share.

In addition, China’s entry into the World Trade Organization may lead to increased foreign competition for us. International producers and traders import products into China that generally are of higher quality than those produced in the local Chinese market. If they are localized and become recognized as the type of nutrients we produce, we may face additional competition. If we are not successful in our marketing and advertising efforts to increase awareness of our brands, our revenues could decline, which could have a material adverse effect on our business, financial condition, results of operations and share price. We cannot assure you that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

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

To date, we have received two patents for our plant and animal products with the State Intellectual Property Office of the PRC. We have obtained a registered trademark for “Yongye” from the Trademark Bureau of the State Administration of Industry and Commerce of the PRC (“CTMO”). Our PRC partner, Inner Mongolia Yongye Biotechnology has filed a trademark application for the brand name of “Shengmingsu” with the CTMO, and Inner Mongolia Yongye Biotechnology will transfer this mark to the CJV upon procurement of trademark registration with the CTMO. In addition, we rely on trade secret protection for our proprietary process of extracting fulvic acid from humic acid and creating the base fulvic acid compound used in both our plant (liquid form) and animal nutrient (powder form) products because we believe if we were to patent this process, we would necessarily have to publicly disclose certain information as part of the patent application, and thus lose our competitive advantage we believe we currently have. However, we cannot predict the degree and range of protection patents, trademarks and trade secrets will afford us against competitors. Third parties may find ways to invalidate or otherwise circumvent our patents, proprietary technology and trademark. Third parties may attempt to obtain patents claiming aspects similar to our patent and trademark applications. If we need to initiate litigation or administrative proceedings, such actions may be costly and may divert management attention as well as expend other resources which could otherwise have been devoted to our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, historically, implementation of PRC intellectual property-related laws has been lacking, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries, which increases the risk that we may not be able to adequately protect our intellectual property. Moreover, litigation may be necessary in the future to enforce our intellectual property rights. Future litigation could result in substantial costs and diversion of our management’s attention and resources, and could disrupt our business, as well as have a material adverse effect on our financial condition and results of operations. Given the relative unpredictability of China’s legal system and potential difficulties enforcing a court judgment in China, there is no guarantee that we would be able to halt the unauthorized use of our intellectual property through litigation.

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

The PRC economy also faces challenges. The PRC government has implemented various measures recently to curb inflation. If economic growth slows or an economic downturn occurs, our business and results of operations may be materially and adversely affected.

We rely upon third-party suppliers for raw materials.

We are dependent upon third parties for our supply of humic acid and other raw materials. Currently, Wuchuan Shuntong is our largest supplier, which is located in Hohhot and accounted for 58% of our raw material purchase for the year ended December 31, 2010. Should Wuchuan Shuntong or any of our other suppliers terminate their supply relationships with our CJV, we may be unable to procure sufficient amounts of humic acid on acceptable terms, in a timely manner, that meet our specifications or that meet the demands of our customers and our profitability may be limited. In addition, these suppliers may not perform their obligations as they have to date, and it may not be possible to specifically enforce the relationships we have formed with such suppliers. If we are unable to obtain adequate quantities of humid acid at economically viable prices which meet our specifications, our financial condition and results of operations could be adversely affected.

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

Humic acid is the primary raw material that we use to manufacture our products and is extracted from lignite or leonardite coal. Currently, Wuchuan Shuntong is our largest supplier.  If there are any business interruptions at the principal suppliers and we are unable to locate an alternative supply in a timely manner, we may not be able to meet customer demand, which could result in the loss of customers and net sales.

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

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited commercial insurance products. While we carry property insurance on our office building, production facility, raw materials and inventories in Hohhot facilities, and carry auto insurance on our vehicles and maintain workers compensation insurance for our full-time workers, we do not carry any product liability insurance. We believe that current facilities are adequate for our current and immediately foreseeable operating needs. We have determined that balancing the risks of disruption or liability from our business, the cost of insuring for these risks on the one hand, and the difficulties associated with acquiring such insurance on commercially reasonable terms on the other hand, makes it impractical for us to have such insurance.

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

Our reporting currency is the U.S. dollar and our operating subsidiary in China uses the local currency as its functional currency. Substantially all of our revenue and expenses are in Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. From 1994 to 2005, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the PRC Government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 25% appreciation of the Renminbi against the U.S. dollar between July 21, 2005 and December 31, 2010.

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

We are a holding company, and most of our assets are located in the PRC. In addition, substantially all of our directors and officers are non-residents of the United States, and all or a substantial portion of the assets of these non-residents are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon these non-residents, or to enforce against them judgments obtained in United States courts, including judgments based upon the civil liability provisions of the securities laws of the United States or any state.

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

Techniques Employed by Manipulative Short Sellers in Chinese Small Cap Stocks May Drive Down the Market Price of Our Common Stock

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale.  As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short.  While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts.  These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base.  Issuers with business operations based in China and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks, can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts.  In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attacks, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller.  You should be aware that in light of the relative freedom to operate that such persons enjoy – oftentimes blogging from outside the U.S. with little or no assets or identity requirements – should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

On February 6, 2011, a report was published on the Seeking Alpha website with misleading statements about the Company.  Although we have responded to these misconceptions in a press release dated February 7, 2011, there are predictions that 2011 will bring more short seller attacks against Chinese companies.  As a result, the price of our stock remains vulnerable to any further attacks in this regard.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2 Properties

Our principal executive offices are located at 6th floor, Xue Yuan International Tower, No. 1 Zhichun Road, Haidian District, Beijing PRC and the telephone number is +86-10-8232-8626. The office space is approximately 1,000 square meters in area.  Inner Mongolia Yongye’s main production plant is in the High Tech Economic Development Zone in Hohhot City in Inner Mongolia, and Yongye Fumin’s production plant is in the Economic Development Zone in Wuchuan County, Hohhot City, Inner Mongolia.

There is no private ownership of land in China. All land ownership is held by the government of the PRC, its agencies and collectives. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. Inner Mongolia Yongye owns the land use rights for the land on which its manufacturing facilities are situated, which have a term of 50 years from 2003.

ITEM 3 Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead a third party to initiate legal proceedings against us.

ITEM 4 [Removed and Reserved]

Part II

ITEM 5 Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on The NASDAQ Stock Market (“NASDAQ”) under the trading symbol “YONG”. Between April 30, 2008 and September 3, 2009, our common stock was quoted on the OTC Bulletin Board (“OTCBB”) under the trading symbol “YGII.OB”. Until April 29, 2008, our common stock was traded under the symbol “GDTN.OB”. The closing price for our common stock on NASDAQ on March 11, 2011 was $6.75 per share.

The following table sets forth the high and low bid prices for our common stock prior to September 3, 2009 and the high and low sale prices for our common stock for subsequent periods, as reported by the OTC Bulleting Board System and the Nasdaq Global Select Market, respectively. There were no reported bids for our common stock during 2007, 2006 and the first quarter of 2008. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year	Period	High	Low

2008	First Quarter	—	—

	Second Quarter	$3.75	$1.75

	Third Quarter	4.65	2.00

	Fourth Quarter	2.00	1.25

2009	First Quarter	$1.60	$0.65

	Second Quarter	3.62	1.50

	Third Quarter	8.39	3.30

	Fourth Quarter	11.72	7.11

2010	First Quarter	$9.21	$6.87

	Second Quarter	8.47	6.86

	Third Quarter	8.87	5.90

	Fourth Quarter	9.09	7.05

2011	First Quarter (through March 11)	8.58	6.75

Holders

As of December 31, 2010, there were approximately 35 active record holders of our common stock.

Dividends

We have not paid any cash dividends on shares of our common stock and do not plan to do so in the near future. We currently plan to retain future earnings to fund the development and growth of our business. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2010:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,183,667	$—	1,166,333
Equity compensation plans not approved by security holders(1)	-0-	-0-	-0-
Total	1,183,667	$—	1,166,333

(a)           Includes restricted shares issued pursuant to the Company’s 2010 Equity Incentive Plan (the “2010 Plan”), which was approved by the Company’s stockholders, and which are subject to a vesting schedule pursuant to the terms of the relevant award agreement.

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of our fiscal year ended December 31, 2010, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

Recent Sales of Unregistered Securities

We have reported all sales of our unregistered equity securities that occurred during 2010 in our Reports on Form 10-Q or Form 8-K, as applicable.

ITEM 6 Selected Financial Data

The following table sets forth selected financial data as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006. We derived the selected financial data from our financial statements for those periods. You should read the selected financial data in this table together with, and such selected financial data is qualified by reference to our financial statements and the notes to those financial statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements.

	As of and For the year ended
	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
				The predecessor Inner Mongolia Yongye	The predecessor Inner Mongolia Yongye
Income Statement Data:
Sales	$214,091,716	$98,092,842	$48,092,271	$13,137,406	$3,722,640
Cost of sales	94,833,834	45,989,386	23,165,684	7,274,710	2,710,840
Selling expenses	40,612,300	14,720,657	8,665,755	449,168	32,161
General and administrative expenses	13,994,936	4,289,488	2,573,017	476,828	452,635
Earnings before income tax expenses	62,199,838	7,497,312	15,277,438	4,358,554	447,739
Income tax expenses	10,867,857	4,997,105	864,292	-	-
Net income	51,331,981	2,500,207	14,413,146	4,358,554	447,739

Earnings per share:
Basic	$1.05	$0.07	$0.68	$0.38	$0.04
Diluted	$1.05	$0.07	$0.56	$0.38	$0.04

Weighted average shares:
Basic	46,119,772	31,324,830	19,599,054	11,444,775	11,444,775
Diluted	46,308,924	31,324,830	20,106,433	11,444,775	11,444,775
Balance Sheet Data:
Total assets	$247,626,036	$145,805,688	$34,504,261	$23,131,656	$11,993,450
Total equity attributable to Yongye International, Inc.	215,215,203	125,913,424	27,300,603	12,911,472	7,829,620
Total equity	225,088,285	132,590,822	28,504,646	12,911,472	7,829,620

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

Overview

We are engaged in the research and development, manufacturing, distribution and sale of liquid and powder nutrient products for plants and animals respectively which are used in the agriculture industry. Our headquarters is in Beijing, China and additional administrative offices and our manufacturing unit are located in Hohhot, Inner Mongolia, China. Currently, we sell two lines of organic nutrient products, both based on our fulvic acid compound base: a plant nutrition liquid compound and animal nutrition powder which is a food additive. Our products start with our proprietary fulvic acid base which is extracted from humic acid, and to which we add other natural substances to customize the base for use in our plant and animal product lines. Based on our internal data and research, we believe our proprietary technology for fulvic acid extraction creates some of the purest and most effective fulvic acid base on the market in China today. We believe that our fulvic acid has a very light weight molecular composition, which may improves the overall permeability of cell walls and allows more complete transport of nutrients across plant membranes, effectively strengthening the overall health of plants. We believe our proprietary process for extracting fulvic acid from humic acid and our patented process for mixing our plant nutrient and animal nutrient are key differentiators in the market. We believe this will help us ensure that we have a high quality product that we can control from procurement of raw materials to final production. We believe this also ensures our products provide reliable results from season to season.

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

In the year ended December 31, 2010, we sold approximately 18,800 tons of plant product, which represented 97% of our total revenue or $207,514,478. We also sold approximately 1,115 tons of our animal product, which represented 3% of our total revenue or $6,577,238.

Recent Development

From the beginning of 2010, we pursued a vertical integration strategy by seeking to acquire lignite coal resources and constructing a new manufacturing facility nearby that would be capable of extracting humic acid from lignite coal and expanding the production capacity.

In March 2010, we entered into an agreement with Wuchuan Shuntong to acquire the permit for the rights to explore, develop and produce lignite coal resources in a certain area of Wuchuan County. The cash consideration of the permit is approximately RMB 240 million or USD $35 million. The permit allows us to complete all necessary administrative procedures and obtain government approvals to acquire the Mineral Right. This acquisition will not be completed until Yongye Nongfeng makes full payment to Wuchuan Shuntong and receives in return the full, unencumbered title to the development rights. Yongye Nongfeng is still in the process of obtaining the related government approvals. We believe that the Mineral Rights will allow us to secure a long term supply of humic acid, which is a major raw material used in manufacture of fulvic acid nutrient products, and which is sourced from lignite coals. According to a third party valuation report, the project area is estimated to contain approximately 40 million cubic meters of lignite coal which can supply the Company's long-term needs.

On July 20, 2010, Yongye Nongfeng set up a wholly-owned subsidiary in Wuchuan County, Inner Mongolia Yongye Fumin Biotechnology Co., Ltd. (“Yongye Fumin”), with registered capital of $14,731,880 (equivalent to RMB 100 million), whose manufacturing facility is located in Wuchuan County, nearby the lignite coal resources project. Yongye Fumin is to be engaged in manufacturing and sale of fulvic acid based liquid and powder nutrient compounds, with annual production capacity to produce 20,000 ton plant nutrient product and 10,000 ton animal nutrient product. Yongye Fumin was established to expand the production capacity for fulvic acid based liquid and powder nutrient compounds, and to produce humic acid using lignite coal. The construction of the production plant of Yongye Fumin was completed in the fourth quarter of 2010.

After the acquisition of the coal resources project is completed, with the new manufacturing facility, we expect to improve control of raw material supply and improve our cost structure as the cost of obtaining humic acid is currently the largest component of our cost of sales.

In June 2010, Yongye Nongfeng entered into an agreement to acquire the customer list from its provincial level distributor in Hebei Province, which was completed in July 2010. The Company has issued 3.6 million shares of common stock and will pay an additional $3.0 million or equivalent to RMB 20.4 million in cash to the seller on or before March 2011 as consideration for the acquisition. The Company has commenced to trade with these customers in July 2010. The customer list is comprised of all of the sub-provincial level distributors who sell the Company's Shengmingsu plant and animal nutrient products in Hebei Province, which is Yongye's largest market in China, representing approximately 30% and 29% of the Company's revenues in 2009 and 2010, respectively. Previously, in Hebei Province, Yongye sold its products to its provincial level distributor who then resold those products to lower level distributors. After the acquisition of the customer list, Yongye sold directly to the sub-provincial level distributors in Hebei Province. Sales from Hebei increased 428% period over period in the second half year of 2010 and 111% year over year during the year of 2010.

In October 2010, the Company granted 1,183,667 restricted shares to management and independent directors of the Company in accordance with the Yongye International, Inc. 2010 Omnibus Securities and Incentive Plan, as an incentive to such individuals to promote the success of the Company’s business. Shares vest on the six-month anniversary of the date of grant. Management was granted 1,137,000 shares on October 8, 2010, and the independent directors were granted shares of 46,667 shares on October 15, 2010.

Factors affecting our operating results

Demand for our products

One major tenet of the PRC government’s 11th Five-Year National Economic and Social Plan (the “NESDP”) (2006-2010) is the focus towards developing China’s western region. This is one of the top-five economic priorities of the nation. The goal is to increase rural income growth which will in turn increase demand for more food and agriculture products. Currently, a large proportion of our products are sold in this western region and this government focus will increase our opportunity to sell more plant and animal nutrients to farmers who have to keep up with the demand for higher quantity and higher quality of products.

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

According to the Proposal of the PRC government’s 12th Five-Year National Economic and Social Plan (2011-2015), the party shall adhere to agriculture, rural areas and farmers’ development and insist on supporting the countryside. Improving the agriculture comprehensive production capacity, quicken the construction of large-scale drought-high farmland, and development of high-yield, high-quality and high-efficiency agriculture shall be the party’s focus work in agriculture. Given  our products’ ability to increase crop yield, improve quality and enhance  drought-resistance, we expect accelerated utilization of fertilizers generally and this government policy will increase demand for our products.

Supply of Finished Goods

Before June 1, 2009, we purchased our finished goods from our main supplier, Inner Mongolia Yongye and then sold them through our distribution system. Upon obtaining the fertilizer license on June 1, 2009, we commenced the manufacturing of our product.

Seasonality

Our Shengmingsu products face seasonality in our sector. In general, the first and fourth quarters are typically our slowest quarters. 12% and 13% of our total sales for the year 2010 were from these quarters, respectively. The second and third quarters drove the bulk of our overall sales in 2010 with 42% and 33%, respectively, of the total 2010 year’s sales.

Agriculture Sector

Agriculture continues to be a heavily invested sector in China. Brand name investors continue to invest into China’s agriculture space because they have confidence in China’s long term outlook. The market volume for agriculture products is large, both for domestic sales and export and there is no set threshold for foreign investment into the sector as opposed to other industries, such as energy, finance, mining, and telecommunications. This is driven by the growing demand for higher quality food products domestically and international reliance on food products from China. Currently, China is the world’s biggest grower and consumer of grains and yet must boost crop yields by at least 1 percent a year to ensure the country has enough food to feed its 1.3 billion people, according to the former Minister of Agriculture, Sun Zhengcai (China Economic Net, July 21, 2008). Additional policy changes are expected to include protecting farmland and working to increase rural incomes to retain farming interest.

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

New Land Reform Policy

Farmland in China is owned by the local government, but given to local farmers under 30 year use contracts. With the allure of higher incomes and better living conditions in the city, in some places, farmers have abandoned the land and no others farmers have stepped in to bring it back into production. This has created a shortage of productive agricultural land. The government has acknowledged this issue and recently enacted a new land use reform policy which liberalizes the exchange of land among the nation’s farmers. This creates a new model for China’s 730 million farmers with the idea being to create more stable farmland by shifting the country away from the single household farm plot model to the amalgamation of larger-scale operations which should be more productive due to technology and economies of scale. Farmers will be able to transfer their land-use rights to others through a new market system for rural land-use rights. Chinese authorities commented that, “Without modernizing agriculture, China cannot modernize; without stability and prosperity in rural areas, China cannot have stability and prosperity. These changes are enacted to “ensure national food security and the supply of major agricultural products, and promote increases in agricultural production, farm incomes and rural prosperity.” (China’s Ongoing Agriculture Modernization, USDA, April 2009).

Drought

The recent drought across Northern China, which is one of the worst droughts in Northern China in recent years, began in the fourth quarter of 2010, the last time much of the region had significant rain. This drought has already affected millions of acres of farmland and is likely to have a major impact on the incomes of hundreds of thousands of farmers.

We believe one important benefit of Yongye's "Shengmingsu" branded plant nutrient product is to help plants counteract the effects of water deprivation. Crops sprayed with Shengmingsu are able to better withstand the effects of drought and continue to flourish alongside withering crops which received only traditional fertilizer. Yongye's Shengmingsu plant nutrient product is now being used in a number of drought-affected areas to assist local farmers in combating the conditions.

Many regions in China have experienced drought in the past several years and the Company’s growth to date was partly due to the anti-natural disaster feature of its Shengmingsu product. In recent months, the Company has continued to see strong demand from its distributors, who are actively promoting its products as an effective nutrient product for local farmers to counteract the drought.

FINANCIAL HIGHLIGHTS

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	December 31, 2010	December 31, 2009	December 31, 2008

Sales
External customers	$214,091,716	$95,870,906	$48,092,271
Related party	-	2,221,936	-

Total sales	214,091,716	98,092,842	48,092,271

Cost of sales
External customers	94,833,834	44,966,126	23,165,684
Related party	-	1,023,260	-

Cost of sales	94,833,834	45,989,386	23,165,684

Gross profit	119,257,882	52,103,456	24,926,587

Selling expenses	40,612,300	14,720,657	8,665,755

Research and development expenses	4,852,004	1,690,248	-

General and administrative expenses	13,994,936	4,289,488	2,573,017

Income from operations	59,798,642	31,403,063	13,687,815

Other income/(expenses)
Interest expense, net	(25,536)	(70,101)	(3,135)
Government Subsidy	3,081,049	237,364	202,279
Other expenses, net	(613,105)	(63,212)	(728,318)
Change in fair value of derivative liabilities	(41,212)	(24,009,802)	2,118,797

Total other income/(expenses), net	2,401,196	(23,905,751)	1,589,623

Earnings before income tax expense	62,199,838	7,497,312	15,277,438

Income tax expense	10,867,857	4,997,105	864,292

Net income	51,331,981	2,500,207	14,413,146

Less: Net income attributable to the noncontrolling interest	2,895,055	304,556	1,102,388

Net income attributable to Yongye International, Inc.	48,436,926	2,195,651	13,310,758

Earnings per share:
Basic	$1.05	$0.07	$0.68
Diluted	$1.05	$0.07	$0.56

Weighted average shares used in computation:
Basic	46,119,772	31,324,830	19,599,054
Diluted	46,308,924	31,324,830	20,106,433

RESULTS OF OPERATIONS

Fiscal year ended December 31, 2010 compared with Fiscal year ended December 31, 2009 and 2008

Our business for the year ended December 31, 2010 grew at a rate of 118% in net sales or a $116 million increase over the same period in 2009, and for the year ended December 31, 2009, our net sales grew at a rate of 104% or a $50 million increase over the same period in 2008. This increase was driven by higher penetration of our business in our traditional markets, leading to increases in quantities of product sold, and the growth of several new markets.

The following table shows, for the periods indicated, information derived from our consolidated statements of income.

	Yongye	Yongye	Yongye	Changes in %
	International, Inc.	International, Inc.	International, Inc.	2010 vs.	2009 vs.
	2010	2009	2008	2009	2008
Net Sales	$214,091,716	$98,092,842	$48,092,271	118%	104%
Gross Profit	119,257,882	52,103,456	24,926,587	129%	109%
Income from Operations	59,798,642	31,403,063	13,687,815	90%	129%
Net Income	51,331,981	2,500,207	14,413,146	1953%	(83)%

Gross Margins	56%	53%	52%	6%	2%
Net Margins	24%	3%	30%	700%	(90)%

EPS- Basic	$1.05	$0.07	$0.68	1400%	(89)%
EPS- Diluted	$1.05	$0.07	$0.56	1386%	(87)%

Our financial position at December 31, 2010 and 2009:

	Yongye	Yongye
	International, Inc.	International, Inc.
	December 31, 2010	December 31, 2009	Changes in %
Cash and restricted cash	$41,953,469	$65,518,181	-36%
Accounts receivable, net of allowance for doubtful accounts	26,110,813	6,161,796	324%
Inventories	65,878,047	42,033,261	57%
Property, plant and equipment, net	21,547,152	9,156,915	135%
Total assets	247,626,036	145,805,688	70%
Short term bank loan	-	2,925,174	-100%
Long-term loans and payables - current portion	457,880	331,693	38%
Income tax payable	6,137,119	4,082,424	50%
Accrued expenses	3,024,235	479,609	531%
Other payables	5,310,517	553,286	860%
Total current liabilities	22,154,466	12,669,539	75%
Long-term loans and payables	383,285	545,327	-30%
Total equity attributable to Yongye International, Inc.	215,215,203	125,913,424	71%
Total equity	225,088,285	132,590,822	70%

The increases in inventories of $23,844,786, accounts receivables of $19,949,017, and property, plant and equipment of $12,390,237, were primarily due to the expansion our business.

Total current liabilities increased by $9,484,927 to $22,154,466 at December 31, 2010 from $12,669,539 at December 31, 2009, which was largely due to an increase in accrued expenses of $2,544,626 and income taxes payable of $2,054,695, as result of the significant growth of our business, and an increase in our net income before income tax. Moreover, other payables increased by $4,757,231 mainly due to $3 million cash consideration payable for the acquisition of Hebei customer list. We repaid the short-term bank loan during 2010, which decreased current liabilities by $2,925,174.

Total equity increased by $92,497,463 to $225,088,285 at the end of December 31, 2010, compared to $132,590,822 at December 31, 2009. The increase in our total equity was primarily due to increase in common stock and additional paid in capital of $26,020,186, which was mainly from the 3,600,000 shares issued for acquisition of the Hebei customer list, the 1,183,667 restricted shares to management and independent directors, and warrants exercised during 2010, collection of subscription receivable of $8,550,000 that was received during 2010, and increase in retained earnings of $48,436,926 due to the net income attributable to Yongye International, Inc. during the period.

Days sales outstanding is defined as average accounts receivable for the period/year divided by net sales for the period/year and decreased by 55 days to 27 days for the year ended December 31, 2010 from 82 days for the three months ended September 30, 2010, as well as decreased by 5 days compared with 32 days for the three months ended June 30, 2010 as result of increased efforts in cash collection. Days sales outstanding were 17 days and 18 days for the year ended December 31, 2009 and 2008, respectively.

Net Sales

	Yongye	Yongye	Yongye	Changes in %
	International, Inc.	International, Inc.	International, Inc.	2010 vs.	2009 vs.
	2010	2009	2008	2009	2008
Sales	$214,091,716	$98,092,842	$48,092,271	118%	104%
Gross Profit	119,257,882	52,103,456	24,926,587	129%	109%
Gross Margins	56%	53%	52%

Sales of $214,091,716 for the year ended December 31, 2010 increased by $115,998,874 from $98,092,842 in the same period of 2009, an overall increase of 118%. Sales for the year ended December 31, 2009 were $98,092,842, an increase of $50,000,571 or 104%, compared with the corresponding period in 2008.

These increases were driven by higher demand for our plant and animal nutrient product throughout our market area, including higher penetration of our traditional markets, and the growth of several new markets, which resulted in almost all of such growth being due to an increase in the quantity of product sold while our prices remained relatively stable. Additionally, after the acquisition of Hebei customer list, we are selling at a higher price directly to lower level distributors in Hebei, which is Yongye's largest regional market in China, representing approximately 29% of sales in 2010.

Gross profit for the year of 2010 increased 129%, or $67,154,426 from $52,103,456 to $119,257,882, over the year ended December 31, 2009. Gross profit for the year ended December 31, 2009 was $52,103,456, and represented 53% of sales. This was an increase of $27,176,869, or 109%, when compared with $24,926,587 in the corresponding period in 2008.

Gross margin increased between the years of 2010 and 2009 from 53% to 56%, or 3%, and between the years of 2009 and 2008 from 52% to 53%, or 1%. The increase in gross profit was mainly due to the benefits from economics of scale. Moreover, after the acquisition of Hebei customer list in July 2010, our increased margin for the sales made in Hebei province also contributed to the increase of gross profit ratio.

The number of independently owned, Yongye-branded stores reached 24,036 as of December 31, 2010, compared to 21,925 as of September 30, 2010, and 9,110 as of December 31, 2009.

Sales by Product Line

	Yongye		Yongye		Yongye
	International, Inc.		International, Inc.		International, Inc.
	2010	% of Total	2009	% of Total	2008	% of Total
	Total sales	Sales	Total sales	Sales	Total sales	Sales
Plant	207,514,478	97%	91,172,988	93%	44,842,062	93%
Animals	6,577,238	3%	6,919,854	7%	3,250,209	7%
Total	214,091,716	100%	98,092,842	100%	48,092,271	100%

In the year ended December 31, 2010, we sold approximately 18,800 tons of plant product, which represented 97% of our total sales or $207,514,478. We also sold approximately 1,115 tons of our animal product, which represented 3% of our total sales or 6,577,238.

Distributors

	Yongye		Yongye		Yongye
	International, Inc.		International, Inc.		International, Inc.
	2010		2009		2008
	% of Sales	Sales	% of Sales	Sales	% of Sales	Sales
5 Major Distributors	56%	$119,771,911	82%	$80,274,006	92%	$44,109,814
3 Major Distributors	40%	$85,875,610	66%	$64,284,474	70%	$33,718,961
1 Major Distributor	16%	$33,173,293	30%	$29,004,998	43%	$20,541,267

Five major distributors accounted for 56% and one major distributor accounted for 16% of the Company’s total revenue for the year ended December 31, 2010. Five major distributors accounted for 82% and one major distributor accounted for 30% of the Company’s total revenue for the year ended December 31, 2009. Five major distributors accounted for 92% and one major distributor accounted for 43% of total revenue for the year ended December 31, 2008. The Company’s total sales to five major distributors were $119,771,911, $80,274,006 and $44,109,814, for the years ended December 31, 2010, 2009 and 2008, respectively.

Cost of Goods Sold

	Yongye	Yongye	Yongye
	International, Inc.	International, Inc.	International, Inc.
	2010	2009	2008

Cost of Sales	$94,833,834	$45,989,386	$23,165,684
Percentage of Sales	44%	47%	48%

Cost of goods sold for the year ended December 31, 2010 was $94,833,834, or 44% of revenues. This is an increase of $48,844,448 over the previous period of $45,989,386 and represents an 106% increase. As a percent of revenue, this represented a decrease of 3% when compared with the corresponding period in 2009, which was 47%. The decrease in cost of goods sold as a percentage of revenue for the year of 2010 was mainly due to the benefits from economics of scale, as well as the acquisition of the Hebei customer list.

Selling, General & Administrative and Research & Development expenses

	Yongye		Yongye		Yongye
	International, Inc.	% of Total	International, Inc.	% of Total	International, Inc.	% of Total
	2010	Sales	2009	Sales	2008	Sales
Selling Expenses	$40,612,300	19%	$14,720,657	15%	$8,665,755	18%
General & Administrative Expenses	13,994,936	7%	4,289,488	4%	2,573,017	5%
Research & Development Expenses	4,852,004	2%	1,690,248	2%	-	0%

Selling expenses increased by $25,891,643 to $40,612,300 for the year ended December 31, 2010 from $14,720,657 in the corresponding period in 2009, and increased by $6,054,902 for the year ended December 31, 2009 from $8,665,755 in the corresponding period in 2008. As a percentage of sales for the year ended December 31, 2010, selling expenses increased by 4% to 19% as compared to 15% of sales in the year ended December 31, 2009, due to an increase of $16,869,130 in advertising expenses mainly resulting from more promotional activities in 2010, as we entered into more geographic markets and conducted several nation-wide joint programs with China Central Television Station (CCTV). Also there was an increase in training expenses of $6,107,245 for various levels of distributors and staff education. In addition, there was an increase in transportation expenses of $1,358,905 due to increase in sales. As a percentage of sales for the year ended December 31, 2009, selling expenses decreased by 3% to 15% as compared to 18% of sales in the year ended December 31, 2008, due to more efficient use of marketing programs. Selling expenses for the year ended December 31, 2009 increased $6,054,902 compared to 2008, primarily due to increased advertising activities to drive high sales volume.

General & administrative expenses increased by $9,705,448 to $13,994,936 for the year ended December 31, 2010 from $4,289,488 in 2009, and increased by $1,716,471 for the year ended December 31, 2009 from $2,573,017 in 2008. As a percentage of sales for the year ended December 31, 2010, general & administrative expenses increased by 3% to 7% as compared to 4% of sales in the year ended December 31, 2009, due to an increase of $4,310,640 in management compensation expenses resulted from the grant to management of restricted stocks in October 2010, as well as an increase in staff salaries of $1,072,280.

We incurred $4,852,004 of research and development expenses in the year ended December 31, 2010 as compared to $1,690,248 and $0 in the year ended December 31, 2009 and 2008. While we expanded our geographic coverage to several new provinces in 2010, the research and development expenses consist of expenses related to making investments in future new products and conducting various field tests in the Company’s new sales territories. This increase in expenses is mainly the result of more field test areas for different products to both our plant and animal products in the year ended December 31, 2010 compared to 2009.

Loss on change in fair value of derivative liabilities

The warrants issued in our private financings in 2008 and 2009 are accounted for as derivative liabilities and measured at fair value at each reporting date. The increase in fair value during the year ended December 31, 2010 resulted in a loss of $41,212. The increase in fair value of the warrants was primarily due to the increase in our stock price from $8.13 per share at January 4, 2010 to $8.40 at December 31, 2010. The change in fair value of the warrants for the year ended December 31, 2009 resulted in a loss of $24,009,802 as compared with a gain of $2,118,797 for the year ended December 31, 2008.

Corporate Income Taxes

The Company did not carry on any business and did not maintain any branch office in the United States during the years ended December 31, 2010, 2009 and 2008 and does not intend to repatriate any earnings from the Chinese operations. Therefore, no provision for withholding taxes for the undistributed earnings of foreign subsidiaries or U.S. federal income taxes or deferred income tax benefits has been made.

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. According to an approval from the Inner Mongolia Autonomous Region National Tax Authority issued on December 11, 2009, Yongye Nongfeng, being a foreign investment enterprise located in the Western Region of the PRC, is entitled to a preferential income tax rate of 15% for the year ended December 31, 2009 and year ended December 31, 2010. For the period from April 1, 2008 to December 31, 2008, Yongye Nongfeng was assessed to use the deemed profit method to determine the amount of income tax provision. Under the deemed profit method, Yongye Nongfeng is subject to income tax at 25% on its deemed profit which is determined based on its revenue less 95% deemed expenses. The Company’s effective income tax rate was 17.47%, 66.65% and 5.66% for the years ended December 31, 2010, 2009 and 2008, respectively. The difference between effective tax rate and statutory tax rate primarily represented the tax effects of certain non-taxable income and non-deductible expenses.

For the year ended December 31, 2010, the Company’s income tax expense was $10,867,857 as compared to $4,997,105 and $864,292 for the years ended December 31, 2009 and 2008, respectively.

Net Income

Net income for the year ended December 31, 2010 was $51,306,853 (representing a net profit margin of 24%) compared to $2,500,207 (representing a net profit margin of 3%) and $14,413,146 (representing a net profit margin of 30%) in the years ended December 31, 2009 and 2008, respectively. The fluctuation in our net profit margin is primarily due to the impact of the fair value changes of derivative warrants as well as the increase in sales in the year ended December 31, 2010 as compared to 2009 and 2008

Foreign Currency Translation Gains

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

Liquidity and Capital Resources

The Company has historically financed its operations and capital expenditures principally through issuance of common shares and bank loans. As is customary in the industry, we provide credit terms to most of our distributors which typically exceed the terms that we receive from our suppliers. Currently, we typically provide up to six months credit terms to our key distributors and ask for all others to make cash payments upfront or upon delivery. Therefore, the Company’s liquidity needs have generally consisted of working capital necessary to finance receivables and raw material and finished goods inventory. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated future cash needs for the coming growing season. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Therefore, there can be no assurance that such additional investment will be available to us, or if available, that it will be available on terms acceptable to us.

Financial Cash Flow Highlights

	Yongye	Yongye	Yongye
	International Inc.	International Inc.	International Inc.
	2010	2009	2008
Net cash provided by/(used in) operating activities	$15,891,251	$(2,190,379)	$(8,666,893)
Net cash used in investing activities	(45,962,286)	(4,382,838)	(5,475,572)
Net cash provided by financing activities	4,971,610	67,694,200	18,286,765
Effect of exchange rate change on cash and cash equivalents	1,494,713	(80,279)	325,041
Net (decrease)/increase in cash and cash equivalents	(23,604,712)	61,040,704	4,469,341
Cash and cash equivalents at beginning of period	65,518,181	4,477,477	8,136
Cash and cash equivalents at end of period	41,913,469	65,518,181	4,477,477

Net cash provided by operating activities in the year ended December 31, 2010 was $15,891,251, and net cash used in operating activities in the year ended December 31, 2009 and 2008 were $2,190,379 and $8,666,893, respectively. The cash flow used in operating activities improved by $18,081,630 and $6,476,514 for the year ended December 31, 2010 and 2009 compared to the preceding year, respectively. The change was mainly due to more efficient controls on working capital, effective collection on receivables, as well as the significant growth of sales for the years ended December 31, 2010 and 2009.

Net cash used in investing activities increased by $41,579,448, or 948%, to $45,962,286 in the year ended December 31, 2010, compared to $4,382,838 the same period in 2009. The increase was primarily due to the prepayment of $33,309,976 for the acquisition of the right to develop certain lignite coal resources in the Wuchuan area. Total consideration of the development right is approximately $35 million.

Net cash provided by financing activities decreased by $62,722,590, or 93%, to $4,971,610 in the year ended December 31, 2010, compared to $67,694,200 the same period in 2009. This was mainly due to that we received cash from our offerings in May and December 2009 amounting to $69,547,206, which was offset by expenses incurred in stock issuance costs of $4,528,456, as well as the repayment of loans and payables of $3,512,956 during the year ended December 31, 2010.

Net current assets at December 31, 2010 increased by $16,594,324 to $124,346,639 from $107,752,315, or 15%, over December 31, 2009.

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

The following are considered to be the Company’s critical accounting policies:

Accounts receivable and allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determined the allowance by (1) analyzing specific customer accounts that have known or potential collection issues and (2) applying historical loss rates to the aging of the remaining accounts receivable balances. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted. In the event that we believe an account receivable will become uncollectible, we record additional provision to increase the allowance for doubtful accounts. The accounting effect of this entry is a charge to income. Currently, we have not provided an allowance to doubtful accounts, since we believe no accounts were uncollectible. However, if the financial condition of our customers deteriorates, in future, an allowance to doubtful accounts would be required to be make, which could be significant.

Inventory

We value our finished goods inventory at the lower of cost or market value. Cost includes cost of direct labor and raw materials, as well as allocation of variable and fixed production overhead. Variable production overheads are allocated to each unit of production based on the actual use of the production facilities. Fixed production overheads are allocated to the cost of conversion based on the normal capacity of the production facilities. We define normal production capacity as being a reasonable level of production volume supported by sufficient customer demand without any abnormal equipment downtime due to shortages of materials and labor, taking into consideration the loss of production capacity resulting from planned maintenances.

We would write down the cost of excessive inventory. The factors considered in evaluating whether excessive inventory exists are:

•	our forecast of future demand, including existing customers’ order and forecasted orders; and

•	the expiration date for the specific products.
Inventory write-downs are recorded in the period in which the impairment occurs. If our current assumptions about future production, inventory levels or demand were to change or if actual market conditions are less favorable than those we have projected, additional inventory write-downs would be required, which could negatively impact our financial condition and results of operations.

Fair value of warrants

The fair values of the warrants are summarized as follows:

	April Warrants	September Warrants	May Warrants
Fair value of Warrant per share (US$) at:
Date of issuance	1.07	2.08	0.95
December 31, 2009	6.78	6.81	N/A
December 31, 2010	6.97	7.00	N/A

The fair values of the warrants outstanding as of December 31, 2010 and 2009 were determined based on the Binominal option pricing model, using the following key assumptions:

	December 31, 2010		December 31, 2009
	April Warrants	September Warrants	April Warrants	September Warrants

Expected volatility	67.5%	67.0%	61.0%	60.0%

Expected dividends yield	0%	0%	0%	0%

Time to maturity	2.3 years	2.7 years	3.3 years	3.7 years

Risk-free interest rate per annum	1.483%	1.483%	2.218%	2.218%

Fair value of underlying common shares (per share)	8.40	8.40	8.13	8.13

Stock based compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and recognize the cost over the period the employee is required to provide service in exchange for the award, which generally is the vesting period. We have elected to recognize the compensation cost for an award with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. However, the cumulative amount of compensation cost recognized at any date equals at least the portion of the grant date value of such award that is vested at that date.

We estimated the fair value of our nonvested shares granted by us to management and independent directors on October 8, 2010 and October 16, 2010 by using the market prices of our shares at the respective grant dates.

ITEM 7A  Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

All of the Company’s revenue, and majority of costs and expenses are denominated in RMB. Although the conversion of the RMB is highly regulated in China, the value of the RMB against the value of the U.S. dollar or any other currency nonetheless may fluctuate and be affected by, among other things, changes in China’s political and economic conditions. Under current policy, the value of the RMB is permitted to fluctuate within a narrow band against a basket of certain foreign currencies. China is currently under significant international pressures to liberalize this government currency policy, and if such liberalization were to occur, the value of the RMB could appreciate or depreciate against the U.S. dollar.

Because substantially all of our earnings and cash assets are denominated in RMB, other than certain cash deposits we keep in a bank in Hong Kong and U.S., appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in future that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currency.

Interest Rate Risk

The Company has not been, nor does it anticipate being, exposed to material risks due to changes in interest rates. Our risk exposure to changes in interest rates relates primarily to the interest income generated by cash deposited in interest-bearing savings accounts. The Company has not used, and does not expect to use in the future, any derivative financial instruments to hedge its interest risk exposure. However, our future interest income may fall short of its expectation due to changes in interest rates in the market.

Credit Risk

The Company is exposed to credit risk from its cash in bank and accounts receivable. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. Accounts receivable are subjected to credit evaluations. An allowance would be made, if necessary, for estimated irrecoverable amounts by reference to past default experience, if any, and by reference to the current economic environment.

Inflation

Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

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

ITEM 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934 (“the Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and/or Board; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

KPMG, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010 as stated in their report which is included below.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Yongye International, Inc.:

We have audited Yongye International, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Yongye International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Yongye International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Yongye International, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended, and our report dated March 14, 2011 expressed an unqualified opinion on those consolidated financial statements.

KPMG
Hong Kong, China
March 14, 2011

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

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Directors and Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and “—Role of the Audit Committee” in our Proxy Statement related to the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Company” in Part I of this report.

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics is posted on our website. The Internet address for our website is  www.yongyeintl.com , and the code of ethics may be found from our main web page by clicking first on “Investor Relations” and then on “Corporate Governance” under “Investor Relations,” next on “The Code of Business Ethics and Conduct” under “Corporate Governance.”

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, on the web page found by clicking through to “Code of Business Ethics and  Conduct” as specified above.

ITEM 11 Executive Compensation

The information appearing under the headings “Director Compensation” and “Executive Compensation” in our Proxy Statement related to the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Management and Certain Beneficial Owners,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Executive Compensation – Options and Stock Appreciation Rights,” in each case in our Proxy Statement related to the 2010 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

As of December 31, 2009, accounts payable to related party were $880,026 and represented the payable for the purchase of inventories from Inner Mongolia Yongye. The amount was repaid during the year ended December 31, 2010.

For the year ended December 31, 2009, the Company sold fulvic acid plant based products of $2,221,936 to Hubei Longshangxing Xinnongcun Fuwu Youxiangongsi, which is 51% owned by Inner Mongolia Yongye.

As of December 31, 2009, the amount due to a related party was $1,663,191 which mainly represented the payable for the Acquisition from Inner Mongolia Yongye (See Note 3). The Company repaid the amount during the year ending December 31, 2010.

For the year ended December 31, 2008, the Company borrowed $1,617,293 from Yin Ping, the wife of the CEO, $762,524 from Inner Mongolia Yongye and $10,000 from Kim McElroy, a director of the Company who resigned in April 2008. The amounts were repaid in full as of December 31, 2008.

During the year ended December 31, 2010, the Company sold three vehicles with net book value of $135,191 and an apartment with net book value of $102,263 to Inner Mongolia Yongye. In addition, the long-term loans of $144,513 that were secured by these assets were assumed by Inner Mongolia Yongye. Upon disposal, no gain or loss was recorded and the Company received cash of $92,941.

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

Pursuant to these agreements, both Yongye Nongfeng and Inner Mongolia Yongye did not charge any rental to each other for the lease.  Additionally, the estimated rental income to be received and the rental expense to be paid by the Yongye Nongfeng are not material to the Company’s 2009 results of operations and therefore have not been included.

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

ITEM 14. Principal Accountant Fees and Services

The information required by this item is included under the captions “Proposal No. 2: Ratification of Appointment of the Independent Public Accountants — Audit Fees” and “—Pre-Approval Policies and Procedures” in our Proxy Statement related to the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Part IV
Exhibits and Financial Statement Schedules

Exhibit No.	Description
2.1	Share Exchange Agreement, dated as of April 17, 2008.(1)
2.2	Articles of Merger with Agreement and Plan of Merger.(6)
3.1	Amended Articles of Incorporation.(1)
3.2	Articles of Merger with Agreement and Plan of Merger.(6)
3.3	Bylaws.(5)
4.1	Form of Investor Warrant (i).(1)
4.2	Form of Investor Warrant (ii).(1)
4.3	Form of Placement Agent Warrant.(5)
4.4	Registration Rights Agreement, dated as of April 17, 2008.(1)
4.5	Registration Rights Agreement, dated as of September 5, 2008.(2)
4.6	Registration Rights Agreement, dated as of May 9, 2009.(3)
10.1	Securities Purchase Agreement, dated as of April 17, 2008.(1)
10.2	Lockup Agreement, dated as of April 17, 2008.(1)
10.3	Make Good Escrow Agreement, dated as of April 17, 2008.(1)
10.4	Closing Escrow Agreement, dated as of April 17, 2008.(1)
10.5	Sales Agreement, dated April 1, 2008 by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and Yongye Nongfeng Biotechnology Co., Ltd .(1)
10.6	Cooperation Agreement dated January 15, 2008 by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and Yongye Nongfeng Biotechnology Co., Ltd.(1)
10.7	Sino-foreign Cooperative Joint Venture Contract, dated November 16, 2007 by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and Asia Standard Oil Limited.(1)
10.8	Supplemental Agreement to the Sino-foreign Cooperative Joint Venture Contract by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and Asia Standard Oil Limited.(1)
10.9	Securities Purchase Agreement, dated as of September 5, 2008.(2)
10.10	Make Good Escrow Agreement, dated as of September 5, 2008.(2)
10.11	Closing Escrow Agreement, dated as of September 5, 2008.(2)
10.12	Securities Purchase Agreement, dated as of May 8, 2009.(3)
10.13	Closing Escrow Agreement, dated as of May 8, 2009.(3)
10.14	Employment Contract of Zishen Wu, executed April 17, 2008.(1)
10.15	Employment Contract of Zhao Qiang, executed April 17, 2008.(1)
10.16	Employment Contract of Larry Gilmore, executed April 17, 2008.(1)
10.17	Employment Contract of Sam (Yue) Yu, dated March 25, 2009.(4)
10.18	Form of Non-Independent Director Contract.(5)
10.19	Form of Independent Director Contract.(5)
10.20	Form of Vehicle Usage Agreement.
14.1	Code of Ethics.(7)
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG, an independent registered public accounting firm.
23.2	Consent of MSPC.
99.1	Certificate of Scientific and Technological Advancements granted by the Inner Mongolia Autonomous Region Science and Technology Bureau, dated December 8, 2008.(5)
99.2	Consent of Scientific and Technological Advancements granted by the Inner Mongolia Autonomous Region Science and Technology Bureau, dated December 8, 2008.(5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

YONGYE INTERNATIONAL, INC.

Date: March 14, 2011	By:	/s/ Zishen Wu
Name: Zishen Wu
Title: Chief Executive Officer

Date: March 14, 2011	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 14, 2011	By:	/s/ Zishen Wu
Name: Zishen Wu
Title: Chief Executive Officer and Chairman

Date: March 14, 2011	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Officer

Date: March 14, 2011	By:	/s/ Taoran Sun
Name: Taoran Sun
Title: Vice Chairman

Date: March 14, 2011	By:	/s/ Qiang Zhao
Name: Qiang Zhao
Title: Director

Date: March 14, 2011	By:	/s/ Xiaochuan Guo
Name: Xiaochuan Guo
Title: Director

Date: March 14, 2011	By:	/s/ Rijun Zhang
Name: Rijun Zhang
Title: Director

Date: March 14, 2011	By:	/s/ Xindan Li
Name: Xindan Li
Title: Director

Date: March 14, 2011	By:	/s/ Sean Shao
Name: Sean Shao
Title: Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Yongye International, Inc.:

We have audited the accompanying consolidated balance sheets of Yongye International, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yongye International, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Yongye International, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG
Hong Kong, China
March 14, 2011

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

MSPC

Certified Public Accountants and Advisors, P.C.

New York, New York

March 19, 2009

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	December 31, 2010	December 31, 2009
Current assets
Cash		$41,913,469	$65,518,181
Restricted cash		40,000	-
Accounts receivable, net of allowance for doubtful accounts	4	26,110,813	6,161,796
Inventories	5	65,878,047	42,033,261
Deposits to suppliers	6	10,906,295	6,211,896
Prepaid expenses		733,429	112,879
Other receivables		760,377	383,841
Deferred tax assets, net	18	158,675	-
Total Current Assets		146,501,105	120,421,854

Property, plant and equipment, net	7	21,547,152	9,156,915
Intangible asset, net	8	23,598,739	85,058
Land use right, net	9	4,218,006	4,166,987
Prepayment for mining project	10	34,151,063	-
Other assets	11	7,325,049	2,029,012
Goodwill	12	10,284,922	9,945,862
Total Assets		$247,626,036	$145,805,688

Current liabilities
Short-term bank loan	13	$-	$2,925,174
Long-term loans and payables - current portion	14	457,880	331,693
Accounts payable - related party	21	-	880,026
Accounts payable - third parties		6,127,606	344,774
Income tax payable	18	6,137,119	4,082,424
Advance from customers		60,841	29,157
Accrued expenses		3,024,235	479,609
Due to a related party	21	-	1,663,191
Other payables	15	5,310,517	553,286
Derivative liabilities - fair value of warrants	16	1,036,268	1,380,205
Total Current Liabilities		22,154,466	12,669,539

Long-term loans and payables	14	383,285	545,327

Total Liabilities		22,537,751	13,214,866

Equity
Common stock: par value $.001; 75,000,000 shares authorized; 48,187,044 shares issued and outstanding at December 31, 2010 and 44,532,241 shares issued and outstanding at December 31, 2009	16	48,187	44,532
Additional paid-in capital	16	144,599,839	118,583,308
Subscription receivable	16	-	(8,550,000)
Retained earnings		63,943,371	15,506,445
Accumulated other comprehensive income		6,623,806	329,139
Total equity attributable to Yongye International, Inc.		215,215,203	125,913,424
Noncontrolling interest		9,873,082	6,677,398
Total Equity		225,088,285	132,590,822

Commitments	20

Total Liabilities and Equity		$247,626,036	$145,805,688

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

		For the Years Ended
	Note	December 31, 2010	December 31, 2009	December 31, 2008

Sales
External customers		$214,091,716	$95,870,906	$48,092,271
Related party	21	-	2,221,936	-

Total sales		214,091,716	98,092,842	48,092,271

Cost of sales
External customers		94,833,834	44,966,126	23,165,684
Related party		-	1,023,260	-

Cost of sales		94,833,834	45,989,386	23,165,684

Gross profit		119,257,882	52,103,456	24,926,587

Selling expenses		40,612,300	14,720,657	8,665,755

Research and development expenses		4,852,004	1,690,248	-

General and administrative expenses		13,994,936	4,289,488	2,573,017

Income from operations		59,798,642	31,403,063	13,687,815

Other income/(expenses)
Interest expense, net		(25,536)	(70,101)	(3,135)
Government subsidy		3,081,049	237,364	202,279
Other expenses, net		(613,105)	(63,212)	(728,318)
Change in fair value of derivative liabilities	16	(41,212)	(24,009,802)	2,118,797

Total other income/(expenses), net		2,401,196	(23,905,751)	1,589,623

Earnings before income tax expense		62,199,838	7,497,312	15,277,438

Income tax expense	18	10,867,857	4,997,105	864,292

Net income		51,331,981	2,500,207	14,413,146

Less: Net income attributable to the noncontrolling interest		2,895,055	304,556	1,102,388

Net income attributable to Yongye International, Inc.		48,436,926	2,195,651	13,310,758

Earnings per share:
Basic	22	$1.05	$0.07	$0.68
Diluted	22	$1.05	$0.07	$0.56

Weighted average shares used in computation:
Basic	22	46,119,772	31,324,830	19,599,054
Diluted	22	46,308,924	31,324,830	20,106,433
The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

		Common Stock						Equity
							Accumulated	attributable to
		Shares of	Common	Additional			Other	Yongye
		Common	Stock	Paid-in	Subscription	Retained	Comprehensive	International,	Noncontrolling	Total
	Note	Stock	Amount	Capital	Receivable	Earnings	Income	Inc.	Interest	Equity
Balance as of January 1, 2008		4,960,000	4,960	(6,860)	-	-	-	(1,900)	-	(1,900)
Net income		-	-	-	-	13,310,758	-	13,310,758	1,102,388	14,413,146
Foreign currency exchange translation adjustment, net of nil income taxes		-	-	-	-	-	329,445	329,445	1,655	331,100
Comprehensive income								13,640,203	1,104,043	14,744,246
Stock issued to Fullmax Shareholders	1	11,444,755	11,445	(11,445)	-	36	-	36	100,000	100,036
Stock issued for cash April 17, 2008	16	6,495,619	6,495	6,763,803	-	-	-	6,770,298	-	6,770,298
Stock issued for cash September 8, 2008	16	6,073,006	6,073	4,277,905	-	-	-	4,283,978	-	4,283,978
Warrants exercised	16	686,878	687	2,607,301	-	-	-	2,607,988	-	2,607,988
McElroy shares cancelled		(2,900,000)	(2,900)	2,900	-	-	-	-	-	-
Balance as of December 31, 2008		26,760,258	26,760	13,633,604	-	13,310,794	329,445	27,300,603	1,204,043	28,504,646
Net income		-	-	-	-	2,195,651	-	2,195,651	304,556	2,500,207
Foreign currency exchange translation adjustment, net of nil income taxes		-	-	-	-	-	(306)	(306)	(3)	(309)
Comprehensive income								2,195,345	304,553	2,499,898
Common stock issued for cash May 8, 2009	16	5,834,083	5,834	7,907,201	-	-	-	7,913,035	-	7,913,035
Common stock issued for cash December 22, 2009	16	8,000,000	8,000	56,300,000	-	-	-	56,308,000	-	56,308,000
Common stock issued for cash December 31, 2009	16	1,200,000	1,200	8,548,800	(8,550,000)	-	-	-	-	-
Warrants exercised	16	2,737,900	2,738	25,532,505	-	-	-	25,535,243	-	25,535,243
Transfer of equity interest of a non-wholly owned subsidiary to non-controlling interest	3	-	-	9,461,196	-	-	-	9,461,196	2,368,804	11,830,000
Capital contribution to a non-wholly owned subsidiary	1	-	-	(2,799,998)	-	-	-	(2,799,998)	2,799,998	-

Balance as of December 31, 2009		44,532,241	44,532	118,583,308	(8,550,000)	15,506,445	329,139	125,913,424	6,677,398	132,590,822
Net income		-	-	-	-	48,436,926	-	48,436,926	2,895,055	51,331,981
Foreign currency exchange translation adjustment, net of nil income taxes		-	-	-	-	-	6,294,667	6,294,667	300,629	6,595,296
Comprehensive income								54,731,593	3,195,684	57,927,277
Subscription received		-	-	-	8,550,000	-	-	8,550,000	-	8,550,000
Stock issued for acquiring Customer List	8	3,600,000	3,600	21,236,400	-	-	-	21,240,000	-	21,240,000
Stock compensation to management and independent directors	16	-	-	4,310,640	-	-	-	4,310,640	-	4,310,640
Warrants exercised	16	54,803	55	469,491	-	-	-	469,546	-	469,546
Balance as of December 31, 2010		48,187,044	48,187	144,599,839	-	63,943,371	6,623,806	215,215,203	9,873,082	225,088,285
The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2010	December 31, 2009	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$51,331,981	$2,500,207	$14,413,146
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	3,723,839	578,511	118,104
Loss on sale of property, plant and equipment	-	5,995	-
(Reversal of allowance for doubtful accounts)/ allowance for doubtful accounts	-	(305,338)	305,338
Change in fair value of derivative liabilities	41,212	24,009,802	(2,118,797)
Stock compensation expense	4,310,640	-	-
Deferred tax assets benefit	(154,767)	-	-
Changes in operating assets and liabilities (net of effect of an acquisition in 2009):
Accounts receivable	(19,252,818)	(3,099,156)	(3,053,380)
Inventories	(21,859,880)	(21,262,135)	(20,708,193)
Prepayments	(4,436,327)	(6,107,924)	(44,051)
Due from a related party	-	-	(192,741)
Prepaid expenses	(603,146)	77,013	(189,478)
Other receivables	(354,500)	298,444	(680,752)
Other assets	(6,076,207)	(1,751,395)	-
Accounts payable- related party	(887,614)	832,723	46,739
Accounts payable- third parties	5,628,946	344,589	-
Income tax payable	1,868,346	3,860,435	219,366
Advance from customers	29,934	(1,843,898)	1,869,400
Accrued expenses	2,444,434	(105,659)	583,880
Other payables	137,178	(222,593)	764,526
Net Cash Provided by/(Used in) Operating Activities	15,891,251	(2,190,379)	(8,666,893)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(40,000)	-	-
Prepayment for mining project	(33,309,976)	-	-
Proceeds from sale of property, plant and equipment	93,412	12,425	-
Purchase of property, plant and equipment	(11,028,190)	(1,560,587)	(5,475,572)
Payment for the acquisition of Shengmingsu manufacturing business	(1,677,532)	(2,834,676)	-
Net Cash Used in Investing Activities	(45,962,286)	(4,382,838)	(5,475,572)

The accompanying notes are an integral part of these consolidated financial statements

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended
	December 31, 2010	December 31, 2009	December 31, 2008
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from bank loans	-	2,923,600	432,325
Repayment of long-term loans and payables	(712,391)	(248,150)	(34,552)
Repayment of short term loans	(2,950,396)
Proceeds from common stock and warrants issued and warrants exercised	8,634,397	69,547,206	19,350,651
Payment for common stock and warrants issuance costs	-	(4,528,456)	(1,461,659)
Net Cash Provided by Financing Activities	4,971,610	67,694,200	18,286,765

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	1,494,713	(80,279)	325,041
NET INCREASE /(DECREASE) IN CASH	(23,604,712)	61,040,704	4,469,341
Cash and cash equivalent at beginning of year	65,518,181	4,477,477	8,136
Cash and cash equivalent at end of year	$41,913,469	$65,518,181	$4,477,477

Supplemental cash flow information:
Cash paid for income taxes	9,154,278	1,136,670	648,331
Cash paid for interest expense	93,402	77,342	11,301
Noncash investing and financing activities:

During the year ended December 31, 2010, the Company acquired certain property, plant and equipment of $74,055 and other assets of $424,371by assuming long-term loans. During the year ended December 31, 2009, the Company acquired certain property, plant and equipment of $449,625 and other assets of $276,526 by assuming long-term loans. During the year ended December 31, 2008, the non-controlling shareholder of Yongye Nongfeng contributed a patent of $100,000 to Yongye Nongfeng.

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

Yongye International, Inc. (the “Company”) was incorporated in the State of Nevada on December 12, 2006. On April 17, 2008, the Company and the Company’s principal shareholder entered into a share exchange agreement (the “Exchange Agreement”) with Fullmax Pacific Limited (“Fullmax”), a privately held investment holding company organized on May 23, 2007 under the laws of the British Virgin Islands and all the shareholders of Fullmax (the “Fullmax Shareholders”). Pursuant to the terms of the Exchange Agreement, the Fullmax Shareholders transferred to the Company all of their shares in exchange for 11,444,755 shares of the Company’s common shares (the “Share Exchange”). As a result of the Share Exchange, Fullmax became a wholly-owned subsidiary of the Company and the Fullmax Shareholders received approximately 84.7% of the Company’s issued and outstanding common shares. Immediately prior to the date of the Share Exchange, the Company was a publicly listed shell entity with no operations and a nominal amount of cash and, Fullmax, through its wholly-owned subsidiary, Asia Standard Oil Limited (“ASO”) and indirect subsidiary, Yongye Nongfeng Biotechnology Co., Ltd. (“Yongye Nongfeng”), was engaged in the sale of fulvic acid based liquid and powder nutrient compounds. The Share Exchange was accounted for as a reverse recapitalization, equivalent to the issuance of stock by Fullmax for the net monetary assets of the Company accompanied by a recapitalization.

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

In connection with the September Offering (See Note 16), the Company entered into agreements to acquire the productive assets of Shengmingsu manufacturing business from Inner Mongolia Yongye (the “Acquisition”). In October, 2009, the Company completed the Acquisition (See Note 3). The consideration paid for the Acquisition consisted of cash of $4.7 million and 4.5% equity interests in Yongye Nongfeng. After the Acquisition, Inner Mongolia Yongye and ASO became 5% and 95% equity interest owner of Yongye Nongfeng, respectively.

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

On July 20, 2010, Yongye Nongfeng set up a wholly-owned subsidiary, Inner Mongolia Yongye Fumin Biotechnology Co., Ltd. (“Yongye Fumin”), with registered capital of $14,731,880 (equivalent to RMB 100 million). Yongye Fumin is to be engaged in the manufacturing and sale of fulvic acid based liquid and powder nutrient compounds. Yongye Fumin was established to expand the production capacity for fulvic acid based liquid and powder nutrient compounds, and to produce humic acid using lignite coal (see note 10). The construction of the production plant of Yongye Fumin, which is located in Wuchuan County, was completed in the fourth quarter of 2010.
NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the financial statements of the Company and its subsidiaries. The accompanying consolidated balance sheet as of December 31, 2010 includes Yongye International, Inc. and its subsidiaries namely Fullmax, ASO, Yongye Nongfeng and Yongye Fumin. The accompanying consolidated statement of income, stockholders’ equity and comprehensive income and cash flows for the year ended December 31, 2010 consist of the financial results and cash flows of Yongye International, Inc., Fullmax, ASO and Yongye Nongfeng for the year ended December 31, 2010 and the financial results and cash flows of Yongye Fumin for the period from July 20, 2010 to December 31, 2010.  The accompanying consolidated balance sheet as of December 31, 2009, and the related consolidated statement of income, stockholders’ equity and comprehensive income and cash flows for the year ended December 31, 2009 include Yongye International, Inc. and its subsidiaries namely Fullmax, ASO and Yongye Nongfeng. The accompanying consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the year ended December 31, 2008 consist of the financial results and cash flows of Yongye Nongfeng for the year ended December 31, 2008 and the financial results and cash flows of Fullmax and ASO from the period April 17, 2008 to December 31, 2008.  For the period from January 1, 2008 to April 17, 2008, the financial results and cash flows of Fullmax and ASO were not material.

All significant intercompany transactions and balances are eliminated on consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the allowance for doubtful accounts; the fair value determination of financial and equity instruments and stock compensation, the realizability of deferred tax assets and inventories; the recoverability of goodwill, intangible asset, land use right and property, plant and equipment; and accruals for income tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

LAND USE RIGHT

Land use right represents the exclusive right to occupy and use a piece of land in the PRC for a specified contractual term. Land use right is carried at cost, less accumulated amortization. Amortization is calculated using the straight-line method over the life of the right of 48 years.

REVENUE RECOGNITION

The Company recognizes revenue when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Written sales agreements, which specify price, products and quantity are used as evidence of an agreement. Customer acceptance is evidenced by acceptance note with customer’s signature.

OPERATING LEASE

The Company leases office premises under non-cancelable operating leases.  Payments made under operating leases are charged to the consolidated statements of income on a straight-line basis over the lease term.

ADVERTISING COSTS

 Advertising costs are expensed as incurred and included in selling expenses. Advertising costs for the years ended December 31, 2010, 2009 and 2008 were $27,253,854, $10,384,724 and $5,109,502, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Research and development costs for the years ended December 31, 2010, 2009 and 2008 were $4,852,004, $1,690,248 and $0, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2010, 2009 and 2008.

GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Goodwill is not amortized, but is instead tested for impairment. Goodwill is reviewed for impairment annually in accordance with the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The Company performs its annual impairment review of goodwill at each September 30, and when a triggering event occurs between annual impairment tests. No impairment of goodwill was recorded for the years ended December 31, 2010 and 2009.

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

The Company recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as a component of income tax expense in the consolidated statements of income.

EMPLOYEE BENEFIT PLANS

Pursuant to relevant PRC regulations, Yongye Nongfeng and Yongye Fumin are required to make contributions to various defined contribution plans organized by municipal and provincial PRC governments. The contributions are made for each PRC employee at rates ranging from 40.8% to 42.8% on a standard salary base as determined by the local social security bureau. Contributions to the defined contribution plans are charged to the consolidated statements of income when the related service is provided. For the years ended December 31, 2010, 2009 and 2008, contributions to the defined contribution plans were $322,266, $133,367 and $31,053, respectively.

The Company has no other obligation for the payment of employee benefits associated with these plans beyond the contributions described above.

STOCK-BASED COMPENSATION

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The Company’s reporting currency is the US dollar. The financial position and results of operations of the Company’s subsidiaries in the PRC are measured using the Renminbi as the functional currency. Assets and liabilities of the subsidiaries are translated at the prevailing exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange during the period. Translation adjustments are included in the cumulative translation adjustment account in the consolidated statements of stockholders’ equity and comprehensive income.

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

The Company did not have any nonfinancial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2010, 2009 and 2008.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income as adjusted for the effect of dilutive common share equivalents, if any, by the weighted average number of common shares and dilutive common share equivalents outstanding during the year. Common share equivalents consist of nonvested shares and warrants. Common share equivalents are excluded from the computation of the diluted earnings per share when their effect would be anti-dilutive.

SEGMENT REPORTING

The Company has one operating segment, which is the manufacture and sales of fulvic acid based liquid and powder nutrient compounds. Substantially all of the Company’s operations and customers are located in the PRC. Consequently, no geographic information is presented.

The Company manufactures and sells two principal products which are plant product and animal product. Sales of plant product were $207,514,478, $91,172,988 and $44,842,062 for the years ended December 31, 2010, 2009 and 2008, respectively. Sales of animal product were $6,577,238, $6,919,854 and $3,250,209 for the years ended December 31, 2010, 2009 and 2008, respectively.

CONTINGENCIES

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605):  Multiple-Deliverable Revenue Arrangements (EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables” ). ASU 2009-13 amends FASB ASC Subtopic 605-25 to eliminate the requirement that all undelivered elements have vendor specific objective evidence of selling price (“VSOE”) or third party evidence of selling price (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Management is currently evaluating the potential impact, if any, of adopting ASU 2009-13 on the Company’s financial position and results of operations.

NOTE 3 – ACQUISITION OF SHENGMINGSU MANUFACTURING BUSINESS

In connection with the September Offering (See Note 16), the Company entered into agreements to acquire the productive assets of Shengmingsu manufacturing business from Inner Mongolia Yongye (“Acquisition”). In October 2009, the Company completed the Acquisition. Management has determined that the acquisition date of the Acquisition was the closing date or October, 2009, when all conditions precedent to the closing were met, including obtaining all the required licenses and permits from the PRC government to operate the productive assets acquired, obtaining approvals from the PRC government, and on which the Company legally transferred the 4.5% equity interest in Yongye Nongfeng to Inner Mongolia Yongye. The reason for the Acquisition was to expand the Company’s manufacturing business. The operating results of Shengmingsu manufacturing business have been included in the consolidated financial statements since that date. The transaction costs of the Acquisition were not material, and have been recorded in general and administrative expenses.

The Acquisition has been accounted for under ASC 805 using the acquisition method whereby the Company recognized the identifiable assets acquired and liabilities assumed. The excess of the cost of the acquisition over the fair value of net assets acquired has been recognized as goodwill. The acquired goodwill is not deductible for tax purpose.

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

	For the Years Ended
	December 31, 2009	December 31, 2008

Revenues	$98,092,842	$48,092,271
Net income	2,654,684	12,332,325
Net income per share attributable to Yongye International, Inc.
Basic	$0.07	$0.58
Diluted	0.07	0.46

Since the acquisition date, the revenues from Shengmingsu manufacturing business, which were all inter-company sales, were eliminated in the consolidated financial statements.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009

Accounts receivable	$26,110,813	$6,161,796
Less: allowance for doubtful accounts	-	-
Total	$26,110,813	$6,161,796

As of December 31, 2008, an allowance for doubtful accounts of $305,338 was provided against an accounts receivable that management believed to be uncollectible at that time. The allowance for doubtful accounts of $305,338 was reversed during the year ended December 31, 2009 as the total amount of the accounts receivable was repaid by the customer during the year ended December 31, 2009. No provision for allowance for doubtful accounts was recorded during the years ended December 31, 2010 and 2009 as management believes no accounts were uncollectible as of December 31, 2010 and 2009. There were no write-off of accounts receivable for the years ended December 31, 2010, 2009 and 2008.

The Company provides credit terms of up to six months to customers with well-established trading records.

NOTE 5 – INVENTORIES

Inventories at December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009

Finished goods	$50,435,480	$31,734,252
Work in progress	14,683,295	6,024,323
Raw materials	641,051	3,771,366
Consumables and packing supplies	118,221	503,320
Total	$65,878,047	$42,033,261

NOTE 6 – DEPOSITS FOR SUPPLIERS

In order to secure stock supplies of raw materials, including sodium humate and potassium humate, and packing materials, the Company makes deposits to certain suppliers. Pursuant to the purchase agreements signed with these suppliers, as of December 31, 2010, the Company paid a certain amounts as deposits. The related raw materials are expected to be delivered to the Company before the end of April 2011. As of December 31, 2010 and 2009, the deposits to suppliers amounted to $10,845,221 and $6,070,458, respectively.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009

Buildings	$13,168,830	$5,644,213
Machinery and equipment	6,567,721	1,535,189
Office equipment and furniture	484,468	356,560
Vehicles	2,110,077	2,037,130
Software	19,146	17,199
Leasehold improvements	754,085	219,388
	23,104,327	9,809,679

Less: Accumulated depreciation and amortization	1,557,175	652,764

Total	$21,547,152	$9,156,915

Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2010, 2009 and 2008 was $872,324, $545,887 and $107,498, respectively.

As of December 31, 2010, vehicles with a carrying amount of $1,034,802 were pledged as security for the long-term banks loans of $315,426 provided by the banks for the purchase of the vehicles (See Note 14).

As of December 31, 2009, vehicles with a carrying amount of $1,122,845 were pledged as security for the long-term banks loans of $532,425 provided by the banks for the purchase of the vehicles (See Note 14). As of December 31, 2009, an apartment with a carrying value of $102,551 was pledged as security for a long-term bank loan of $71,618 provided by the bank for the purchase of the apartment (See Note 14).

As of December 31, 2009, buildings with an original carrying amount of $2,718,269 were pledged as security for the short-term bank loan of $2,925,174 (See Note 13).

NOTE 8 – INTANGIBLE ASSET

Intangible asset at December 31, 2010 and 2009 consisted of the following:

	December 31, 2010
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
Amortizing intangible assets:
Customer List	9 years	$24,905,410	(1,383,634)	23,521,776
Patent	10 years	109,947	(32,984)	76,963
Total		$25,015,357	(1,416,618)	23,598,739

	December 31, 2009
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
Amortizing intangible assets:
Patent	10 years	$106,323	(21,265)	85,058
Total		$106,323	(21,265)	85,058

Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $1,360,281, $10,627 and $10,606, respectively. The estimated annual amortization expense for intangible asset in each of the next five years is $2,778,263.

On July 1, 2010, Yongye Nongfeng entered into an agreement with its provincial level distributor in Hebei Province, the PRC (“Seller”) to purchase the customer list, including the customer relationships, from Seller (“Customer List”). The acquisition of the Customer List allows Yongye Nongfeng to sell its products to sub-provincial level or regional distributors in Hebei Province directly. The consideration of the Customer List was 3,600,000 shares of common stock of the Company which was issued in July 2010 and $3 million in cash. Pursuant to the agreement, the $3 million cash consideration is payable on or before March 2011. The Customer List is amortized over a period of 9 years on a straight line basis. A straight-line method of amortization has been adopted as the pattern in which the economic benefits of the Customer List are used up cannot be reliably determined.

NOTE 9 – LAND USE RIGHT

As of December 31, 2010 and 2009, land use right represented:

	December 31, 2010	December 31, 2009

Land use right	$4,331,801	$4,188,995
Less: Accumulated amortization	113,795	22,008
Total	$4,218,006	$4,166,987

As of December 31, 2009, the land use right was pledged as security for the short-term bank loan of $2,925,174 (See Note 13).  The loan was repaid in February 2010.

NOTE 10 - PREPAYMENT FOR MINING PROJECT

On March 1, 2010, Yongye Nongfeng entered into an agreement with its major humic acid supplier, Wuchuan Shuntong Humic Acid Company Ltd. (“Vendor”), to acquire the permit for the rights to explore, develop and produce lignite coal resources (the “Mineral Right”) in a certain area of Wuchuan County. The cash consideration of the permit is approximately RMB 240 million or USD $35 million. The permit allows Yongye Nongfeng to complete all necessary administrative procedures and obtaining government approvals to acquire the Mineral Right. This includes the preparation of and obtaining government approvals of the Conservation Assessment Reports, Environment Report, Safety Assessment Report, Geologic Report, Exploration License and Geologic Exploration Report. Pursuant to the agreement, Vendor is to assist Yongye Nongfeng in completing all necessary administrative procedures and obtaining government approvals.

As of December 31, 2010, the Company has not obtained the government approvals of the Geologic Report, Exploration License and Geologic Exploration Report. The Company believes the cost to be incurred in completing the remaining administrative procedures and government approvals are not significant, and it will obtain the Mineral Right in the year ending December 31, 2011. The Company believes the acquisition of the Mineral Right will allow it to secure a long term supply of humic acid, which is a major raw material used in the manufacture of fulvic acid based liquid and powder nutrient compounds, and which is sourced from lignite coals.

NOTE 11 – OTHER ASSETS

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

The cost of these vehicles has been recorded as “Other asset” which is expensed over a five-year period.

NOTE 12 – GOODWILL

The goodwill as of December 31, 2010 and 2009 represented the excess of the consideration paid by the Company over the fair value of the net identifiable assets acquired in the Acquisition (See Note 3). The Company performed its annual goodwill impairment test and no impairment loss was recorded for the year ended December 31, 2010.

NOTE 13 – SHORT-TERM BANK LOAN

On October 9, 2009, Yongye Nongfeng obtained a short-term bank loan of $2,925,174 from China Citic Bank that bore a fixed annual interest rate of 5.31% and was due on September 26, 2010. The interest expense for the years ended December 31, 2010 and 2009 was $14,862 and $35,727, respectively. As of December 31, 2009, the short-term loan was pledged by the land use right and buildings with an original carrying amount of $4,188,995 and $2,718,269, respectively. On February 4, 2010, Yongye Nongfeng repaid the short-term bank loan, and the pledge of the land use right and buildings was released.

NOTE 14 – LONG-TERM LOANS AND PAYABLES

As of December 31, 2010 and 2009, the long-term loans consisted of the following:

	December 31, 2010	December 31, 2009

Vehicle loans-employees	$315,426	$532,425
Mortgage loan	-	71,618
Vehicle loans-distributors	525,739	272,977
Total	$841,165	$877,020

As of December 31, 2010, vehicle-employees loans of $315,426 were secured by twenty-five vehicles with initial carrying amount of $1,247,575. As of December 31, 2009, vehicle-employees loans of $532,425 were secured by twenty-six vehicles with initial carrying amount of $1,227,056. The vehicle loans are payable in monthly installments over three to five years. Interest rates on the loans range from 5.4% to 14.54% annually, and are subject to the change of the base interest rate prescribed by People’s Bank of China. The vehicle loans were obtained by individual employees of the Company after the Company made the initial down payment of the purchase price of the vehicles. The Company and the individual employees entered into trust agreements that stipulate that (i) the vehicles are legally registered under the individuals’ name, (ii) the Company has the rights of official use, (iii) the Company has the rights to the legal title of the vehicles at all times which entitles the Company to change the registered owner to the Company or appropriated third party at any time, (iv) the Company assumes the risk of loss, damage, penalty and other obligations related to the operation and ownership of the vehicle not caused at the individuals’ fault, (v) the individuals have no right to sell, lease, lend or pledge the vehicles to any other person or entity, and (vi) the Company is obligated to repay the loans in full, and assumes the related repairs, maintenance, insurance and taxes. Consequently, the Company has recognized the cost of the vehicles as assets and the loans as liabilities in its consolidated balance sheet.

Vehicle loans-distributors represented loans that were initially obtained by the distributors from banks and financial institutions. The Company and the distributors entered into agreements, pursuant to which the Company would assume the full repayment of the loans on behalf of these distributors in exchange for the distributors agreeing to comply with certain sales conditions (See Note 11). The loans have two or three years terms and are payable in monthly installments. Interest rates on the loans range from 5.40% to 13.20% annually, subject to the change of the base interest rate prescribed by People’s Bank of China.

The aggregate maturities of the long-term loans and payables for each of the five years subsequent to December 31, 2010 are: $457,880 in 2011, $297,778 in 2012, $67,183 in 2013, $17,553 in 2014, and $771 in 2015.

NOTE 15-OTHER PAYABLES

Other payables as of December 31, 2010 mainly represented cash consideration payable of $3,082,353 for the acquisition of Customer List (See Note 8), and payables of $1,852,473 for the construction of the production plant in Yongye Fumin.

NOTE 16- CAPITAL STOCK

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

On May 8, 2009, the Company entered into a securities purchase agreement with certain investors (the “May Investors”), for the sale in a private placement of an aggregate of 5,834,083 shares of the Company’s common stock, par value $0.001 per share (the “May Shares”) for aggregate gross proceeds equal to $8,984,595 (the “May Offering”).

On December 17, 2009, the Company entered into an underwriting agreement with Roth Capital Partners, LLC (“Roth”) and Oppenheimer and Company Inc. (the “Underwriters”), pursuant to which the Company agreed to issue and sell 8,000,000 shares of common stock (the “Firm Stock”), par value $0.001 per share, to the Underwriters at a price per share of $7.50 (the ”December Offering”). The sale of the Firm Stock was priced on December 17, 2009 and closed on December 22, 2009. The aggregate proceeds from the offering were $60,000,000. Underwriting discounts and commissions and offering expenses were $3,692,000 and were recorded as a reduction of additional paid-in capital.

The Company also granted the Underwriters an option to purchase up to an additional 1,200,000 shares to cover over-allotments, if any, at the same price as the Firm Stock. On December 31, 2009 the Underwriters agreed to purchase the over-allotment for gross proceeds of $9,000,000, which after net of commissions and discounts of $450,000 was received on January 4, 2010.

In connection with the acquisition of Customer List (See note 8), the Company issued 3,600,000 shares of common stock of the Company in July 2010 to the Seller as part of the consideration.

In October 2010, the Company granted 1,183,667 restricted shares to management and independent directors of the Company in accordance with Yongye International, Inc. 2010 Omnibus Securities and Incentive Plan, as an incentive to such individuals to promote the success of the Company’s business. The restricted shares are scheduled to vest in April 2011. Management was granted 1,137,000 shares on October 8, 2010, and the independent directors were granted 46,667 shares on October 15, 2010 (see below). As of December 31, 2010, the shares are not yet vested and not included in the Company’s common stock.

Warrants

Concurrent with the April Investor Shares, the Company issued 1,623,905 warrants to purchase 1,623,905 shares of the Company’s common stock (the “April Warrants”) to the April Investors as an inducement to the April Offering. The warrants issued have a five-year exercise period with an initial exercise price of $1.848. In addition, 649,562 warrants were issued to Roth as the placement agent with terms and exercise price identical to the warrants issued to the April Investors.

Concurrent with the September Investor Shares, the Company issued 1,518,253 warrants to purchase 1,518,253 shares of the Company’s common stock (the “September Warrants”) to the September Investors as an inducement to the September Offering. The warrants issued have a five-year exercise period with an initial exercise price of $1.848. In addition, 607,301 warrants were issued to Roth as the placement agent with terms and exercise price identical to the warrants issued to the September Investors.

On September 12, 2008, Roth executed an irrevocable cashless exercise of its warrants and was issued 686,878 shares of common stock of the Company. In exchange for the issuance of 354,987 shares, Roth surrendered 649,562 warrants received in the April Offering; and in exchange for the issuance of 331,891 shares, Roth surrendered 607,301 warrants received in the September Offering.

Concurrent with the offering of the “May Shares”, the Company issued to Roth as the placement agent, 246,224 warrants (“May Warrants”).  The warrants have a five-year exercise period and an initial exercise price of $1.848. On November 9, 2009, Roth executed an irrevocable cashless exercise of all the “May Warrants”. The Company issued 198,247 shares of common stock of the Company in exchange for the surrender of all the May Warrants.

During the year ended December 31, 2009, 2,939,183 “April Warrants” and “September Warrants” were exercised by several April Investors and September Investors, some of whom elected cashless exercise. In connection with the exercises, the Company issued 2,539,653 shares of common stock and received $526,611 from warrant holders that cash exercised.

During the year ended December 31, 2010, 54,803 “April Warrants” and “September Warrants” were exercised by April Investors and September Investors. In connection with the exercise, the Company issued 54,803 shares of common stock and received $84,397 from warrant holders that cash exercised.

According to the terms of these warrants, the Company could be required to pay cash to the warrant holders under certain events that are not within the control of the Company.  Specifically, upon the occurrence of certain “fundamental transactions” as defined, the warrant holders (but not the shareholders of the Company’s common stock) are entitled to receive cash equal to the value of the warrants to be determined based on an option pricing model and certain specified assumptions set forth in the warrant agreement.  In addition, the terms of the warrants include a “down-round” provision under which the exercise price could be affected by future equity offerings undertaken by the Company.  If the Company issues any common stock or common stock equivalents, as defined, at any time the warrants are outstanding, at an effective price less than the then warrant exercise price, the exercise price of warrants will be reduced to the effective price of newly issued common stock or common stock equivalents.  In the “May Offering”, the Company issued new common stock at a price of $1.54 per share and accordingly, the exercise price of the April Warrants and the September Warrants was reduced to $1.54 per share.  The exercise price of the May Warrants ($1.848) was not affected but is also subject to potential down-round adjustments in future periods. As of December 31, 2010, there were 148,172 warrants outstanding, of which 48,714 and 99,458 warrants will expire if unexercised by April 2013 and September 2013, respectively. As of December 31, 2009, there were 202,975 warrants outstanding, of which 81,190 and 121,785 warrants will expire if unexercised by April 2013 and September 2013, respectively.

The potential cash payments and the down-round provision preclude the classification of these warrants as equity classification. Accordingly, the warrants are accounted for as a liability and adjusted to fair value through earnings at each reporting date. The loss resulting from the increase in fair value of warrants was $41,212 and $24,009,802 for the years ended December 31, 2010 and 2009, respectively. The gain resulting from the decrease in fair value of warrants was $2,118,797 for the year ended December 31, 2008.

The estimated fair values of the warrants issued to April Investor and September Investor were determined at December 31, 2010 and 2009 using Binominal Option Pricing Model with Level 2 inputs. The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were measured at fair value on a recurring basis as of December 31, 2010 and 2009.

	Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2010	Total	Level 1	Level 2	Level 3

Liabilities at fair value:
Derivative liabilities—warrants	$1,036,268	-	$1,036,268	-

	Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2009	Total	Level 1	Level 2	Level 3

Liabilities at fair value:
Derivative liabilities—warrants	$1,380,205	-	$1,380,205	-

The fair values of the warrants are summarized as follows:

	April Warrants	September Warrants
Fair value of warrant per share (US$) at:
Date of issuance	$1.07	$2.08
December 31, 2009	$6.78	$6.81
December 31, 2010	$6.97	$7.00

The fair values of the warrants outstanding as of December 31, 2010 and 2009 were determined based on the Binominal option pricing model, using the following key assumptions:

	December 31, 2010		December 31, 2009
	April Warrants	September Warrants	April Warrants	September Warrants

Expected volatility	67.5%	67.0%	61.0%	60.0%

Expected dividends yield	0%	0%	0%	0%

Time to maturity	2.3 years	2.7 years	3.3 years	3.7 years

Risk-free interest rate per annum	1.483%	1.483%	2.218%	2.218%

Fair value of underlying common shares (per share)	$8.40	$8.40	$8.13	$8.13

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

The purpose of the September Escrow Shares was an inducement made to facilitate the offering, and not part of a compensatory arrangement to management. The escrow shares were not cancellable due to the discontinued employment of any management of the Company.

In June 2010, both Make Good Escrow Shares and Restructuring Make Good Shares were released to Full Alliance.

Stock-based compensation

Pursuant to the 2010 Omnibus Securities and Incentive Plan (the “Plan”), which was approved by the stockholders of the Company in the annual meeting held on June 11, 2010, the Company was authorized to issue up to 1,500,000 shares of the Company’s common stock in any calendar to the selected executives, key employees and directors. The purpose of the Plan is to provide incentives to such individuals to promote the success of the Company’s business.

In October 2010, the Company granted 1,183,667 restricted shares to management and independent directors of the Company in accordance with the Plan. The restricted shares are scheduled to vest in April 2011. Management was granted 1,137,000 shares on October 8, 2010, and the independent directors were granted 46,667 shares on October 15, 2010.

A summary of the status of the Company’s shares as of December 31, 2010, and changes during the years ended December 31, 2010, is presented below:

		Weighted average
		grant-date
Restricted shares	Shares	fair value
Balance at January 1, 2010	-	$-
Granted	1,183,667	9,261,239
Vested	-	-
Forfeited	-	-
Balance at December 31, 2010	1,183,667	$9,261,239

At December 31, 2010, there was $4,950,599 of total unrecognized compensation cost related to unvested shares granted under the Plan. That cost is expected to be recognized over a weighted average period of approximately 3 months. The total stock-based compensation cost recognized in the statement of income for the year ended December 31, 2010 was $4,310,640.

NOTE 17 – STATUTORY RESERVE

Yongye Nongfeng and Yongye Fumin are required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principal in the PRC to a statutory surplus reserve until the reserve balance reaches 50% of its registered capital. For the years ended December 31, 2010, 2009 and 2008, Yongye Nongfeng made appropriations to this statutory reserve of $5,849,504, $2,723,445 and $1,342,125, respectively. The accumulated balance of the statutory reserve of Yongye Nongfeng as of December 31, 2010 and 2009 was $9,915,074 and $4,065,570, respectively.As Yongye Fumin incurred operating loss for the year ended December 31, 2010, no appropriation to statutory reserve was made.

In accordance with the PRC laws and regulations, Yongye Nongfeng is restricted in its ability to transfer a portion of its net assets to the Company in the form of dividends, which amounted to $9,419,321, representing the amount of accumulated balance of statutory reserve of Yongye Nongfeng attributable to the Company as of December 31, 2010.

NOTE 18 – INCOME TAXES

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

Hong Kong

ASO is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5% from 2008 to 2010. ASO did not earn any income that was derived in Hong Kong for the years ended December 31, 2010, 2009 and 2008, and therefore was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiaries are subject to PRC income tax at 25%, unless otherwise specified. According to the approval from the tax authority in the city level of Hohhot in Inner Mongolia Autonomous Region, Yongye Nongfeng was assessed to use the deemed profit method to determine the amount of income tax provision for the period from April 1, 2008 to December 31, 2008. Under the deemed profit method, Yongye Nongfeng was subject to income tax at 25% on its deemed profit which was determined based on its revenue less 95% deemed expenses. Pursuant to an approval from the Inner Mongolia Autonomous Region National Tax Authority on December 11, 2009, Yongye Nongfeng, being a foreign investment enterprise located in the Western Region of the PRC, was entitled to a preferential income tax rate of 15% for the years ended December 31, 2009 and 2010.

The components of earnings (losses) before income taxes are as follows:

	For the Years Ended
	December 31, 2010	December 31, 2009	December 31, 2008

PRC, excluding Hong Kong	$68,768,959	$32,231,552	$14,285,546
U.S.	(4,351,878)	(24,009,820)	1,421,735
Hong Kong	(2,217,243)	(724,420)	(429,843)
Total	$62,199,838	$7,497,312	$15,277,438

Income tax expense for the years ended December 31, 2010, 2009 and 2008 represents PRC current income tax expense and deferred tax benefit:

	For the Years Ended
	December 31, 2010	December 31, 2009	December 31, 2008

Current income tax expense	$11,022,624	$4,997,105	$864,292
Deferred tax benefit	(154,767)	-	-
	$10,867,857	$4,997,105	$864,292

Reconciliation between income tax expense and the amounts computed by applying the PRC statutory tax rate of 25% to earnings before income tax expense is as follows:

	For the Years Ended
	December 31, 2010	December 31, 2009	December 31, 2008

Computed expected tax expense	$15,549,959	$1,874,328	$3,819,360
Non-taxable income	-	-	(943,164)
Non-deductible expenses	2,459,895	8,445,234	-
Tax rate differential	(7,142,006)	(5,322,463)	(2,392,626)
Change in valuation allowance	9	6	380,722
Income tax expense	$10,867,857	$4,997,105	$864,292

The PRC tax rate has been used because the majority of the Company’s consolidated pre-tax earnings arise in the PRC.

Included in the non-deductible expenses mainly represented the tax effects of changes in fair value of derivative liabilities and stock-based compensation, which the Company determined such expenses to be non-deductible.

As of December 31, 2010 and 2009, significant temporary differences between the tax basis and financial statement basis of accounting for assets and liabilities that gave rise to deferred taxes were principally related to the following:

	December 31, 2010	December 31, 2009

Deferred tax assets:
Tax loss carryforwards	$547,993	$389,309
Less: valuation allowance	(389,318)	(389,309)
Deferred tax assets, net	$158,675	$-

Classification on consolidated balance sheets:
Deferred tax assets - current	$158,675	$-

The Company’s net deferred tax assets of $158,675 as of December 31, 2010 represents tax loss carryforwards of $619,069 from Yongye Fumin, which is expected to be realized in the year ending December 31, 2011. Such tax loss would expire on December 31, 2015, if unused. For United States federal income tax purposes, the Company had tax loss carryforwards of approximately $1,145,053, of which $25,238, $1,119,771, $18 and $26 would expire on December 31, 2027, 2028, 2029 and 2030, respectively, if unused. Management determines it is more likely than not that such deferred tax assets will not be realized, and therefore, full valuation allowances were provided as of December 31, 2010 and 2009. The increase in valuation allowance during the years ended December 31, 2010, 2009 and 2008 were $9, $6 and $380,722. In assessing the realizability of deferred tax assets from tax loss carryforwards, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which the tax loss carryforwards are utilized. The Company considers projected future taxable income and tax planning strategies in making its assessment.  Management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets, net of the valuation allowances, as of December 31, 2010.

According to the prevailing PRC income tax law and its relevant regulations, dividends receivable by non-PRC-resident enterprises from PRC-resident enterprises are subject to withholding tax at 10%, unless reduced by tax treaties or similar arrangement, on earnings accumulated beginning on January 1, 2008. Undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. The Company’s distributions from its PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable qualified foreign tax credits. Due to the Company’s policy of reinvesting its earnings in its PRC business, the Company has not provided for deferred tax liabilities amounting to $28,813,643 and $11,818,612 (which does not include any potential qualified foreign tax credits or potential PRC dividend withholding taxes), for U.S. federal income tax purposes on its PRC subsidiaries’ undistributed earnings as of December 31, 2010 and 2009, respectively.

The Company and its subsidiaries mainly file income tax returns in the United States and the PRC. The Company is subject to U.S. federal income tax examination by tax authorities for tax years beginning in 2007.  According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than RMB100,000 ($15,000). In the case of transfer pricing issues, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. The PRC tax returns for the Company’s PRC subsidiary are open to examination by the PRC state and local tax authorities for the tax years beginning in 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits in the PRC for the years ended December 31, 2008, 2009 and 2010 is as follows:

	For the Years Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Balance as at Januray 1	$-	-	-
Additions based on tax positions
related to the prior year	3,885,856	-	-

Balance as at December 31	$3,885,856	-	-

Included in the balance of unrecognized tax benefits as of December 31, 2009 and 2010 are potential benefits of nil and $3,886,856, respectively, if recognized, would affect the effective tax rate. The unrecognized tax benefits represent the difference between the income tax provision computed in accordance with the relevant tax regulations and the income tax provision computed under the deemed profit method that was used in filing the 2009 tax return as requested by the local authority. Such difference was recorded in the statement of income for the year ended December 31, 2009. Management of the Company does not expect the amount of the unrecognized tax benefits will change significantly within the next twelve months. No interest and penalty expenses were recorded for the years ended December 31, 2009 and 2010.

NOTE 19 – FAIR VALUE MEASUREMENTS

	December 31, 2010		December 31, 2009
	Carrying		Carrying
	amount	Fair value	amount	Fair value
Financial assets:
Cash	$41,913,469	$41,913,469	$65,518,181	$65,518,181
Restricted cash	40,000	40,000	-	-
Accounts receivable	26,110,813	26,110,813	6,161,796	6,161,796
Other receivables	760,377	760,377	383,841	383,841

Financial liabilities:
Short-term bank loan	$-	$-	$2,925,174	$2,925,174
Long-term loans and payables - current portion	457,880	457,880	331,693	331,693
Accounts payable - related party	-	-	880,026	880,026
Accounts payable - third parties	6,127,606	6,127,606	344,774	344,774
Accrued expenses	3,024,235	3,024,235	479,609	479,609
Due to a related party	-	-	1,663,191	1,663,191
Other payables	5,310,517	5,310,517	553,286	553,286
Derivative liabilities	1,036,268	1,036,268	1,380,205	1,380,205
Long-term loans and payables	383,285	383,285	545,327	545,327

The fair values of the financial instruments shown in the above table as of December 31, 2010 and 2009 represent the estimated amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash, restricted cash, accounts receivable, other receivables, short-term bank loan, long-term loans and payables – current portion, accounts payable, accrued expenses, due to a related party and other payables: The carrying amounts approximate fair value because of the short maturity of these instruments.

Derivative liabilities: The method and assumptions used to estimate the fair value of derivative liabilities are set out in Note 15.

Long-term loans and payables: The fair value of the Company’s long-term loans is estimated by discounting future cash flows using current market interest rates offered to the Company and its subsidiaries for debts with substantially the same characteristics and maturities.

NOTE 20 – COMMITMENTS

The Company entered into an operating lease for an office space in Beijing, PRC for the period from January 1, 2008 to December 31, 2010. In December 2010, the Company entered into a new operating lease for the same office space. The new lease term is from January 1, 2011 to December 31, 2013. The lease expense for the Beijing office was $233,767, $223,403 and $227,606 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, minimum lease payments for each of next three years under non-cancellable operating lease agreement is $252,345 or an aggregated amount of $757,035. There is no minimum lease payment in the next fourth and fifth year.

NOTE 21 – RELATED PARTY TRANSACTIONS AND BALANCES

During the year ended December 31, 2010, the Company sold three vehicles with net book value of $135,191 and an apartment with net book value of $102,263 to Inner Mongolia Yongye. In addition, the long-term loans of $144,513 that were secured by these assets were assumed by Inner Mongolia Yongye. Upon disposal, no gain or loss was recorded and the Company received cash of $92,941.

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

As of December 31, 2009, accounts payable to related party of $880,026 represented the payable for the purchase of inventories from Inner Mongolia Yongye. The amount was repaid during the year ended December 31, 2010.

For the year ended December 31, 2009, the Company sold fulvic acid plant based products of $2,221,936 to Hubei Longshangxing Xinnongcun Fuwu Youxiangongsi, which is 51% owned by Inner Mongolia Yongye.

As of December 31, 2009, the amount due to a related party was $1,663,191 which mainly represented the payable for the Acquisition from Inner Mongolia Yongye (See Note 3). The Company repaid the amount during the year ending December 31, 2010.

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

Yongye Nongfeng and Inner Mongolia Yongye entered a series of lease arrangements to lease land, buildings and equipment to and from each other as follows:

•
On June 1, 2008, a land lease agreement was entered into in which Yongye Nongfeng would lease land of 74,153 square meters from Inner Mongolia Yongye from June 1, 2008 to May 31, 2009. On June 1, 2009, upon the expiry of this agreement, Yongye Nongfeng and Inner Mongolia Yongye entered into another lease agreement in which Yongye Nongfeng would lease a land of 79,920 square meters and a production building from Inner Mongolia Yongye from June 1, 2009 to October 10, 2009. The lease agreement was not renewed upon expiration.

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

Pursuant to these agreements, both Yongye Nongfeng and Inner Mongolia Yongye did not charge any rental to each other for the lease.  Additionally, the estimated rental income to be received and the rental expense to be paid by the Yongye Nongfeng were not material to the Company’s 2009 and 2008 results of operations and therefore have not been included.

NOTE 22 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per share for the periods indicated:

	For the Years Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Numerator used in basic net income per share:
Net income attributable to Yongye International, Inc.	$48,436,926	$2,195,651	$13,310,758
Increase/(decrease) in fair value of derivative liabilities	41,212	-	(2,118,797)
Numerator used in diluted net income per share	48,478,138	2,195,651	11,191,961

Weighted average shares:

Basic	46,119,772	31,324,830	19,599,054
Effect of dilutive common share equivalents:
Warrants	119,058	-	507,379
Nonvested shares	70,094	-	-

Diluted	46,308,924	31,324,830	20,106,433

Net income per ordinary share-basic	$1.05	$0.07	$0.68
Net income per ordinary share-diluted	$1.05	$0.07	$0.56

As of December 31, 2009, the Company had 202,975 warrants outstanding that could potentially dilute basic earnings per share in the future, but excluded in the computation of diluted earnings per share as their effect would have been anti-dilutive.

NOTE 23 - CONCENTRATIONS AND CREDIT RISKS

At December 31, 2010 and 2009, the Company held cash in banks of approximately $41,953,469 and $65,518,181, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institution in the PRC with acceptable credit rating.

Five major customers accounted for 56% and one major customer accounted for 16% of the Company’s total revenue for the year ended December 31, 2010. Five major customers accounted for 82% and one major customer accounted for 30% of the Company’s total revenue for the year ended December 31, 2009. Five major customers accounted for 92% and one major customer accounted for 43% of the Company’s total revenue for the year ended December 31, 2008. The Company’s total revenue to five major customers were $119,771,911, $80,274,006 and $44,109,814 for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, all these major customers are distributors in the PRC agriculture industry.

For the year ended December 31, 2010			For the year ended December 31, 2009			For the year ended December 31, 2008
Largest	Amount of	% Total	Largest	Amount of	% Total	Largest	Amount of	% Total
Customers	Sales	Sales	Customers	Sales	Sales	Customers	Sales	Sales
Customer A	$33,173,293	16%	Customer B	$29,004,998	30%	Customer B	$20,541,267	43%
Customer B	32,633,201	15%	Customer D	18,534,320	19%	Customer F	6,886,624	14%
Customer C	20,069,116	9%	Customer A	16,745,156	17%	Customer H	6,291,070	13%
Customer D	18,578,908	9%	Customer F	9,950,840	10%	Customer D	5,663,011	12%
Customer E	15,317,393	7%	Customer G	6,038,692	6%	Customer C	4,727,842	10%
Total	$119,771,911	56%	Total	$80,274,006	82%	Total	$44,109,814	92%

Three major suppliers accounted for 84% ($93,942,714) and one major supplier accounted for 58% ($64,192,813) of the Company’s inventory purchase for the year ended December 31, 2010. Three major suppliers accounted for 94% ($62,501,054) and one major supplier accounted for 50% ($33,048,126) of the Company’s inventory purchase for the year ended December 31, 2009. Inner Mongolia Yongye was the Company’s only vendor who provided 100% ($43,509,906) of the Company’s purchased finished goods for the year ended December 31, 2008. If these suppliers terminate their supply relationship with the Company, the Company may be unable to purchase sufficient raw materials on acceptable terms which may adversely affect the Company’s results of operations.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. In addition, the Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, rates and methods of taxation, and pertaining to the extraction of mining resources, among other things.

NOTE 24 – Unaudited Quarterly Financial Data

	For the Quarters Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010

Sales	$24,934,716	$89,414,388	$71,752,069	$27,990,543
Earnings before income tax expense	5,573,230	30,276,249	22,246,474	4,103,885
Income tax expense	944,488	4,738,834	3,705,985	1,478,550
Net Income	4,628,742	25,537,415	18,540,489	2,625,335

Earnings per share:
Basic	$0.10	$0.54	$0.37	$0.05
Diluted	$0.10	$0.54	$0.37	$0.05

Weighted average shares:
Basic	44,532,241	44,578,011	47,130,522	48,187,044
Diluted	44,696,427	44,696,725	47,248,570	48,584,755

	For the Quarters Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009

Sales	$12,435,775	$46,271,544	$29,279,473	$10,106,050
Earnings before income tax expense	3,480,753	10,699,683	(3,906,190)	(2,776,934)
Income tax expense	155,447	4,591,776	3,089,047	(2,839,165)
Net income/(loss)	3,325,306	6,107,907	(6,995,237)	62,231

Earnings per share:
Basic	$0.12	$0.20	$(0.22)	$(0.00)
Diluted	$0.12	$0.20	$(0.22)	$(0.00)

Weighted average shares:
Basic	26,760,258	30,222,243	32,730,054	35,471,826
Diluted	26,760,258	30,222,243	32,730,054	35,471,826

Note 25 – Yongye International, Inc. (Parent Company)

The following represents condensed unconsolidated financial information of the Parent Company only:

Condensed Balance Sheets

	December 31, 2010	December 31, 2009

Investment in and amount due from subsidiary	$216,251,471	$127,293,629
Total Assets	216,251,471	127,293,629

Derivative Liabilities – fair value of warrants	1,036,268	1,380,205
Total Liabilities	1,036,268	1,380,205

Total Equity	215,215,203	125,913,424

Total Liabilities and Equity	$216,251,471	$127,293,629

Condensed Statement of Income

	For the Years Ended
	December 31, 2010	December 31, 2009	December 31, 2008

Equity in income of subsidiaries	52,788,804	26,205,471	11,889,023
General and administrative expenses	(4,310,640)	-	(1,199)
Other expenses	(26)	(18)	(695,863)
Change in fair value of derivative liabilities	(41,212)	(24,009,802)	2,118,797
Profit before income tax expense	48,436,926	2,195,651	13,310,758
Income tax expense	-	-	-
Net Income	48,436,926	2,195,651	13,310,758

Condensed Statement of Cash Flows

	For the Years Ended
	December 31, 2010	December 31, 2009	December 31, 2008

Net cash used in operating activities	-	-	-
Net cash used in investing activities	(8,634,397)	(65,018,750)	(17,897,091)
Net cash provided by financing activities	8,634,397	65,018,750	17,888,991
Net decrease in cash	-	-	(8,100)
Cash at beginning of year	-	-	8,100
Cash at end of year	-	-	-