Form 10-Q
period 2011-03-31
Yongye International, Inc.
filed 2011-05-09
CIK 1398551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File Number 000-51200

Yongye International, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8051010
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

As of May 6, 2011, there were 49,370,711 shares of common stock, par value $.001 per share, issued and outstanding.

ii

PART I.

Financial Information

ITEM 1.	Financial Statements

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	Note	March 31, 2011	December 31, 2010
Current assets
Cash		$44,553,149	$41,913,469
Restricted cash		40,000	40,000
Accounts receivable, net of allowance for doubtful accounts	3	26,940,846	26,110,813
Inventories	4	75,457,724	65,878,047
Deposits to suppliers	5	12,642,327	10,906,295
Prepaid expenses		1,599,573	733,429
Other receivables		304,161	760,377
Deferred tax assets, net	15	226,958	158,675
Total Current Assets		161,764,738	146,501,105

Property, plant and equipment, net	6	21,977,275	21,547,152
Intangible asset, net	7	23,084,681	23,598,739
Land use right, net	8	4,228,310	4,218,006
Prepayment for mining project	9	34,420,207	34,151,063
Other assets	10	7,251,037	7,325,049
Goodwill		10,365,977	10,284,922
Total Assets		$263,092,225	$247,626,036

Current liabilities
Long-term loans and payables - current portion	11	$474,460	$457,880
Accounts payable		7,462,481	6,127,606
Income tax payable		7,169,781	6,137,119
Advance from customers		653,611	60,841
Accrued expenses		3,688,491	3,024,235
Other payables	12	1,942,706	5,310,517
Derivative liabilities - fair value of warrants	13	706,116	1,036,268
Total Current Liabilities		22,097,646	22,154,466

Long-term loans and payables	11	447,959	383,285
Total Liabilities		22,545,605	22,537,751

Equity
Common stock: par value $.001; 75,000,000 shares authorized; 48,187,044 shares issued and outstanding at March 31, 2011 and December 31, 2010		48,187	48,187
Additional paid-in capital		149,179,573	144,599,839
Retained earnings		72,309,799	63,943,371
Accumulated other comprehensive income		8,370,567	6,623,806
Total equity attributable to Yongye International, Inc.		229,908,126	215,215,203
Noncontrolling interest		10,638,494	9,873,082
Total Equity		240,546,620	225,088,285

Commitments	17

Total Liabilities and Equity		$263,092,225	$247,626,036

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

		For the Three Months Ended
	Note	March 31, 2011	March 31, 2010

Sales		$50,221,211	$24,934,716

Cost of sales		22,921,284	11,077,957

Gross profit		27,299,927	13,856,759

Selling expenses		7,681,320	6,288,003

Research and development expenses		1,052,980	100,565

General and administrative expenses		7,278,305	1,851,254

Income from operations		11,287,322	5,616,937

Other income/(expenses)
Interest expense		(18,111)	(30,283)
Interest income		10,304	22,825
Other income/(expense), net		75,059	(48,783)
Change in fair value of derivative liabilities	13	330,152	12,534

Total other income/(expenses), net		397,404	(43,707)

Earnings before income tax expense		11,684,726	5,573,230

Income tax expense	15	2,632,792	944,488

Net income		9,051,934	4,628,742

Less: Net income attributable to the noncontrolling interest		685,506	257,449

Net income attributable to Yongye International, Inc.		$8,366,428	$4,371,293

Earnings per share:
Basic	19	$0.17	$0.10
Diluted	19	$0.16	$0.10

Weighted average shares used in computation:
Basic	19	48,187,044	44,532,241
Diluted	19	49,118,714	44,696,427

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011

		Common Stock					Equity
						Accumulated	attributable to
		Shares of	Common	Additional		Other	Yongye
		Common	Stock	Paid-in	Retained	Comprehensive	International,	Noncontrolling	Total
	Note	Stock	Amount	Capital	Earnings	Income	Inc.	Interest	Equity
Balance as of January 1, 2011		48,187,044	$48,187	$144,599,839	63,943,371	6,623,806	215,215,203	9,873,082	225,088,285
Net income		-	-	-	8,366,428	-	8,366,428	685,506	9,051,934
Foreign currency exchange translation adjustment, net of nil income taxes		-	-	-	-	1,746,761	1,746,761	79,906	1,826,667
Comprehensive income							10,113,189	765,412	10,878,601
Stock compensation to management and independent directors	13	-	-	4,579,734	-	-	4,579,734	-	4,579,734
Balance as of March 31, 2011		48,187,044	$48,187	$149,179,573	72,309,799	8,370,567	229,908,126	10,638,494	240,546,620

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,051,934	$4,628,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,554,540	357,170
Change in fair value of derivative liabilities	(330,152)	(12,534)
Stock compensation expense	4,579,734	-
Deferred tax assets benefit	(66,826)	-
Changes in operating assets and liabilities:
Accounts receivable	(622,328)	(2,611,556)
Inventories	(9,032,544)	(4,134,389)
Deposit to suppliers	(1,633,926)	132,734
Prepaid expenses	(857,985)	(230,217)
Other receivables	460,782	60,371
Other assets	(110,491)	(2,563,580)
Accounts payable	1,282,613	3,688,858
Income tax payable	981,259	818,179
Advance from customers	590,464	2,149
Accrued expenses	662,972	415,120
Other payables	90,616	(38,885)

Net Cash Provided by Operating Activities	6,600,662	512,162

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for intangible asset	(3,000,000)	-
Prepayment for mining project	-	(20,019,368)
Proceeds from sale of property, plant and equipment	-	92,629
Purchase of property, plant and equipment	(1,115,376)	(1,068,030)
Net Cash Used in Investing Activities	(4,115,376)	(20,994,769)

The accompanying notes are an integral part of these unaudited consolidated financial statements

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the the Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	-	400,280
Repayment of long-term loans and payables	(139,071)	(81,665)
Repayment of short term loans	-	(2,925,675)
Proceeds from common stock and warrants issued and warrants exercised	-	8,550,000
Net Cash (Used in)/Provided by Financing Activities	(139,071)	5,942,940

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	293,465	10,652
NET INCREASE /(DECREASE) IN CASH	2,639,680	(14,529,015)
Cash and cash equivalent at beginning of period	41,913,469	65,518,181
Cash and cash equivalent at end of period	$44,553,149	$50,989,166

Supplemental cash flow information:
Cash paid for income taxes	1,718,358	126,310
Cash paid for interest expense	18,111	34,962

Noncash investing and financing activities:
During the three months ended March 31, 2011 and March 31, 2010, the Company acquired certain other assets of $213,467 and $400,280 by assuming long-term loans.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

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

In connection with the September Offering (See Note 13), the Company entered into agreements to acquire the productive assets of Shengmingsu manufacturing business from Inner Mongolia Yongye (the “Acquisition”). In October, 2009, the Company completed the Acquisition. The consideration paid for the Acquisition consisted of cash of $4.7 million and 4.5% equity interests in Yongye Nongfeng. After the Acquisition, Inner Mongolia Yongye and ASO became 5% and 95% equity interest owner of Yongye Nongfeng, respectively.

On July 20, 2010, Yongye Nongfeng set up a wholly-owned subsidiary, Inner Mongolia Yongye Fumin Biotechnology Co., Ltd. (“Yongye Fumin”), with registered capital of $14,731,880 (equivalent to RMB 100 million). Yongye Fumin is to be engaged in the manufacturing and sale of fulvic acid based liquid and powder nutrient compounds. Yongye Fumin was established to expand the production capacity for fulvic acid based liquid and powder nutrient compounds, and to produce humic acid using lignite coal (See Note 9). The construction of the production plant of Yongye Fumin, which is located in Wuchuan County, was completed in the fourth quarter of 2010.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The December 31, 2010 consolidated balance sheet was derived from the audited consolidated financial statements of the Company. The accompanying unaudited consolidated financial statements should be read in conjunction with the December 31, 2010 audited consolidated financial statements of the Company included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2011, and the results of operations and cash flows for the three months ended March 31, 2011 and 2010, have been made.

The Company’s business is subject to seasonal variations; thus, the results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results for the full fiscal year ending December 31, 2011. Generally, the second and third quarters are peak sales periods, and first and fourth quarters are low sales periods for the Company.

All significant intercompany transactions and balances are eliminated on consolidation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables”). ASU 2009-13 amends FASB ASC Subtopic 605-25 to eliminate the requirement that all undelivered elements have vendor specific objective evidence of selling price (“VSOE”) or third party evidence of selling price (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU No. 2009-13 did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update (“ASU”) No. 2010-13 was issued in April 2010, and clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The adoption of ASU No. 2010-13 did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010

Accounts receivable	$26,940,846	$26,110,813
Less: allowance for doubtful accounts	-	-
Total	$26,940,846	$26,110,813

No provision for allowance for doubtful accounts was recorded as of March 31, 2011 and December 31, 2010 as management believes no accounts are uncollectible as of March 31, 2011 and December 31, 2010. There were no write-off of accounts receivable for the three months ended March 31, 2011 and December 31, 2010.

The Company provides credit terms of up to six months to customers with well-established trading records.

NOTE 4 – INVENTORIES

Inventories at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010

Finished goods	$60,922,728	$50,435,480
Work in progress	13,865,635	14,683,295
Raw materials	476,020	641,051
Consumables and packing supplies	193,341	118,221
Total	$75,457,724	$65,878,047

NOTE 5 – DEPOSITS TO SUPPLIERS

In order to secure stock supplies of raw materials, including sodium humate and potassium humate, and packing materials, the Company makes deposits to certain suppliers. Pursuant to the purchase agreements signed with these suppliers, as of March 31, 2011, the Company paid a certain amounts as deposits. The related raw materials are expected to be delivered to the Company before the end of June 2011. As of March 31, 2011 and December 31, 2010, the deposits to suppliers for raw materials amounted to $12,456,052 and $10,845,221, respectively, and deposits to different service providers of $186,275 and $61,074, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010

Buildings	$13,685,020	$13,168,830
Machinery and equipment	6,663,624	6,567,721
Office equipment and furniture	468,888	484,468
Vehicles	2,126,706	2,110,077
Software	19,296	19,146
Leasehold improvements	875,213	754,085
Construction in progress	87,645	-
	23,926,392	23,104,327
Less: Accumulated depreciation and amortization	1,949,117	1,557,175

Property, plant and equipment, net	$21,977,275	$21,547,152

Depreciation and amortization expense related to property, plant and equipment for the three months ended March 31, 2011 and 2010 was $379,670 and $165,813, respectively.

As of March 31, 2011 and December 31, 2010, vehicles with initial carrying amount of $1,257,407 were pledged as security for the long-term banks loans of $241,960 and $315,426, respectively, provided by the banks for the purchase of the vehicles (See Note 11).

NOTE 7 – INTANGIBLE ASSET

Intangible asset at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
Amortizing intangible assets:
Customer List	9 years	$25,101,689	(2,091,807)	23,009,882
Patent	10 years	110,814	(36,015)	74,799
Total		$25,212,503	(2,127,822)	23,084,681

	December 31, 2010
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
Amortizing intangible assets:
Customer List	9 years	$24,905,410	(1,383,634)	23,521,776
Patent	10 years	109,947	(32,984)	76,963
Total		$25,015,357	(1,416,618)	23,598,739

Amortization expense for the three months ended March 31, 2011 and 2010 was $697,880 and $2,659, respectively. The estimated annual amortization expense for intangible asset in each of the next five years is $2,800,158.

On July 1, 2010, Yongye Nongfeng entered into an agreement with its provincial level distributor in Hebei Province, the PRC (“Seller”) to purchase the customer list, including the customer relationships, from Seller (“Customer List”). The acquisition of the Customer List allows Yongye Nongfeng to sell its products to sub-provincial level or regional distributors in Hebei Province directly. The consideration of the Customer List was 3,600,000 shares of common stock of the Company which was issued in July 2010 and $3 million cash. The $3 million cash consideration was paid in March 2011. The Customer List is amortized over a period of 9 years on a straight line basis. A straight-line method of amortization has been adopted as the pattern in which the economic benefits of the Customer List are used up cannot be reliably determined.

NOTE 8 – LAND USE RIGHT

As of March 31, 2011 and December 31, 2010, land use right represented:

	March 31, 2011	December 31, 2010

Land use right	$4,365,940	$4,331,801
Less: Accumulated amortization	137,630	113,795
Total	$4,228,310	$4,218,006

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

As of March 31, 2011, the Company has not obtained the government approvals of the Geologic Report, Exploration License and Geologic Exploration Report. The Company believes the cost to be incurred in completing the remaining administrative procedures and government approvals are not significant, and it will obtain the Mineral Right in the year ending December 31, 2011. The Company believes the acquisition of the Mineral Right will allow it to secure a long term supply of humic acid, which is a major raw material used in the manufacture of fulvic acid based liquid and powder nutrient compounds, and which is sourced from lignite coals.

NOTE 10 – OTHER ASSETS

The Company has entered into agreements with certain distributors, including sub-distributors  pursuant to which the Company provided the distributor a free vehicle in exchange for the distributor agreeing to comply with certain sale conditions during the term of the agreement of five years.  The sales conditions included (1) meeting the annual sales target set by the Company; (2) not selling the products at a price lower than the price stipulated by the Company; and (3) selling the products only in Company’s approved territories.  To the extent the distributor fails any one of these conditions during the term of the agreement, the Company has the right to have the vehicles return back to the Company.

The cost of these vehicles has been recorded as “Other asset” which is expensed over a five-year period.

NOTE 11 – LONG-TERM LOANS AND PAYABLES

As of March 31, 2011 and December 31, 2010, the long-term loans consisted of the following:

	March 31, 2011	December 31, 2010

Vehicle loans-employees	$241,960	$315,426
Vehicle loans-distributors	680,459	525,739
Total	$922,419	$841,165

As of March 31, 2011 and December 31, 2010, vehicle-employees loans of $241,960 and $315,426, respectively, were secured by twenty-five vehicles with initial carrying amount of $1,257,407. The vehicle loans are payable in monthly installments over three to five years. Interest rates on the loans range from 5.40% to 14.54% annually, and are subject to the change of the base interest rate prescribed by People’s Bank of China. The vehicle loans were obtained by individual employees of the Company after the Company made the initial down payment of the purchase price of the vehicles. The Company and the individual employees entered into trust agreements that stipulate that (i) the vehicles are legally registered under the individuals’ name, (ii) the Company has the rights of official use, (iii) the Company has the rights to the legal title of the vehicles at all times which entitles the Company to change the registered owner to the Company or appropriated third party at any time, (iv) the Company assumes the risk of loss, damage, penalty and other obligations related to the operation and ownership of the vehicle to the extent that these were not caused by the individuals’ improper use of the vehicle, (v) the individuals have no right to sell, lease, lend or pledge the vehicles to any other person or entity, and (vi) the Company is obligated to repay the loans in full, and assumes the related repairs, maintenance, insurance and taxes. Consequently, the Company has recognized the cost of the vehicles as assets and the loans as liabilities in its consolidated balance sheet.

Vehicle loans-distributors represented loans that were initially obtained by the distributors from banks and financial institutions. The Company and the distributors entered into agreements, pursuant to which the Company would assume the full repayment of the loans on behalf of these distributors in exchange for the distributors agreeing to comply with certain sales conditions (See Note 10). The loans have two or three years terms and are payable in monthly installments. Interest rates on the loans range from 5.40% to 15.49% annually, subject to the change of the base interest rate prescribed by People’s Bank of China.

The aggregate maturities of the long-term loans and payables for each of the five years subsequent to March 31, 2011 are: $474,460, $323,413, $110,750, $13,796, and $0, respectively.

NOTE 12- OTHER PAYABLES

Other payable as of March 31, 2011 mainly represented payables of $1,417,142 for the construction of the production plant in Yongye Fumin. Other payables as of December 31, 2010 mainly represented cash consideration payable of approximate $3 million for the acquisition of Customer List (See Note 7), and payables of $1,852,473 for the construction of the production plant in Yongye Fumin.

NOTE 13- CAPITAL STOCK

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

In October 2010, the Company granted 1,183,667 restricted shares to management and independent directors of the Company in accordance with Yongye International, Inc. 2010 Omnibus Securities and Incentive Plan, as an incentive to such individuals to promote the success of the Company’s business. The restricted shares are scheduled to vest in April 2011. Management was granted 1,137,000 shares on October 8, 2010, and the independent directors were granted 46,667 shares on October 15, 2010 (see below). As of March 31, 2011, the shares have not yet vested.

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

During the three months ended March 31, 2011, no “April Warrants” and “September Warrants” were exercised by April Investors and September Investors.

According to the terms of these warrants, the Company could be required to pay cash to the warrant holders under certain events that are not within the control of the Company.  Specifically, upon the occurrence of certain “fundamental transactions” as defined, the warrant holders (but not the shareholders of the Company’s common stock) are entitled to receive cash equal to the value of the warrants to be determined based on an option pricing model and certain specified assumptions set forth in the warrant agreement.  In addition, the terms of the warrants include a “down-round” provision under which the exercise price could be affected by future equity offerings undertaken by the Company.  If the Company issues any common stock or common stock equivalents, as defined, at any time the warrants are outstanding, at an effective price less than the then warrant exercise price, the exercise price of warrants will be reduced to the effective price of newly issued common stock or common stock equivalents.  In the “May Offering”, the Company issued new common stock at a price of $1.54 per share and accordingly, the exercise price of the April Warrants and the September Warrants was reduced to $1.54 per share.  The exercise price of the May Warrants ($1.848) was not affected but is also subject to potential down-round adjustments in future periods. As of March 31, 2011 and December 31, 2010, there were 148,172 warrants outstanding, of which 48,714 and 99,458 warrants will expire if unexercised by April 2013 and September 2013, respectively.

The potential cash payments and the down-round provision preclude the classification of these warrants as equity. Accordingly, the warrants are accounted for as a liability and adjusted to fair value through earnings at each reporting date. The gain resulting from the decrease in fair value of warrants was $330,152 and $12,534 for the three months ended March 31, 2011 and 2010, respectively.

The estimated fair values of the warrants issued to April Investor and September Investor were determined at March 31, 2011 and December 31, 2010 using Binominal Option Pricing Model with Level 2 inputs. The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

	Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2011	Total	Level 1	Level 2	Level 3

Liabilities at fair value:
Derivative liabilities—warrants	$706,116	-	$706,116	-

	Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2010	Total	Level 1	Level 2	Level 3

Liabilities at fair value:
Derivative liabilities—warrants	$1,036,268	-	$1,036,268	-

The fair values of the warrants are summarized as follows:

	April Warrants	September Warrants
Fair value of warrant per share (US$) at:
Date of issuance	$1.07	$2.08
December 31, 2010	$6.97	$7.00
March 31, 2011	$4.74	$4.78

The fair values of the warrants outstanding as of March 31, 2011 and December 31, 2010 were determined based on the Binominal option pricing model, using the following key assumptions:

	March 31, 2011		December 31, 2010
	April Warrants	September Warrants	April Warrants	September Warrants

Expected volatility	70.9%	68.6%	67.5%	67.0%

Expected dividends yield	0%	0%	0%	0%

Time to maturity	2.1 years	2.4 years	2.3 years	2.7 years

Risk-free interest rate per annum	1.635%	1.635%	1.483%	1.483%

Fair value of underlying common shares (per share)	$6.13	$6.13	$8.40	$8.40

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

A summary of the status of the Company’s shares as of March 31, 2011, and changes during the three months ended March 31, 2011, is presented below:

		Weighted average
		grant-date
Restricted shares	Shares	fair value
Balance at January 1, 2011	1,183,667	$9,261,239
Granted	-	-
Vested	-	-
Forfeited	-	-
Balance at March 31, 2011	1,183,667	$9,261,239

At March 31, 2011, there was $370,866 of total unrecognized compensation cost related to unvested shares granted under the Plan. That cost is expected to be recognized over a weighted average period of approximately 1 month. The total stock-based compensation cost recognized in the statement of income for the three months ended March 31, 2011 was $4,579,734.

NOTE 14 – STATUTORY RESERVE

Yongye Nongfeng and Yongye Fumin are required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principal in the PRC to a statutory surplus reserve until the reserve balance reaches 50% of its registered capital. For the three months ended March 31, 2011 and 2010, Yongye Nongfeng made appropriations to this statutory reserve of $1,391,060, and $514,899, respectively. The accumulated balance of the statutory reserve of Yongye Nongfeng as of March 31, 2011 and December 31, 2010 was $11,293,170 and $9,915,074, respectively. As Yongye Fumin incurred operating loss since its inception, no appropriation to statutory reserve was made.

In accordance with the PRC laws and regulations, Yongye Nongfeng is restricted in its ability to transfer a portion of its net assets to the Company in the form of dividends, which amounted to $10,728,512, representing the amount of accumulated balance of statutory reserve of Yongye Nongfeng attributable to the Company as of March 31, 2011.

NOTE 15 – INCOME TAXES

Yongye Nongfeng, being a foreign investment enterprise located in the Western Region of the PRC, was entitled to a preferential income tax rate of 15% for the years ended December 31, 2009 and 2010. During the three months ended March 31, 2011, Yongye Nongfeng received a High-tech Enterprise Certificate which entitles it to a preferential tax rate of 15% for three years starting from January 1, 2010.

The Company’s effective income tax rate for the three months ended March 31, 2011 and 2010 were 22.53% and 16.95%, respectively. The effective income tax rate for the three months ended March 31, 2011 differs from the PRC statutory income tax rate of 25% primarily due to the effect of the abovementioned preferential tax treatment on Yongye Nongfeng’s High-tech Enterprise qualification which is partly offset by the effect of non-deductible expenses.

As of and for the three month ended March 31, 2011, there has been no change in unrecognized tax benefits since December 31, 2010. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. No interest and penalties related to unrecognized tax benefits were recorded for the three month ended March 31, 2011 and 2010.

NOTE 16 – FAIR VALUE MEASUREMENTS

The fair values of the financial instruments as of March 31, 2011 and December 31, 2010 represent the estimated amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash, restricted cash, accounts receivable, other receivables, long-term loans and payables – current portion, accounts payable, accrued expenses and other payables: The carrying amounts approximate fair value because of the short maturity of these instruments.

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

NOTE 17 – COMMITMENTS

The Company entered into an operating lease for an office space in Beijing, PRC for the period from January 1, 2011 to December 31, 2013. The lease expense for the Beijing office was $63,387 and $57,952 for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, minimum lease payments for each of twelve months period ended March 31, 2012, 2013 and 2014 under non-cancellable operating lease agreement is $254,268, $254,268 and $190,881, respectively or an aggregated amount of $699,417. There is no minimum lease payment in the next fourth and fifth twelve months period.

NOTE 18 – RELATED PARTY TRANSACTIONS AND BALANCES

On January 4, 2011, the Company entered into an operating lease with Inner Mongolia Yongye for a research and development activity space in Beijing, PRC for the period from January 4, 2011 to December 31, 2011. The lease expense for the R&D space paid to Inner Mongolia Yongye was $39,410 for the three months ended March 31, 2011.

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

NOTE 19 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per share for the periods indicated:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Numerator used in basic net income per share:
Net income attributable to Yongye International, Inc.	$8,366,428	$4,371,293
Change in fair value of derivative liabilities	(330,152)	(12,534)
Numerator used in diluted net income per share	8,036,276	4,358,759

Weighted average shares:

Basic	48,187,044	44,532,241
Effect of dilutive common share equivalents:
Warrants	116,565	164,186
Nonvested shares	815,105	-

Diluted	49,118,714	44,696,427

Net income per ordinary share-basic	$0.17	$0.10
Net income per ordinary share-diluted	$0.16	$0.10

NOTE 20 - CONCENTRATIONS AND CREDIT RISKS

At March 31, 2011 and December 31, 2010, the Company held cash in banks of approximately $44,413,993 and $41,593,469, respectively that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institution in the PRC with acceptable credit rating.

Five major customers accounted for 42% of the Company’s total revenue for the three months ended March 31, 2011. Five major customers accounted for 75% of the Company’s total revenue for the three months ended March 31, 2010. The Company’s total revenue to five major customers were $20,590,730 and $18,747,573 for the three months ended March 31, 2011 and 2010, respectively. In addition, all these major customers are distributors in the PRC agriculture industry.

For the three months ended March 31, 2011				For the three months ended March 31, 2010
Largest		Amount of	% Total	Largest		Amount of	% Total
Customers	Provinces	Sales	Sales	Customers	Provinces	Sales	Sales
Customer A	Shaanxi	$6,633,499	13%	Customer E	Guangdong; Jiangsu; Henan; Liaoning; Shanxi	$5,209,290	21%
Customer B	Shandong	4,341,341	9%	Customer F	Hebei	4,398,671	18%
Customer C	Liaoning; Heilongjiang; Jilin	3,397,733	7%	Customer G	Hubei; Hunan	4,096,888	16%
Customer D	Anhui	3,332,392	7%	Customer B	Shandong	2,844,695	11%
Customer E	Guangdong	2,885,765	6%	Customer H	Inner Mongolia	2,198,029	9%
Total		$20,590,730	42%	Total		$18,747,573	75%

 Three major suppliers accounted for 91% ($27,772,275), of which one major supplier accounted for 40% ($12,254,615) of the Company’s inventory purchase for the three months ended March 31, 2011. Three major suppliers accounted for 88% ($15,563,940), of which one major supplier accounted for 79% ($13,975,816), of the Company’s inventory purchase for the three months ended March 31, 2010. If these suppliers terminate their supply relationship with the Company, the Company may be unable to purchase sufficient raw materials on acceptable terms which may adversely affect the Company’s results of operations.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. In addition, the Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, rates and methods of taxation, and the extraction of mining resources, among other things.

NOTE 21 – SUBSEQUENT EVENTS

In April 2011, Yongye Nongfeng obtained two short-term bank loans of RMB 52,500,000 (equivalent to $8,002,927) and RMB 47,500,000 (equivalent to $7,240,743) from China Everbright Bank. The loans bear fixed annual interest rate of 7.787% and 8.203%, respectively. These two short-term bank loans are guaranteed by the Company’s Chairman and are due on April 1, 2012 and April 18, 2012, respectively.

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

Company Overview

In April 2008, we entered into a share exchange transaction (the “Share Exchange”) prior to which we were a public “shell” company with nominal assets.  Following the Share Exchange, we changed our name to Yongye International, Inc. and through our Cooperative Joint Venture subsidiary, Yongye Nongfeng Biotechnology Co. Ltd. (“Yongye Nongfeng”), are engaged in the research and development, manufacturing, distribution and sale of liquid and powder nutrient products for plants and animals respectively which are used in the agriculture industry. Our headquarters is in Beijing, China and additional administrative offices and our manufacturing unit are located in Hohhot, Inner Mongolia, China. Currently, we sell two lines of organic nutrient products, both based on our fulvic acid compound base: a plant nutrition liquid compound and animal nutrition powder which is a feed additive. Our products start with our proprietary fulvic acid base which is extracted from humic acid, and to which we add other natural substances to customize the base for use in our plant and animal product lines. Based on our internal data and research, we believe our proprietary technology for fulvic acid extraction creates some of the purest and most effective fulvic acid base on the market in China today. We believe that our fulvic acid has a very light weight molecular composition, which may improve the overall permeability of cell walls and allow more complete transport of nutrients across plant membranes, effectively strengthening the overall health of plants. We believe our proprietary process for extracting fulvic acid from humic acid and our patented process for mixing our plant nutrient and animal nutrient are key differentiators in the market. We believe this will help us ensure that we have a high quality product that we can control from procurement of raw materials to final production. We believe this also ensures our products provide reliable results from season to season.

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

In the first quarter of 2011, we sold approximately 4,353 tons of plant product, which represented 98% of revenue at $49.3 million. We also sold approximately 157 tons of our animal products. This represented 2% of revenue at $1.0 million.

Recent Developments

In April 2011, Yongye Nongfeng obtained two short-term bank loans of RMB 52,500,000 (equivalent to $8,002,927) and of RMB 47,500,000 (equivalent to $7,240,743) from China Everbright Bank. The loans bear the fixed annual interest rate of 7.787% and 8.203%, respectively. These two short-term bank loans are guaranteed by the Company’s Chairman and are due on April 1, 2012 and April 18, 2012.

Factors affecting our operating results

Demand for our products

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

Agriculture Sector

Agriculture continues to be a heavily invested sector in China. Brand name investors continue to invest into China’s agriculture space because they have confidence in China’s long term outlook. The market volume for agriculture products is large, both for domestic sales and export. This is driven by the growing demand for higher quality food products domestically and international reliance on food products from China. Currently, China is the world’s biggest grower and consumer of grains and yet must boost crop yields by at least 1 percent a year to ensure the country has enough food to feed its 1.3 billion people, according to the former Minister of Agriculture, Sun Zhengcai (China Economic Net, July 21, 2008). Additional policy changes are expected to include protecting farmland and working to increase rural incomes to retain farming interest.

The goal is to maintain self-sufficiency in food production because no other country can feed the world’s biggest population, according to Sun Zhengcai. “Our strategy must be based on stable farmland, and seeking ways to improve yields,” Sun said in a speech to local officials, outlining the government’s near- and long-term agriculture policy and objectives. China, which harvested more summer crops, aims also to boost grain and oilseed output this year, Sun said. To ensure next year’s crops, officials must “stabilize” area planted in winter wheat and use idle land in the off season to grow rapeseed, Sun said.

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

New Land Reform Policy

Farmland in China is owned by the local government, but given to local farmers under 30 year use contracts. With the allure of higher incomes and better living conditions in the city, in some places, farmers have abandoned the land and no others farmers have stepped in to bring it back into production. This has created a shortage of productive agricultural land. The government has acknowledged this issue and recently enacted a new land use reform policy which liberalizes the exchange of land among the nation’s farmers. This creates a new model for China’s 730 million farmers with the idea being to create more stable farmland by shifting the country away from the single household farm plot model to the amalgamation of larger-scale operations which should be more productive due to technology and economies of scale. Farmers will be able to transfer their land-use rights to others through a new market system for rural land-use rights. Chinese authorities commented that, without modernizing agriculture, China cannot modernize; without stability and prosperity in rural areas, China cannot have stability and prosperity. These changes are enacted to “ensure national food security and the supply of major agricultural products, and promote increases in agricultural production, farm incomes and rural prosperity.” (China’s Ongoing Agriculture Modernization, USDA, April 2009).

RESULTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2011	March 31, 2010

Sales	$50,221,211	$24,934,716

Cost of sales	22,921,284	11,077,957

Gross profit	27,299,927	13,856,759

Selling expenses	7,681,320	6,288,003

Research and development expenses	1,052,980	100,565

General and administrative expenses	7,278,305	1,851,254

Income from operations	11,287,322	5,616,937

Other income/(expenses)
Interest expense	(18,111)	(30,283)
Interest income	10,304	22,825
Other income/(expenses), net	75,059	(48,783)
Decrease in fair value of derivative liabilities	330,152	12,534

Total other income/(expenses), net	397,404	(43,707)

Earnings before income tax expense	11,684,726	5,573,230

Income tax expense	2,632,792	944,488

Net income	9,051,934	4,628,742

Less: Net income attributable to the noncontrolling interest	685,506	257,449

Net income attributable to Yongye International, Inc.	$8,366,428	$4,371,293

Earnings per share:
Basic	$0.17	$0.10
Diluted	$0.16	$0.10

Weighted average shares used in computation:
Basic	48,187,044	44,532,241
Diluted	49,118,714	44,696,427

THREE MONTHS ENDED MARCH 31, 2011 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 2010

Net Sales

Sales of $50,221,211 in the first quarter of 2011 was an increase of $25,286,495 from $24,934,716 in the same period of 2010, which was an overall increase of 101%.

This increase was driven by higher demand throughout our market area, including an increase in the number of branded stores developed by our distributors, and the growth of several new markets, which resulted in almost all of such growth being due to an increase in the quantity of product sold while our prices remained relatively stable.

Gross profit in the first quarter of 2011 increased by 97%, from $13,856,759 to $27,299,927, or $13,443,168, over the period ended March 31, 2010.

Gross margin decreased between the two periods from 55.6% to 54.4%, or an overall 1.2% decrease in margin. The decrease in gross margin was mainly due to higher amortization expenses relating to the vehicles provided to distributors.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2011 was $22,921,284 which is 45.6% of revenues. This is an increase of $11,843,327 over the previous period of $11,077,957 and represents an 107% increase overall. As a percent of revenue, this represented an increase of 1.2% when compared with the corresponding period in 2010, which was 44.4%. The increase in cost of goods sold as a percentage of revenue for the first quarter of 2011 was mainly due to the amortization expenses relating to vehicle provided to distributors as discussed above.

Sales by Product Line

In the three months ended March 31, 2011, we sold approximately 4,353 tons of plant product, which represented 98% of our total revenue or $49,267,857. We also sold approximately 157 tons of our animal product. This represented 2% of our total revenue or $953,354. The revenue of our plant product increased to $49,267,857 from $22,470,151 or 119% in the three months ended March 31, 2011 as compared to the same period in 2010 and the revenue of our animal product decreased to $953,354 from $2,464,565 or 61%, in the three months ended March 31, 2011 compared to the same period in 2010.

Selling, General and Administrative Expenses

Selling expenses increased by $1,393,317 to $7,681,320 in the three months ended March 31, 2011 from $6,288,003 in the corresponding period in 2010. As a percentage of sales for the three months ended March 31, 2011, selling expenses decreased by 10% to 15% as compared to 25% of sales in the three months ended March 31, 2010. The increase in amount was due to an increase of $2,475,397 in advertising expenses mainly resulting from more promotional activities in the first quarter of 2011, as we entered into more geographic markets. In addition, there was a decrease in travelling and office expenses of $823,502 as a result of more efficient expenses management in this quarter.

General & administrative expenses increased by $5,427,051 to $7,278,305 in the three months ended March 31, 2011 from $1,851,254 in the corresponding period in 2010. As a percentage of sales for the three months ended March 31, 2011, general & administrative expenses increased by 7% to 14% as compared to 7% of sales in the three months ended March 31, 2010, mainly due to an increase of $4,579,734 in management compensation expenses resulted from the grant to management of restricted stocks in October 2010, as well as an increase in meeting expenses of $511,684.

Research and Development

We incurred $1,052,980 of research and development expenses in the three months ended March 31, 2011 as compared to $100,565 in the three months ended March 31, 2010. The Research and Development (“R&D”) expenses consist of expenses related to new products and conducting various field tests in the Company’s new sales territories, while we expanded our geographic coverage to several new provinces from the last half year of 2010. This increase in expenses is mainly the result of more field test areas for different product to both our plant and animal products in the three months ended March 31, 2011 compared to the same period in 2010.

Loss/gain on change in fair value of warrants

The warrants issued in our private financings in 2008 and 2009 are accounted for as derivative liabilities and measured at fair value at each reporting date. The decrease in fair value during the three months ended March 31, 2011 resulted in a gain of $330,152. The decrease in fair value of the warrants was primarily due to the decrease in our stock price from $8.40 per share at December 31, 2010 to $6.13 at March 31, 2011. The change in fair value of the warrants for the three months ended March 31, 2010 resulted in a gain of $12,534.

Income Tax

For the three months ended March 31, 2011, the Company’s income tax expense was $2,632,792 as compared to $944,488 for the three months ended March 31, 2010.  The Company’s effective income tax rates were 22.53% and 16.95% for the three months ended March 31, 2011 and 2010, respectively. The increase in the effective tax rate was primarily due to the effect of non-deductible expenses.

Yongye Nongfeng received the high-tech enterprise certificate dated November 29, 2010 as approved by the relevant government authorities of the Inner Mongolia Autonomous Region during 2011 which entitled it to a preferential income tax rate of 15% for the years from 2010 to 2012.  Yongye Nongfeng, being a foreign investment enterprise located in the Western Region of the PRC, was also entitled to the preferential income tax rate of 15% for 2010.

Our Company’s PRC subsidiaries have cash balance of $41 million as of March 31, 2011 which is planned to be permanently reinvested in the PRC.  The distributions from our PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits.  Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred tax liabilities on undistributed earnings of our PRC subsidiaries.

Net Income

Net income for the three months ended March 31, 2011 was $9,051,934 (representing a net profit margin of 18%) compared to $4,628,742 (representing a net profit margin of 19%) in the same period ended March 31, 2010. The slight fluctuation in our net profit margin is primarily due to the increase in management stock compensation expenses incurred in the three months ended March 31, 2011, while no such expenses in the corresponding period.

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

In April 2011, Yongye Nongfeng obtained two short-term bank loans of RMB 52,500,000 (equivalent to $8,002,927) and RMB 47,500,000 (equivalent to $7,240,743) from China Everbright Bank. The loans bear fixed annual interest at the rate of 7.787% and 8.203%, respectively. These two short-term bank loans are guaranteed by the Company’s Chairman and are due on April 1, 2012 and April 18, 2012, respectively.

In summary, our cash flows were:

Net cash provided by operating activities were $6,600,662 and $512,162 for the three months ended March 31, 2011 and 2010, respectively. These changes were mainly brought about by the increase of $25,286,495 in sales resulting in an increase of $6,111,496 in earnings before income tax expense.

Net cash used in investing activities decreased by $16,879,393 or 80% to $4,115,376 in the period ended March 31, 2011 compared to $20,994,769 in the same period ended in 2010. The decrease was due to the prepayment of $20,019,368 for the acquisition of the right to develop certain lignite coal resources in Wuchuan area during the first quarter of 2010. Total consideration of the development right is approximately $35 million.

Net current assets at March 31, 2011 increased by $15,320,453 to $139,667,092 from $124,346,639 or 12% over December 31, 2010.

Summary consolidated balance sheet data:

	March 31, 2011	December 31, 2010	Changes in %
Cash and restricted cash	$44,593,149	$41,953,469	6%
Accounts receivable, net of allowance for doubtful accounts	26,940,846	26,110,813	3%
Inventories	75,457,724	65,878,047	15%
Deposits to suppliers	12,642,327	10,906,295	16%
Property, plant and equipment, net	21,977,275	21,547,152	2%
Total assets	263,092,225	247,626,036	6%
Long-term loans and payables – current portion	474,460	457,880	4%
Accounts payable	7,462,481	6,127,606	22%
Income tax payable	7,169,781	6,137,119	17%
Accrued expenses	3,688,491	3,024,235	22%
Other payables	1,942,706	5,310,517	-63%
Total current liabilities	22,097,646	22,154,466	-0%
Long-term loans and payables	447,959	383,285	17%
Total equity attributable to Yongye International, Inc.	229,908,126	215,215,203	7%
Total equity	240,546,620	225,088,285	7%

The increases in inventories of $9,579,677 and deposits to suppliers of $1,736,032, were primarily due to the expansion our business.

Total current liabilities decreased slightly by $56,820 to $22,097,646 at March 31, 2011 from $22,154,466 at December 31, 2010, which was due to a decrease in other payables of $3,367,811, mostly as result of approximate $3 million cash consideration paid for the acquisition of Hebei customer list, which was offset by an increase in accounts payable of $1,334,875, income taxes payable of $1,032,662 and accrued expenses of $664,256, as a result of our business growth and an increase in our net income before income tax.

Total equity increased by $15,458,335 to $240,546,620 at March 31, 2011, compared to $225,088,285 at December 31, 2010. The increase in our total equity was mainly due to an increase in additional paid in capital of $4,579,734, as result of the 1,183,667 restricted shares granted to management and independent directors, and an increase in retained earnings of $8,366,428 for the net income attributable to Yongye International, Inc. during the period.

Days sales outstanding is defined as average accounts receivable for the period divided by net sales for the period times 90 and increased by 20 days to 47 days for the three months ended March 31, 2011 from 27 days for the same period in 2010, due to higher amount of account receivable as our business size increased substantially and key distributors were using our credit terms to drive additional sales in the first quarter of 2011.

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

Interest Rate Risk

The Company has not been, nor does it anticipate being, exposed to material risks due to changes in interest rates. Our risk exposure to changes in interest rates relates primarily to the interest income generated by cash deposited in interest bearing savings accounts. The Company has not used, and does not expect to use in the future, any derivative financial instruments to hedge its interest risk exposure. However, our future interest income may fall short of its expectation due to changes in interest rates in the market.

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

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Working Capital Loan Contract dated April 2, 2011 between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch.
10.2	Working Capital Loan Contract dated April 18, 2011 between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch.
10.3	Maximum Amount Guarantee Contract dated April 2, 2011 between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch.
10.4	Comprehensive Credit Facility Agreement dated April 2, 2011 between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch.
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yongye International, Inc.

	By:	/s/ Zishen Wu
Name: Zishen Wu
May 9, 2011		Title: Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Officer (Principal Financial and Accounting Officer)