Form 10-Q
period 2011-06-30
Yongye International, Inc.
filed 2011-08-09
CIK 1398551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011
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
Yes ☐    No ☒

As of August 5, 2011, there were 49,370,711 shares of common stock, par value $.001 per share, issued and outstanding.

ii

PART I.

Financial Information

ITEM 1.         FINANCIAL STATEMENTS

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	Note	June 30, 2011	December 31, 2010
Current assets
Cash		$74,833,256	$41,913,469
Restricted cash		40,000	40,000
Accounts receivable, net of allowance for doubtful accounts	3	142,506,734	26,110,813
Inventories	4	43,786,483	65,878,047
Deposits to suppliers	5	52,794,362	10,906,295
Prepaid expenses		1,455,946	733,429
Other receivables		774,179	760,377
Deferred tax assets, net	17	0	158,675
Total Current Assets		316,190,960	146,501,105

Property, plant and equipment, net	6	22,049,598	21,547,152
Intangible asset, net	7	22,719,190	23,598,739
Land use right, net	8	4,268,223	4,218,006
Prepayment for mining project	9	34,934,633	34,151,063
Other assets	10	10,459,282	7,325,049
Goodwill		10,520,901	10,284,922
Total Assets		$421,142,787	$247,626,036

Current liabilities
Long-term loans and payables - current portion	11	$996,400	$457,880
Short-term bank loan	13	15,471,494	0
Accounts payable		19,018,035	6,127,606
Income tax payable		14,578,657	6,137,119
Advance from customers		679,552	60,841
Accrued expenses	14	29,586,579	3,024,235
Other payables	12	2,691,523	5,310,517
Derivative liabilities - fair value of warrants	15	622,681	1,036,268
Total Current Liabilities		83,644,921	22,154,466

Long-term loans and payables	11	1,500,865	383,285
Total Liabilities		85,145,786	22,537,751

Series A convertible redeemable preferred shares: par value $.001; 7,969,044 shares authorized; 5,681,818 shares issued and outstanding as of June 30, 2011	15	49,399,990	0
Equity
Common stock: par value $.001; 75,000,000 shares authorized; 49,370,711 shares issued and outstanding at June 30, 2011 and 48,187,044 shares issued and outstanding at December 31, 2010		49,371	48,187
Additional paid-in capital		149,549,255	144,599,839
Retained earnings		111,846,563	63,943,371
Accumulated other comprehensive income		12,044,161	6,623,806
Total equity attributable to Yongye International, Inc.		273,489,350	215,215,203
Noncontrolling interest		13,107,661	9,873,082
Total Equity		286,597,011	225,088,285

Commitments and Contingencies	19

Total Liabilities, Series A Convertible Redeemable Preferred Shares and Equity		$421,142,787	$247,626,036

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

		For the Three Months Ended		For the Six Months Ended
	Note	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Sales		$154,704,865	$89,414,388	$204,926,076	$114,349,104

Cost of sales		62,939,174	39,378,346	85,860,458	50,456,303

Gross profit		91,765,691	50,036,042	119,065,618	63,892,801

Selling expenses		29,152,923	16,343,330	36,834,243	22,631,333

Research and development expenses		5,555,634	2,238,331	6,608,614	2,338,896

General and administrative expenses		5,586,019	1,614,692	12,864,324	3,465,946

Income from operations		51,471,115	29,839,689	62,758,437	35,456,626

Other income/(expenses)
Interest expense		(291,751)	(21,614)	(309,862)	(37,554)
Interest income		16,860	14,343	27,164	22,825
Subsidy income		655,071	286,074	655,071	324,472
Other income/(expenses), net		26,560	821	101,619	(86,360)
Change in fair value of derivative liabilities	15	83,435	156,936	413,587	169,470

Total other income/(expenses), net		490,175	436,560	887,579	392,853

Earnings before income tax expense		51,961,290	30,276,249	63,646,016	35,849,479

Income tax expense	17	10,127,255	4,738,834	12,760,047	5,683,322

Net income		41,834,035	25,537,415	50,885,969	30,166,157

Less: Net income attributable to the noncontrolling interest		2,297,271	1,291,714	2,982,777	1,549,163

Net income attributable to Yongye International, Inc.		$39,536,764	$24,245,701	$47,903,192	$28,616,994

Earnings per share:
Basic earnings per common stock	21	$0.78	$0.54	$0.95	$0.64
Diluted earnings per common stock	21	$0.77	$0.54	$0.94	$0.64

Weighted average shares used in computation:
Basic earnings per common stock	21	49,276,070	44,578,011	48,734,565	44,555,252
Diluted earnings per common stock	21	49,378,396	44,696,725	48,854,281	44,674,545

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2011

		Series A Convertible Redeemable Preferred Shares		Common Stock					Equity
								Accumulated	attributable to
						Additional		Other	Yongye
						Paid-in	Retained	Comprehensive	International,	Noncontrolling	Total
	Note	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Inc.	Interest	Equity
Balance as of January 1, 2011		-	$-	48,187,044	$48,187	$144,599,839	63,943,371	6,623,806	215,215,203	9,873,082	225,088,285
Net income				-	-	-	47,903,192	-	47,903,192	2,982,777	50,885,969
Foreign currency exchange translation adjustment, net of nil income taxes		-	-	-	-	-	-	5,420,355	5,420,355	251,802	5,672,157
Comprehensive income									53,323,547	3,234,579	56,558,126
Stock compensation to management and independent directors	15	-	-	1,183,667	1,184	4,949,416	-	-	4,950,600	-	4,950,600
Issuance of Series A convertible redeemable preferred shares	15	5,681,818	49,399,990	-	-	-	-	-	-	-	-
Balance as of June 30, 2011		5,681,818	$49,399,990	49,370,711	$49,371	$149,549,255	111,846,563	12,044,161	273,489,350	13,107,661	286,597,011

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,885,969	$30,166,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,261,186	937,752
Change in fair value of derivative liabilities	(413,587)	(169,470)
Stock compensation expense	4,950,600	0
Deferred tax expense	162,234	0
Changes in operating assets and liabilities:
Accounts receivable	(115,140,649)	(47,954,830)
Inventories	23,582,770	771,354
Deposits to suppliers	(41,373,219)	(4,111,996)
Prepaid expenses	(693,128)	(342,900)
Other receivables	(5,805)	117,326
Other assets	(1,995,399)	(5,627,195)
Accounts payable-third parties	12,662,550	1,818,461
Accounts payable-related parties	0	(880,505)
Income tax payable	8,251,950	4,615,935
Advance from customers	606,546	947,831
Accrued expenses	26,366,405	10,356,848
Other payables	1,108,043	165,247

Net Cash Used in Operating Activities	(27,783,534)	(9,189,985)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for intangible asset	(3,000,000)	0
Prepayment for mining project	0	(19,309,188)
Proceeds from sale of property, plant and equipment	0	92,629
Purchase of property, plant and equipment	(1,608,789)	(2,791,242)
Purchase of property, plant and equipment-related party	0	(1,663,769)
Net Cash Used in Investing Activities	(4,608,789)	(23,671,570)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term bank loans	15,384,852	0
Repayment of long-term loans and payables	(351,242)	(334,675)
Repayment of short term loans	0	(2,925,675)
Proceeds from preferred shares, net of issuance cost of $600,010	49,399,990
Proceeds from common stock issued and warrants exercised	0	8,634,397
Net Cash Provided by Financing Activities	64,433,600	5,374,047

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	878,510	134,841
NET INCREASE /(DECREASE) IN CASH	32,919,787	(27,352,667)
Cash and cash equivalent at beginning of period	41,913,469	65,518,181
Cash and cash equivalent at end of period	$74,833,256	$38,165,514

Supplemental cash flow information:
Cash paid for income taxes	4,345,862	1,070,826
Cash paid for interest expense	309,862	51,796

Noncash investing and financing activities:
During the six months ended June 30, 2011 and June 30, 2010, the Company acquired certain other assets of $1,977,956 and $452,432, respectively, by assuming long-term loans.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

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

In connection with the September Offering (See Note 15), the Company entered into agreements to acquire the productive assets of Shengmingsu manufacturing business from Inner Mongolia Yongye (the “Acquisition”). In October, 2009, the Company completed the Acquisition. The consideration paid for the Acquisition consisted of cash of $4.7 million and 4.5% equity interests in Yongye Nongfeng. After the Acquisition, Inner Mongolia Yongye and ASO became 5% and 95% equity interest owner of Yongye Nongfeng, respectively.

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

In May 2011, the Company entered into a securities purchase agreement with MSPEA Agriculture Holding Limited (“MSPEA”), an affiliate of Morgan Stanley, and Full Alliance International Limited (“Full Alliance”), the Company’s largest shareholder. According to the agreement, the Company issued 5,681,818 shares of Series A convertible redeemable preferred shares to MSPEA on June 9, 2011 (“Issuance Date”) for total gross proceeds of $50 million. The Series A convertible redeemable preferred shares can be converted into common stock of the Company at an initial conversion price of $8.80 subject to certain adjustments as specified in the agreement (See Note 15).

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2011, and the results of operations and cash flows for the three and six months ended March 31, 2011 and 2010, have been made.

The Company’s business is subject to seasonal variations; thus, the results of operations for the three months ended June 30, 2011 are not necessarily indicative of the results for the full fiscal year ending December 31, 2011. Generally, the second and third quarters are peak sales periods, and first and fourth quarters are low sales periods for the Company.

All significant intercompany transactions and balances are eliminated on consolidation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) No. 2010-13 was issued in April 2010, and clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU is effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The adoption of ASU No. 2010-13 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-05, Comprehensive income (Topic 220), Presentation of Comprehensive Income. ASU 2011-05 increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. For a public entity, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010

Accounts receivable	$142,506,734	$26,110,813
Less: allowance for doubtful accounts	0	0
Total	$142,506,734	$26,110,813

No provision for allowance for doubtful accounts was recorded as of June 30, 2011 and December 31, 2010 as management believes no accounts are uncollectible as of June 30, 2011 and December 31, 2010. There were no write-off of accounts receivable for the three and six months ended June 30, 2011 and June 30, 2010.

The Company provides credit terms of up to six months to customers with well-established trading records.

NOTE 4 – INVENTORIES

Inventories at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010

Finished goods	$26,689,134	$50,435,480
Work in progress	15,918,306	14,683,295
Raw materials	918,513	641,051
Consumables and packing supplies	260,530	118,221
Total	$43,786,483	$65,878,047

NOTE 5 – DEPOSITS TO SUPPLIERS

The Company is required to pay deposits to the suppliers for the full amount of certain raw materials ordered. These raw materials primarily consist of lignite coal, chemical component materials and packing materials, and are expected to be delivered to the Company before the end of September 2011. The lignite coal, and most chemical component materials will be consumed in the production process at Yongye Fumin. As of June 30, 2011 and December 31, 2010, the deposits to suppliers for raw materials amounted to $52,657,243 and $10,845,221, respectively, and deposits to other service providers amounted to $137,119 and $61,074, respectively.

The Company’s decision to make advanced orders of raw materials is mainly based upon (1) the current and projected future market price of raw materials, (2) the demand and supply situation in the raw materials market, and (3) the forecasted demand of products.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010

Buildings	$13,889,549	$13,168,830
Machinery and equipment	6,902,668	6,567,721
Office equipment and furniture	492,705	484,468
Vehicles	2,158,491	2,110,077
Software	19,585	19,146
Leasehold improvements	888,293	754,085
Construction in progress	88,955	0
	24,440,246	23,104,327
Less: Accumulated depreciation and amortization	2,390,648	1,557,175

Property, plant and equipment, net	$22,049,598	$21,547,152

Depreciation expense related to property, plant and equipment for the three months ended June 30, 2011 and 2010 was $453,803 and $184,432, respectively. Depreciation expense related to property, plant and equipment for the six months ended June 30, 2011 and 2010 was $833,473 and $350,245, respectively.

As of June 30, 2011 and December 31, 2010, vehicles with initial carrying amount of $1,276,200 were pledged as security for the long-term banks loans of $186,065 and $315,426, respectively, provided by the banks for the purchase of the vehicles (See Note 11).

NOTE 7 – INTANGIBLE ASSET

Intangible asset at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
Amortizing intangible assets:
Customer List	9 years	$25,476,846	(2,830,761)	22,646,085
Patent	10 years	112,470	(39,365)	73,105
Total		$25,589,316	(2,870,126)	22,719,190

	December 31, 2010
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
Amortizing intangible assets:
Customer List	9 years	$24,905,410	(1,383,634)	23,521,776
Patent	10 years	109,947	(32,984)	76,963
Total		$25,015,357	(1,416,618)	23,598,739

Amortization expense for the three months ended June 30, 2011 and 2010 was $755,628 and $2,669, respectively. Amortization expense for the six months ended June 30, 2011 and 2010 was $1,453,508 and $5,328, respectively. The estimated annual amortization expense for intangible asset in each of the next five years is $2,842,008.

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

The Customer List is amortized over a period of 9 years, which is the period of expected cash flows used to measure the fair value of the Customer List that was performed by an independent valuation firm based on an income approach. In determining the useful life of Customer List, it was assumed that all of the sub-provincial level or regional distributors in the Customer List will stay for first two to three years starting from July 2010, and expect to renew two three-year contracts with most of them in future, and therefore, the business relationships between the Company and the sub-provincial level or regional distributors in the Customer List will be diminished in 9 years. A straight-line method of amortization has been adopted as the pattern in which the economic benefits of the Customer List are used up cannot be reliably determined.

NOTE 8 – LAND USE RIGHT

As of June 30, 2011 and December 31, 2010, land use right represented:

	June 30, 2011	December 31, 2010

Land use right	$4,431,191	$4,331,801
Less: Accumulated amortization	(162,968)	113,795
Total	$4,268,223	$4,218,006

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

As of June 30, 2011, the Company has not obtained the government approvals of the Geologic Report, Exploration License and Geologic Exploration Report. The Company believes the cost to be incurred in completing the remaining administrative procedures and government approvals are not significant, and it expects to obtain the approvals mentioned above by the end of December 31, 2011. The Company believes the acquisition of the Mineral Right will allow it to secure a long term supply of humic acid, which is a major raw material used in the manufacture of fulvic acid based liquid and powder nutrient compounds, and which is sourced from lignite coals.

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

The cost of these vehicles has been recorded as “Other asset” which is expensed over a five-year period in “Cost of Sales”.

NOTE 11 – LONG-TERM LOANS AND PAYABLES

As of June 30, 2011 and December 31, 2010, the long-term loans consisted of the following:

	June 30, 2011	December 31, 2010

Vehicle loans-employees	$186,065	$315,426
Vehicle loans-distributors	2,311,200	525,739
Total	$2,497,265	$841,165

As of June 30, 2011 and December 31, 2010, vehicle-employees loans of $186,065 and $315,426, respectively, were secured by twenty-five vehicles with initial carrying amount of $1,276,200. The vehicle loans are payable in monthly installments over three to five years. Interest rates on the loans range from 5.40% to 14.54% annually, and are subject to the change of the base interest rate prescribed by People’s Bank of China. The vehicle loans were obtained by individual employees of the Company after the Company made the initial down payment of the purchase price of the vehicles. The Company and the individual employees entered into trust agreements that stipulate that (i) the vehicles are legally registered under the individuals’ name, (ii) the Company has the rights of official use, (iii) the Company has the rights to the legal title of the vehicles at all times which entitles the Company to change the registered owner to the Company or appropriated third party at any time, (iv) the Company assumes the risk of loss, damage, penalty and other obligations related to the operation and ownership of the vehicle to the extent that these were not caused by the individuals’ improper use of the vehicle, (v) the individuals have no right to sell, lease, lend or pledge the vehicles to any other person or entity, and (vi) the Company is obligated to repay the loans in full, and bears the costs of the related repairs, maintenance, insurance and taxes. Consequently, the Company has recognized the cost of the vehicles as assets and the loans as liabilities in its consolidated balance sheet.

Vehicle loans-distributors represented loans that were initially obtained by the distributors from banks and financial institutions. The Company and the distributors entered into agreements, pursuant to which the Company would assume the full repayment of the loans on behalf of these distributors in exchange for the distributors agreeing to comply with certain sales conditions (See Note 10). The loans have two or three years terms and are payable in monthly installments. Interest rates on the loans range from 5.40% to 15.99% annually, subject to the change of the base interest rate prescribed by People’s Bank of China.

The aggregate maturities of the long-term loans and payables for each of the five years subsequent to June 30, 2011 are: $996,400, $861,799, $629,898, $9,168, and $0, respectively.

NOTE 12 – OTHER PAYABLES

Other payable as of June 30, 2011 mainly represented payables of $1,081,041 for the construction of the production plant in Yongye Fumin and non-income-tax payables of $1,285,453. Other payables as of December 31, 2010 mainly represented cash consideration payable of approximate $3 million for the acquisition of Customer List (See Note 7), and payables of $1,852,473 for the construction of the production plant in Yongye Fumin.

NOTE 13 – SHORT TERM BANK LOAN

In April 2011, Yongye Nongfeng obtained two short-term bank loans of RMB 52,500,000 (equivalent to $8,122,534) and RMB 47,500,000 (equivalent to $7,348,960), with fixed annual interest rate of 7.878% and 8.203%, respectively, from China Everbright Bank. These two short-term bank loans are guaranteed by the Company’s Chairman and are due on April 1, 2012 and April 18, 2012, respectively.

NOTE 14 – ACCRUED EXPENSES

As of June 30, 2011 and December 31, 2010, the accrued expenses primarily consisted of accrued advertising and promotion expenses amounted to $21,232,146 and $524,668, respectively, accrued R&D expenses amounted to $4,683,500 and $6,914, respectively, and accrued freight charges amounted to $1,323,890 and $1,161,333, respectively.

NOTE 15 – EQUITY FINANCING

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

In October 2010, the Company granted 1,183,667 restricted shares to management and independent directors of the Company in accordance with Yongye International, Inc. 2010 Omnibus Securities and Incentive Plan, as an incentive to such individuals to promote the success of the Company’s business. Management was granted 1,137,000 shares on October 8, 2010, and the independent directors were granted 46,667 shares on October 15, 2010 (See below). As of June 30, 2011, all shares have been vested.

Series A convertible redeemable preferred shares

In May 2011, the Company entered into a securities purchase agreement with MSPEA Agriculture Holding Limited (“MSPEA”), an affiliate of Morgan Stanley and Full Alliance International Limited (“Full Alliance”), the Company’s largest shareholder. Pursuant to the terms of the agreement, the Company issued 5,681,818 shares of Series A convertible redeemable preferred shares to MSPEA on June 9, 2011 for gross proceeds of $50 million. The Series A convertible redeemable preferred shares are convertible into common stock of the Company at an initial conversion price of $8.80, subject to further adjustments as discussed below.

Other significant terms of the Series A convertible redeemable preferred shares are as follows:

Liquidation Preference

In the event of the liquidation, whether voluntary or involuntary, the holders of the Series A convertible redeemable preferred shares then outstanding shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of the common stocks, with respect to each outstanding share of Series A convertible redeemable preferred shares an amount equal to the greater of (i) the original issue price, representing $8.80 per share of Series A convertible redeemable preferred shares, plus (a) all accrued but unpaid preferred dividends and (b) other declared but unpaid dividends on Series A convertible redeemable preferred shares, and (ii) such amount per share as would have been payable had all shares of Series A convertible redeemable preferred shares been converted into common stock immediately prior to such liquidation.

If upon liquidation, the assets of the Company available for distribution to its stockholders shall be insufficient to pay the holders of the Series A convertible redeemable preferred shares the full liquidation preference to which they shall be entitled as in accordance with the above, the holders of the Series A convertible redeemable preferred shares shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

Dividends

The holders of the Series A convertible redeemable preferred shares shall be entitled to receive paid-in-kind dividends in additional shares of Series A convertible redeemable preferred shares, on each anniversary of the Issuance Date, representing the number of shares of Series A convertible redeemable preferred shares held by such holders on such anniversary multiplied by an annual dividend rate determined on such anniversary in accordance with the formula set forth below (the "Preferred Dividend Rate"), compounded annually:

Preferred Dividend Rate is defined as 7% - [(VWAP – 8.8) x 2 / 310], where VWAP means one-year volume weighted average share price of the Company during the 365-day period immediately prior to the applicable anniversary of Issuance Date, provided that the preferred dividend rate should not exceed 7% per annum and shall not fall below 3% per annum.

In addition, the holders of Series A convertible redeemable preferred shares should also receive, on an as-converted basis, any dividends or distributions that the Company declares to the holders of common stock.

Conversion

At any time after issuance, each holder of any shares of Series A convertible redeemable preferred shares then outstanding may, at such holder's option, elect to convert all or any portion of the shares of Series A convertible redeemable preferred shares held by such holder into a number of fully paid and nonassessable shares of common stock. The initial conversion price is $8.80 per share and is subject to customary anti-dilution adjustments for issuances of shares of common stock as a dividend or distribution on shares of the common stock, or mergers or reorganizations or future issuances of other Company’s securities at a price lower than the then applicable conversion price. Additionally, the conversion price is subject to upward or downward adjustments, depending upon the Actual Net Income (as defined below) being greater than or lower than the Cumulative Net Income Guarantee (as defined below) of the corresponding period, provided that (i) the conversion price, as adjusted, shall not exceed $15.00 per share, and (ii) the sum of all shares of common stock issuable to the holders of Series A convertible redeemable preferred shares as a result of conversions, dividends, or distributions, or common stock acquired shall not exceed 9,869,205, or 19.99% of the total number of shares of common stock outstanding on May 29, 2011, representing the date of the Company entering into the securities purchase agreement for the issuance of Series A convertible redeemable preferred shares.

The Actual Net Income means, in respect of any fiscal year or quarter, the consolidated net income of the Company for such fiscal year or quarter (as applicable), after all charges and provisions for taxes and minority interests and adjusted to exclude certain items, as audited (for fiscal years) or reviewed (for fiscal quarters) in accordance with US GAAP.

The Cumulative Net Income Guarantee referenced above are: $84 million for fiscal 2011, $210 million for the cumulative period of fiscal 2011 through fiscal 2012, $399 million for the cumulative period of fiscal 2011 through fiscal 2013, and $682.5 million for the cumulative period of fiscal 2011 through fiscal 2014.

Automatic Conversion

On the fifth anniversary of the Issuance Date of the Series A convertible redeemable preferred shares, all Series A convertible redeemable preferred shares will automatically convert into common stock at the then applicable conversion price.

Voting Rights

The holders of the Series A convertible redeemable preferred shares are entitled to vote upon all matters upon which the holders of common stocks have the right to vote, such votes to be counted together with all other shares of stock having general voting powers and not separately as a class. The holders of the Series A convertible redeemable preferred shares are entitled to the number of votes as the number of shares of common stock as the Series A convertible redeemable preferred shares is convertible into.

Redemption

The holders of the Series A convertible redeemable preferred shares have the right to require the Company to redeem all or a portion of the outstanding Series A convertible redeemable preferred shares upon the occurrence of any of the following conditions: (i) a material breach by any of the Company and Full Alliance of any of the key obligations under the securities purchase agreement and related transaction documents, (ii) the failure to remain current in the Company’s securities filings, (iii) the failure to obtain the exploration rights and recover amounts paid for such rights, on or prior to June 30, 2012, and (iv) the discontinuation of Mr. Zishen Wu as CEO of the Company prior to December 31, 2014, unless his cessation of duties results from his death, disability or incapacity. In such cases, the redemption price for the Series A convertible redeemable preferred shares would be equal to an amount that would yield a total internal rate of return of 30% on the purchase price of the Series A convertible redeemable preferred shares.

The holders of the Series A convertible redeemable preferred shares also have the right to redeem all or a portion of their Series A convertible redeemable preferred shares if (i) the quotient of the Company’s aggregate earnings per share in any six rolling consecutive quarters from the first quarter of 2010 onwards divided by the aggregate amount of the earnings per share of the corresponding periods in the prior year is less than 120%, and (ii) net income of any fiscal year between 2011 and 2014 is less than the relevant Income Threshold for such year. In such cases, the redemption price for the Series A convertible redeemable preferred shares would be equal to an amount that would yield a total internal rate of return of 20% on the purchase price of the Series A convertible redeemable preferred shares. The “Income Threshold” is defined as: US$75 million for the fiscal year 2011, US$101 million for the fiscal year 2012, US$121 million for the fiscal year 2013 and US$145 million for the fiscal year 2014, subject to certain adjustments to account for any dilutive effect that future issuances of the Company’s securities may have on the holders of the Series A convertible redeemable preferred shares.

As at June 30, 2011, the management is of the opinion that no provision for the redemption of Series A convertible redeemable preferred shares is required, as the likelihood to breach the above-mentioned conditions is remote.

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

During the three and six months ended June 30, 2011, no “April Warrants” and “September Warrants” were exercised by April Investors and September Investors.

According to the terms of these warrants, the Company could be required to pay cash to the warrant holders under certain events that are not within the control of the Company.  Specifically, upon the occurrence of certain “fundamental transactions” as defined, the warrant holders (but not the shareholders of the Company’s common stock) are entitled to receive cash equal to the value of the warrants to be determined based on an option pricing model and certain specified assumptions set forth in the warrant agreement.  In addition, the terms of the warrants include a “down-round” provision under which the exercise price could be affected by future equity offerings undertaken by the Company.  If the Company issues any common stock or common stock equivalents, as defined, at any time the warrants are outstanding, at an effective price less than the then warrant exercise price, the exercise price of warrants will be reduced to the effective price of newly issued common stock or common stock equivalents.  In the “May Offering”, the Company issued new common stock at a price of $1.54 per share and accordingly, the exercise price of the April Warrants and the September Warrants was reduced to $1.54 per share.  The exercise price of the May Warrants ($1.848) was not affected but is also subject to potential down-round adjustments in future periods. As of June 30, 2011 and December 31, 2010, there were 148,172 warrants outstanding, of which 48,714 and 99,458 warrants will expire if unexercised by April 2013 and September 2013, respectively.

The potential cash payments and the down-round provision preclude the classification of these warrants as equity. Accordingly, the warrants are accounted for as a liability and adjusted to fair value through earnings at each reporting date. The gain resulting from the decrease in fair value of warrants was $83,435 and $413,587 for the three and six months ended June 30, 2011, respectively. The gain resulting from the decrease in fair value of warrants was $156,936 and $169,470 for the three and six months ended June 30, 2010, respectively.

The estimated fair values of the warrants issued to April Investor and September Investor were determined at June 30, 2011 and December 31, 2010 using Binominal Option Pricing Model with Level 2 inputs. The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

	Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2011	Total	Level 1	Level 2	Level 3

Liabilities at fair value:
Derivative liabilities—warrants	$622,681	0	$622,681	0

	Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2010	Total	Level 1	Level 2	Level 3

Liabilities at fair value:
Derivative liabilities—warrants	$1,036,268	0	$1,036,268	0

The fair values of the warrants are summarized as follows:

	April Warrants	September Warrants
Fair value of warrant per share (US$) at:
Date of issuance	$1.07	$2.08
December 31, 2010	$6.97	$7.00
June 30, 2011	$4.17	$4.22

The fair values of the warrants outstanding as of June 30, 2011 and December 31, 2010 were determined based on the Binominal option pricing model, using the following key assumptions:

	June 30, 2011		December 31, 2010
	April Warrants	September Warrants	April Warrants	September Warrants

Expected volatility	114.6%	108.9%	67.5%	67.0%

Expected dividends yield	0%	0%	0%	0%

Time to maturity	1.8 years	2.2 years	2.3 years	2.7 years

Risk-free interest rate per annum	1.219%	1.219%	1.483%	1.483%

Fair value of underlying common shares (per share)	$5.25	$5.25	$8.40	$8.40

Stock-based compensation

Pursuant to the 2010 Omnibus Securities and Incentive Plan (the “Plan”), which was approved by the stockholders of the Company in the annual meeting held on June 11, 2010, the Company was authorized to issue up to 1,500,000 shares of the Company’s common stock in any calendar to selected executives, key employees and directors. The purpose of the Plan is to provide incentives to such individuals to promote the success of the Company’s business.

 In October 2010, the Company granted 1,183,667 restricted shares to management and independent directors of the Company in accordance with the Plan. Management was granted 1,137,000 shares on October 8, 2010, and the independent directors were granted 46,667 shares on October 15, 2010. All of the restricted shares vested in April 2011.

A summary of the status of the Company’s shares as of June 30, 2011, and changes during the three and six months ended June 30, 2011, is presented below:

		Weighted average
		grant-date
Restricted shares	Shares	fair value
Balance at January 1, 2011	1,183,667	$9,261,239
Granted	0	0
Vested	0	0
Forfeited	0	0
Balance at March 31, 2011	1,183,667	$9,261,239
Granted	0	0
Vested	(1,183,667)	(9,261,239)
Forfeited	0	0
Balance at June 30, 2011	0	$0

At June 30, 2011, there was no unrecognized compensation cost related to unvested shares granted under the Plan. The total stock-based compensation cost recognized in the statement of income for the three and six months ended June 30, 2011 was $370,866 and $4,950,600.

NOTE 16 – STATUTORY RESERVE

Yongye Nongfeng and Yongye Fumin are required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principal in the PRC to a statutory surplus reserve until the reserve balance reaches 50% of its registered capital. For the six months ended June 30, 2011 and 2010, Yongye Nongfeng made appropriations to this statutory reserve of $5,889,753, and $3,098,328, respectively. The accumulated balance of the statutory reserve of Yongye Nongfeng as of June 30, 2011 and December 31, 2010 was $15,791,863 and $9,915,074, respectively.

In accordance with the PRC laws and regulations, Yongye Nongfeng is restricted in its ability to transfer a portion of its net assets to the Company in the form of dividends, which amounted to $15,002,270, representing the amount of accumulated balance of statutory reserve of Yongye Nongfeng attributable to the Company as of June 30, 2011.

NOTE 17 – INCOME TAXES

Yongye Nongfeng, being a foreign investment enterprise located in the Western Region of the PRC, was entitled to a preferential income tax rate of 15% for the years ended December 31, 2009 and 2010. During the six months ended June 30, 2011, Yongye Nongfeng received a High-Tech Enterprise Certificate which entitles it to a preferential tax rate of 15% for three years starting from January 1, 2010.

The Company’s effective income tax rate was 19.49% and 15.65% for the three months ended June 30, 2011 and 2010, respectively, and was 20.05% and 15.85% for six months ended June 30, 2011 and 2010, respectively. The effective income tax rate for the three and six months ended June 30, 2011 differs from the PRC statutory income tax rate of 25% primarily due to the effect of the abovementioned preferential tax treatment on Yongye Nongfeng’s High-Tech Enterprise qualification which is partly offset by the effect of non-deductible expenses.

There has been no change in unrecognized tax benefits during the six months ended June 30, 2011. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. No interest and penalties related to unrecognized tax benefits were recorded for each of the three and six months ended June 30, 2011.

NOTE 18 – FAIR VALUE MEASUREMENTS

The fair values of the financial instruments as of June 30, 2011 and December 31, 2010 represent the estimated amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash, restricted cash, accounts receivable, other receivables, long-term loans and payables – current portion, short-term bank loans, accounts payable, accrued expenses and other payables: The carrying amounts approximate fair value because of the short maturity of these instruments.

Derivative liabilities: The method and assumptions used to estimate the fair value of derivative liabilities are set out in Note 14.

Long-term loans and payables: The fair value of the Company’s long-term loans is estimated by discounting future cash flows using current market interest rates offered to the Company and its subsidiaries for debts with substantially the same characteristics and maturities, and approximates to its carrying amount.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

The Company has an operating lease for an office space in Beijing, PRC for the period from January 1, 2011 to December 31, 2013. The lease expense for this office space was $64,172 and $57,974 for the three months ended June 30, 2011 and 2010, respectively, and  $127,559 and $115,926 for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, minimum lease payments for each of twelve months period ended June 30, 2012, 2013 and 2014 under non-cancellable operating lease agreement is $258,134, $258,134 and $129,067, respectively or an aggregated amount of $645,335. There is no minimum lease payment in the next fourth and fifth twelve months period.

On May 26, 2011 and June 3, 2011, the Company and certain of its officers and directors were named in class action lawsuits filed in the United States Federal District Court for the Southern District of New York alleging, among other things, that the Company and such officers and directors issued false and misleading information to investors about the Company’s financial and business condition. On July 19, 2011, the Company and certain of its officers and directors were named in a derivative suit filed in the First Judicial District Court of the State of Nevada and for Carson City alleging, among other things, that the Company’s directors and officers breached their fiduciary duties to the Company, misrepresented the Company’s earnings, wasted corporate assets and unjustly enriched themselves at the expense of the Company. The Company believes the claims contained in these lawsuits to be without merit and intend to defend the Company vigorously.

NOTE 20 – RELATED PARTY TRANSACTIONS AND BALANCES

On January 4, 2011, the Company entered into an operating lease with Inner Mongolia Yongye for a research and development activity facility in Beijing, PRC for the period from January 4, 2011 to December 31, 2011. The lease expense for the research and development facility paid to Inner Mongolia Yongye was $39,898 and $79,308 for the three and six months ended June 30, 2011, respectively.

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

In April 2011, Yongye Nongfeng obtained two short-term bank loans of RMB 52,500,000 (equivalent to $8,122,534) and RMB 47,500,000 (equivalent to $7,348,960) from China Everbright Bank. The loan are due on April 1, 2012 and April 18, 2012, respectively, and were guaranteed by the Company’s Chairman.

NOTE 21 – EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share for the periods indicated:

	For the three months ended
	June 30, 2011	June 30, 2010
Numerator:
Net income attributable to Yongye International, Inc.	$39,536,764	$24,245,701
Series A convertible redeemable preferred shares dividends	(201,370)	-
Earnings allocated to participating nonvested shares	(73,453)	-
Earnings allocated to participating Series A convertible redeemable preferred shares	(1,017,644)	-
Net income allocated to common stockholders	$38,244,297	$24,245,701
Denominator:
Weighted average shares of common stock	49,276,070	44,578,011
Basic earnings per common stock	$0.78	$0.54

	For the six months ended
	June 30, 2011	June 30, 2010
Numerator:
Net income attributable to Yongye International, Inc.	$47,903,192	$28,616,994
Series A convertible redeemable preferred shares dividends	(201,370)	-
Earnings allocated to participating nonvested shares	(606,543)	-
Earnings allocated to participating Series A convertible redeemable preferred shares	(628,540)	-
Net income allocated to common stockholders	$46,466,739	$28,616,994
Denominator:
Weighted average shares of common stock	48,734,565	44,555,252
Basic earnings per common stock	$0.95	$0.64

The following table sets forth the computation of dilutive earnings per share for the periods indicated:

	For the three months ended
	June 30, 2011	June 30, 2010
Numerator:
Net income allocated to common stockholders as reported in Basic EPS	$38,244,297	$24,245,701
Change in fair value of derivative liabilities	(83,435)	(156,936)
Net income allocated to common stockholders	$38,160,862	$24,088,765
Denominator:
Weighted average shares of common stock as reported in Basic EPS	$49,276,070	$44,578,011
Dilutive effect of warrants	102,326	118,714
	49,378,396	44,696,725
Dilutive earnings per common stock	$0.77	$0.54

	For the six months ended
	June 30, 2011	June 30, 2010
Numerator:
Net income allocated to common stockholders as reported in Basic EPS	$46,466,739	$28,616,994
Change in fair value of derivative liabilities	(413,587)	(169,470)
Net income allocated to common stockholders	$46,053,152	$28,447,524
Denominator:
Weighted average shares of common stock as reported in Basic EPS	48,734,565	44,555,252
Dilutive effect of warrants	110,716	119,293
	48,845,281	44,674,545
Dilutive earnings per common stock	$0.94	$0.64

NOTE 22 – CONCENTRATIONS AND CREDIT RISKS

At June 30, 2011, the Company held cash in banks of approximately $74,747,557. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institution in the PRC with acceptable credit rating.

Five major customers accounted for 33% of the Company’s total revenues for the three months ended June 30, 2011. Five major customers accounted for 34% of the Company’s total revenues for the six months ended June 30, 2011. Five major customers accounted for 84% of the Company’s total revenues for the three months ended June 30, 2010. Five major customers accounted for 80% of the Company’s total revenues for the six months ended June 30, 2010. The Company’s total revenues from five major customers was $51,775,780 and $69,258,378 for the three and six months ended June 30, 2011, respectively. The Company’s total revenues from five major customers was $75,432,080 and $91,324,592 for the three and six months ended June 30, 2010, respectively. All of these major customers are distributors in the PRC agriculture industry.

For the three months ended June 30, 2011				For the six months ended June 30, 2011
Largest	Primary	Amount of	% Total	Largest	Primary	Amount of	% Total
Customers	Provinces	Sales	Sales	Customers	Provinces	Sales	Sales
Customer A	Liaoning; Heilongjiang; Jilin	$11,714,097	7%	Customer B	Shandong	$15,482,182	8%
Customer B	Shandong	11,140,841	7%	Customer A	Liaoning; Heilongjiang; Jilin	15,111,830	7%
Customer C	Guangdong; Hainan	10,665,071	7%	Customer C	Guangdong; Hainan	13,550,836	7%
Customer D	Jiangsu	9,193,809	6%	Customer F	Shaanxi	13,097,356	6%
Customer E	Henan	9,061,962	6%	Customer D	Jiangsu	12,016,174	6%
Total		$51,775,780	33%	Total		$69,258,378	34%

For the three months ended June 30, 2010				For the six months ended June 30, 2010
Largest	Primary	Amount of	% Total	Largest	Primary	Amount of	% Total
Customers	Provinces	Sales	Sales	Customers	Provinces	Sales	Sales
Customer G	Hebei; Beijing; Tianjin	$27,971,525	31%	Customer G	Hebei; Beijing; Tianjin	$32,370,196	28%
Customer C	Guangdong; Jiangsu; Henan; Shanxi	18,708,074	21%	Customer C	Guangdong; Jiangsu; Henan; Shanxi	23,917,364	21%
Customer H	Inner Mongolia	11,101,032	12%	Customer H	Inner Mongolia	13,299,061	12%
Customer B	Shandong	9,406,970	11%	Customer B	Shandong	12,251,665	11%
Customer A	Liaoning; Heilongjiang; Jilin	8,244,479	9%	Customer A	Liaoning; Heilongjiang; Jilin	9,486,306	8%
Total		$75,432,080	84%	Total		$91,324,592	80%

Three major suppliers accounted for 83% ($22,790,351), of which one major supplier accounted for 31% ($8,539,793), of the Company’s total inventory purchases for the three months ended June 30, 2011. Three major suppliers accounted for 87% ($50,562,626), of which one major supplier accounted for 36% ($20,794,408), of the Company’s total inventory purchases for the six months ended June 30, 2011. Three major suppliers accounted for 88% ($31,126,269), of which one major supplier accounted for 68% ($24,109,239), of the Company’s total inventory purchases for the three months ended June 30, 2010. Three major suppliers accounted for 88% ($46,690,209), of which one major supplier accounted for 72% ($38,085,055), of the Company’s total inventory purchases for the six months ended June 30, 2010. If these suppliers terminate their supply relationship with the Company, the Company may be unable to purchase sufficient raw materials on acceptable terms which may adversely affect the Company’s results of operations.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. In addition, the Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, rates and methods of taxation, and the extraction of mining resources, among other factors.

NOTE 23 – SUBSEQUENT EVENTS

On July 27, 2011, the Ministry of Finance, the General Administration of Customs and the State Administration of Taxation jointly issued a notice in which enterprises engaging in encouraged industries in Western Region are entitled to a preferential income tax rate of 15% from January 1, 2011 to December 31, 2020. The entitled Western Region area includes Sichuan, Guizhou, Inner Mongolia Autonomous Region, Qinghai and etc. Yongye Nongfeng and Yongye Fumin will apply for the preferential income tax rate as they are all located in Inner Mongolia Autonomous Region.

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

Company Overview

We are a leading crop nutrient company in China in term of total sales in 2010. We are primarily engaged in research, development, manufacturing and sales of fulvic acid based crop and animal nutrient products for the agriculture industry.  We are headquartered in Beijing with production facilities in Hohhot, Inner Mongolia Autonomous Region of China (“Inner Mongolia”).  Our products are sold nationwide in 30 provinces, autonomous regions and centrally-administered municipalities across China.

Products

Currently, our principal product is liquid crop nutrient, from which we derived substantially all of our sales for the six months ended June 30, 2011. We also produce powder animal nutrient product which is mainly used for dairy cows. We market both products under the trade name “Shengmingsu” (“生命素” in Chinese which means “Life Essential”). We produce our liquid crop nutrient product based on a patented formula utilizing fulvic acid as the primary compound base which is combined with various micro nutrients such as zinc and boron as well as macro nutrients like nitrogen, phosphorous and potassium ("NPK”) that are essential for the health of crops.  Our product’s core fulvic acid compound improves crop yield by enhancing the absorption of fertilizers and micro nutrients.  In addition, our product formulation includes micro nutrients and NPK to serve as a supplement during key growth stages of crops. We believe that our product is particularly well-suited for use in China, which generally has highly degraded farming soil as a result of over-farming, decades of over-use of chemical fertilizers and less advanced farming practices compared with more developed nations.  After water dilution, our liquid crop nutrient product is most commonly applied through directly spraying onto leaves of crops and typically used at certain critical growth stages of crops in addition to normal fertilizer application.

The efficacy of fulvic acid for enhancing crop yield is well-documented by over 20 global research reports published by universities and institutions in the United States, China, Europe and other countries.  The Inner Mongolia Autonomous Region Scientific and Technology Bureau (“IMARSTB”) conducted an official assessment of our liquid crop nutrient product in 2008 and concluded that our product increases agricultural output, improves the utilization rate of fertilizer, enhances crop resistance to diseases and droughts, and has a lighter weight and higher bio-activity than other products it tested.  In addition, the IMARSTB concluded that large scale experimentation in China has proven that our product can increase overall yields of staple crops, such as wheat and rice by the 10-20%, and vegetables and fruits by 15-30%, while also improving product quality. Many other third parties also conducted tests on our product’s efficacy on different crops and geographical locations in China, and they have drawn similar conclusions as documented in the IMARSTB assessment.

Our powder animal product is principally used in the dairy industry as a feed additive for dairy cows and helps decrease inflammation and alleviate pain due to mastitis which occurs as a result of milking.

Sales and Distribution

We employ a multi-tiered distribution model whereby we sell our products to provincial-level distributors who sell to our end-users either directly or indirectly through county-level and village-level distributors. We currently have 25 provincial-level distributors, most of which each covers a single province, while the rest of them cover either multiple provinces or a portion of one province (in the case of Hebei, Inner Mongolia and Xinjiang). We select our provincial-level distributors based on criteria including experience, reputation, network coverage and financial strength, and we usually enter into multi-year distribution contracts with them.  All of our contracts with provincial-level distributors include mutual exclusivity provisions whereby the provincial-level distributors are not allowed to distribute competing products, and we grant the distributor exclusive sales rights in the designated territory. We are careful to ensure that the sales territories of our provincial-level distributors do not overlap.

Our provincial-level distributors sell our products directly to county-level distributors, to key accounts, such as large farms, or through promotional events to farmers. County-level distributors sell our products to independently owned Yongye-branded stores, which serve as village-level retailers of our products (“Branded Retailers”), as well as to large farms and through promotional events to farmers. Branded Retailers distribute our products directly to farmers in rural villages and towns. Most of them are privately owned individual agriculture stores while some have common ownership or belong to store chains. None of these “Branded Retailers” is owned or controlled by us. They are typically small size and distribute a variety of agriculture-related products, including fertilizer, seeds and pesticides to farmers in the surrounding areas.

The following chart illustrates our multi-tiered distribution model:

To ensure consistent pricing and channel margins nationwide, Branded Retailers are typically granted exclusive sales rights of our products for their authorized territory at the village/town level. We also provide the Branded Retailers with our distinct signage with the “Yongye Shengmingsu” logo which typically comprises the entire exterior storefront of Branded Retailers. Branded Retailers normally display our products in prominent shelf spaces and they are responsible for providing technical support to farmers and setting up demonstration sites for our products.

As of June 30, 2011, our products were sold in 30 provinces, autonomous regions and centrally-administered municipalities across China through 25 provincial-level distributors, 803 county-level distributors and 28,373 Branded Retailers.  Our multi-tiered distribution model allows us to penetrate the vast and highly fragmented rural area of China by utilizing our internal sales team to manage and leverage thousands of sales personnel at our provincial-level distributors, county-level distributors and Branded Retailers. Our internal sales team actively manages our multi-tier distribution network by participating in major distributor sales activities and providing presentations and seminars.

Production

Our product’s core compound fulvic acid is extracted from humic acid, which is in turn derived from lignite coal.  Our production process primarily involves the extraction of fulvic acid and then blending it with macro and micro nutrients based on our patented formula. Compared to humic acid, the smaller fulvic acid molecular structure enables it to be more easily absorbed by crop leaves.

We have two production facilities in Hohhot City, Inner Mongolia, with one located in Jinshan Industrial Park (the “Jinshan Facility”) and one in Wuchuan County (the “Wuchuan Facility”).  Prior to the fourth quarter of 2010, the Jinshan Facility was our sole manufacturing facility and it used purchased humic acid as the key raw material to produce our products.  Our Wuchuan Facility was completed in the fourth quarter of 2010 and directly utilizes lignite coal as the key raw material, enabling us to bypass intermediaries from whom we used to purchase humic acid. Our Wuchuan Facility produces our final products and supply intermediate products for our Jinshan Facility’s production needs.

Currently, we procure lignite coal from an independent third party supplier in Inner Mongolia.  In March 2010, we entered into an agreement to acquire a lignite coal resource project in Wuchuan County, Inner Mongolia.  The mining rights associated with this project are still pending final government approval.  Upon the granting of such mining rights, we will be able to further vertically integrate our operations by using lignite coal extracted from our own mine.

Currently we have 30,000 and 16,000 tons of annual design production capacity at the Wuchuan Facility and the Jinshan Facility, respectively.  The major production processes for liquid crop nutrient product and powder animal nutrient product are identical, and therefore production capacities for the two products are inter-changeable.

Because of the proprietary nature of our products and manufacturing process, we customized the core production components of our manufacturing facilities to enable capacity flexibility.  Our design capacity is calculated by us based on key assumptions including 300 days of operation in a year and under normal manufacturing conditions.  Under actual manufacturing conditions and based on the seasonality in our business, our production facilities have the flexibility to adjust actual production to levels higher than our stated, theoretical design capacities.  For instance, during the past several years, our production outputs during the peak second and third quarters have consistently exceeded the design capacity.

For the six months ended June 30, 2011, our actual production output for liquid crop nutrient product was 11,930 tons and the actual output for powder animal nutrient was 204 tons.  We may continue to invest in production capacity expansion as required to respond to increasing demand for our products in the future.

R&D and Manufacturing Technologies

Our products are based on a patented formula that combines the fulvic acid base with other macro and micro nutrients.  Our formulations were designed to enhance crop yield by increasing absorption of fertilizer and micro nutrients and providing key micro nutrients and NPK in key growth stages of crops.  In addition, our engineers designed our manufacturing process to overcome technical barriers associated with the extraction of fulvic acid and the blending of our products on an industrial scale so that micro and macro nutrients in our products are water soluble and can be easily absorbed by crops after being sprayed on the leaves.  We were granted two 20 year invention patents by State Intellectual Property Office in the PRC effective from October 12, 2006 and October 21, 2005 that cover formulations for both liquid crop nutrient product and powder animal nutrient product, as well as the manufacturing process for extraction and blending of our products.  In addition to seeking patent protection, we keep certain proprietary know-how related to extraction and blending as trade secrets.

Marketing and Branding

Our end-customers make their purchase decisions primarily based on actual demonstrations of the efficacy of our product, typically over an entire growing season.  Accordingly, our sales and marketing strategy primarily focuses on local demonstration sites at which locally-grown crops are planted side-by-side with and without our liquid crop nutrient applied.  In executing our marketing strategy, Branded Retailers play a key role in setting up these demonstration sites, marketing our products and providing technical support to farmers.  Branded Retailers are typically trained by our distributors who receive regular and ongoing guidance from our sales and marketing and research and development teams.  In addition, we hold a large-scale training program in Hohhot, Inner Mongolia annually where we invite Branded Retailers from around China to directly receive product, sales and marketing training.

In addition, our internal sales team frequently organizes presentations and seminars targeted at provincial-level and county-level distributors in order to convey our sales strategy effectively to them.  We also designed a series of incentive programs to motivate our distributors to drive performance and enhance loyalty, including sending selected distributors to a Yongye-sponsored executive training program at Tsinghua University, one of China’s most prestigious academic institutions.

At the national level, we have been conducting a variety of marketing and branding campaigns to enhance our brand recognition among not only end-users but also existing and potential distributors and Branded Retailers. We are amongst the very few players in our industry that actively sponsor CCTV (national TV channel) agricultural programs. We also use local TV stations, agricultural publications and newspapers to carry our advertisements. In addition, we are currently working with a national celebrity, Wang Baoqiang, as our spokesperson, to enhance our product image.

Recent Developments

On May 29, 2011, we entered into a Securities Purchase Agreement with MSPEA Agriculture Holding Limited (“MSPEA”), an affiliate of Morgan Stanley, and Full Alliance International Limited (“Full Alliance”), our largest shareholder, pursuant to which we sold to MSPEA 5,681,818 shares of our convertible preferred stock for an aggregate purchase price of US$50 million.

On May 26, 2011 and June 3, 2011, we and certain of our officers and directors were named in class action lawsuits filed in the US Federal District Court for the Southern District of New York alleging, among other things, that we and such officers and directors issued false and misleading information to investors about our financial and business condition. On July 19, 2011 we and certain of our officers and directors were named in a derivative suit filed in the First Judicial District Court of the State of Nevada and for Carson City alleging, among other things, that our directors and officers breached their fiduciary duties to us, misrepresented our earnings, wasted corporate assets and unjustly enriched themselves at the expense of us. We believe the claims contained in these lawsuits to be without merit and intend to defend ourselves vigorously.

Factors Affecting Our Operating Results

Market Potential for Crop Nutrient Products in China

The long-term market growth of crop nutrient products in China is primarily driven by the need to improve crop yield to ensure sufficient food supply in view of limited and shrinking per capita arable land in China. Currently, with only approximately 10% of the world's arable land, China needs to feed 1.3 billion people, or 20% of the world's population. According to the National Population and Family Planning Commission of China, China's population will reach 1.5 billion by 2030. Therefore, the country faces the challenge of producing additional food to feed the additional 200 million people within the next 20 years. This puts great pressure on China’s agricultural system to increase production output.

Table 1

Over-farming, decades of overuse of chemical fertilizers and less advanced farming practices have led to degraded soil quality in China. Although China already led the world in fertilizer consumption, applying more fertilizers than the world average on a per hectare basis, the crop yield lags behind most other countries. This creates a huge demand for crop nutrient products that can help improve fertilizer utilization and increase yield. Fulvic acid based crop nutrients are particularly well suited for the market, as it can allow crops to more effectively absorb fertilizers and minerals from the degraded soils.

The market for our crop nutrient product is large and has attractive long-term growth prospects. China has 1.8 billion mu (each mu is equivalent to approximately 667 square meters) of arable land in total. Typically, each mu of arable land requires at least 300 ml of our liquid crop nutrient product for one growing season. For the year of 2010, our crop nutrient product is estimated to have been used in only less than 5% of the arable land in China, assuming there is only one growing season per annum for all the arable land across China.

Favorable Government Policies on Agriculture

The agriculture industry in China enjoys favorable government policies. In 2010, there was RMB818 billion (US$126 billion) budgeted government spending on agriculture, rural areas and farmers, 14.3% higher than in 2009. According to the 12th Five-Year National Economic and Social Plan (2011-2015) of China, the Chinese government will continue to support the agriculture industry. Increasing the agriculture production capacity and developing high-yield, high-quality and high-efficiency agriculture are the focus of the Chinese government. Given our product's ability to improve fertilizer utilization, increase crop yield, improve product quality, and enhance crop’s drought-resistance, we expect that we will further benefit from the Chinese government’s agricultural policy.

Distribution Network

The agricultural goods market is very fragmented and spans over 600,000 villages in over 2,000 counties in over 30 provincial regions in China. As farmers in China tend to be less mobile, it is vital to distribute at the village-level in order to address this market. However, due to the scattered nature of China’s villages, it is necessary to work through county-level distributors in order to overcome barriers related to geography, local cultures and business networks. To sell to farmers through village retail stores, crop nutrient manufacturers typically work with provincial-level distributors to manage county-level distributors or work directly with county-level distributors.

In order to more rapidly achieve nationwide coverage, we have adopted a strategy to work with provincial-level distributors rather than directly with county-level distributors. We invest significantly in branding, training and technical support to motivate and maintain the long-term loyalty of our distributors and Branded Retailers, which is critical to successfully selling product through a multi-tier distribution network. Since we enter and expand into provincial regions at different times, our sales in different provincial markets vary due to different market penetration rates.

Our end customers are comprised of large farms which purchase directly from distributors, and individual farmers who purchase through Branded Retailers or through promotional events held by local distributors. Our Branded Retailer network has been a key driver of our sales. The number of Branded Retailers increased from 24,036 as of December 31, 2010 to 28,373 as of June 30, 2011.  Heilongjiang, Jiangsu, Xinjiang and Henan provinces accounted for the majority of newly recruited Branded Retailers.

Below is a table setting forth the expansion of our Branded Retailer network.

Branded Retailer by Region	Year end 2009	Q2 End 2010	Year end 2010	Q2 End 2011

Hebei/Beijing/Tianjin	1,894	2,841	3,532	3,795
Inner Mongolia	660	620	501	567
Shandong	1,216	2,470	3,198	3,325
Guangdong/Hainan	75	385	641	845
Henan	844	1,573	1,920	2,208
Heilongjiang/Jilin/Liaoning	315	1,013	1,231	2,066
Xinjiang	356	816	1,395	1,946
Hubei/Hunan	2,082	2,709	3,040	2,949
Gansu/Qinghai	119	628	887	915
Jiangsu	439	809	1,186	1,748
Shanxi	167	711	1,106	1,288
Anhui	417	1,087	1,222	1,390
Shaanxi	25	1,096	1,443	1,480
Sichuan/Chongqing	201	586	691	958
Jiangxi/Fujian	100	480	666	937
Yunnan/Guizhou	66	350	620	896
Zhejiang	-	85	138	191
Guangxi	-	96	184	428
Ningxia	134	345	427	433
Shanghai	-	-	8	8
Total	9,110	18,700	24,036	28,373

The decrease of the number of retailers in a few provincial regions is primarily the result of our ongoing active management on retail network. With support from us, our provincial-level and county-level distributors recruit new retailers that meet certain standards and eliminate those that underperform.

Seasonality

Our liquid crop nutrient product is most commonly applied by directly spraying onto leaves of crops in the second and third quarters, which corresponds to the growing seasons for most crops in most parts of China. Accordingly, the sales during the second and third quarters typically represent 70-80% of our annual sales. Our accounts receivable days typically increase in-line with our peak sales seasons and decrease during non-peak seasons. In addition, we typically accumulate higher volumes of finished goods during the non-peak season in preparation for the subsequent peak sales seasons which will result in higher inventory turnover days during non-peak seasons.

Pricing

We principally sell to our provincial-level distributors at an ex-factory price, and they in turn sell to lower level distributors at distributor prices. Branded Retailers sell to farmers at our suggested retail prices. Our pricing policy is consistent across the country, and we require our provincial-level distributors to ensure this policy is followed by county-level distributors and Branded Retailers. Our pricing policy for ex-factory price, different level of distributor prices and suggested retail prices have generally remained stable for the past several years. In 2011, we allowed Branded Retailers to charge a higher retail price for an updated version of our crop nutrient product that is replacing the prior version.

In July 2010, we acquired a list of eight direct customers from our former provincial-level distributor in Hebei.  As a result, we have been able to directly sell products in Hebei province at a county-level distributor price after bypassing the former provincial-level distributor. We expect to maintain the higher selling price to those eight distributors in Hebei in the foreseeable future.

We may adjust our selling prices from time to time in the future based on then market conditions, and any such adjustments may affect our margins, market demand and financial results.

Raw Materials

Our key raw material is lignite coal, and its price is affected by factors such as market demand, lignite coal quality and transportation cost. Prior to 2011, the key raw material for our products was humic acid which was procured from third party suppliers. Upon the completion of our Wuchuan Facility at the end of 2010, we have been able to extract humic acid and fulvic acid in-house from lignite coal and no longer rely on humic acid from intermediaries. Other raw materials used in our products include macro and micro nutrients as well as chemicals used in our extraction and blending processes.

Fluctuations in raw material costs will affect our cost of sales and gross profit margin, and we may not be able to pass such increased costs on to our distributors and then to our end customers.

Competition

While we compete with both nationwide and local manufacturers of humic/fulvic acid crop nutrients, we believe we are a clear market leader. The Chinese agriculture industry and the retail market for agricultural goods are highly fragmented. As of July 2011, there were 3,931 fertilizer products registered in the PRC Ministry of Agriculture's registry. We mainly compete directly with producers of humic/fulvic acid based products, of which there were 863 registered as of July 2011.

In addition to humic/fulvic acid based crop nutrient products, our nutrient products also compete with other liquid fertilizers applied on plant leaves, such as amino acid-based nutrients and other liquid fertilizers containing NPK or minerals as many farmers view such liquid fertilizers as a single product category.

We believe that with our proven product efficacy, our premium brand and our nation-wide distribution network, we are well positioned to maintain our leadership position in this market.

RESULTS OF OPERATIONS

Summary Statement of Income Data

in US$, except for percentages	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010	Variance	%	Variance	%

Sales	154,704,865	89,414,388	204,926,076	114,349,104	65,290,477	73%	90,576,972	79%

Cost of sales	62,939,174	39,378,346	85,860,458	50,456,303	23,560,828	60%	35,404,155	70%

Gross profit	91,765,691	50,036,042	119,065,618	63,892,801	41,729,649	83%	55,172,817	86%

Selling expenses	29,152,923	16,343,330	36,834,243	22,631,333	12,809,593	78%	14,202,910	63%

Research and development expenses	5,555,634	2,238,331	6,608,614	2,338,896	3,317,303	148%	4,269,718	183%

General and administrative expenses	5,586,019	1,614,692	12,864,324	3,465,946	3,971,327	246%	9,398,378	271%

Income from operations	51,471,115	29,839,689	62,758,437	35,456,626	21,631,426	72%	27,301,811	77%

Other income/(expenses)
Interest expense	(291,751)	(21,614)	(309,862)	(37,554)	(270,137)	1250%	(272,308)	725%
Interest income	16,860	14,343	27,164	22,825	2,517	18%	4,339	19%
Subsidy income	655,071	286,074	655,071	324,472	368,997	129%	330,599	102%
Other income/(expenses), net	26,560	821	101,619	(86,360)	25,739	3135%	187,979	-218%
Decrease in fair value of derivative liabilities	83,435	156,936	413,587	169,470	(73,501)	-47%	244,117	144%

	For the Three Months		For the Six Months		For the Three Months		For the Six Months
(Continued)	Ended, June 30,		Ended, June 30,		Ended June 30,		Ended June 30,
	2011	2010	2011	2010	Variance	%	Variance	%
in US$, except for percentages
Total other income/(expenses), net	490,175	436,560	887,579	392,853	53,615	12%	494,726	126%

Earnings before income tax expense	51,961,290	30,276,249	63,646,016	35,849,479	21,685,041	72%	27,796,537	78%

Income tax expense	10,127,255	4,738,834	12,760,047	5,683,322	5,388,421	114%	7,076,725	125%

Net income	41,834,035	25,537,415	50,885,969	30,166,157	16,296,620	64%	20,719,812	69%

Less: Net income attributable to the noncontrolling interest	2,297,271	1,291,714	2,982,777	1,549,163	1,005,557	78%	1,433,614	93%

Net income attributable to Yongye International, Inc.	39,536,764	24,245,701	47,903,192	28,616,994	15,291,063	63%	19,286,198	67%

Earnings per share:
Basic earnings per common stock	0.78	0.54	0.95	0.64
Diluted earnings per common stock	0.77	0.54	0.94	0.64

Weighted average shares used in computation:
Basic earnings per common stock	49,276,070	44,578,011	48,734,565	44,555,252
Diluted earnings per common stock	49,378,396	44,696,725	48,854,281	44,674,545

Review of Results of Operation for the Three and Six Months Ended June 30, 2011

Our sales increased by 73.0% to US$154.7 million for the three months ended June 30, 2011, from US$89.4 million for the same period of 2010.  Our sales increased by 79.2% to US$204.9 million for the six months ended June 30, 2011, from US$114.3 million for the same period of 2010.

Our gross profit increased by 83.4% to US$91.8 million for the three months ended June 30, 2011, from US$50.0 million for the same period of 2010. Gross profit margin was 59.3% for the three months ended June 30, 2011, as compared to 56.0% for the same period of 2010.  Gross profit increased by 86.4% to US$119.1 million for the six months ended June 30, 2011, from US$63.9 million for the same period of 2010. Gross profit margin was 58.1% for the six months ended June 30, 2011, as compared to 55.9% for the same period of 2010.

Our net income attributable to Yongye International Inc. increased by 63.1% to US$39.5 million, or US$0.77 diluted earnings per share, for the three months ended June 30, 2011, from US$24.2 million, or US$0.54 diluted earnings per share, for the same period of 2010.  Our net income attributable to Yongye International Inc. increased by 67.4% to US$47.9 million, or US$0.94 diluted earnings per share, for the six months ended June 30, 2011, from US$28.6 million, or US$0.64 diluted earnings per share, for the same period of 2010.

Sales

Below is an analysis of our sales for the three months ended June 30, 2011 and 2010, as well as the six months ended June 30, 2011 and 2010.

Our sales increased by US$65.3 million, or 73.0%, to US$154.7 million for the three months ended June 30, 2011, from US$89.4 million for the same period of 2010. For the three months ended June 30, 2011, we derived US$114.6 million, or 74.1% of our total sales, from existing provincial markets, and we derived US$40.1 million, or 25.9% of our total sales, from the newly developed provincial markets, which we started to actively manage after the second fiscal quarter of 2010. The newly developed provincial markets primarily included Anhui, Shaanxi, Sichuan, Jiangxi and Yunnan.

Of the US$65.3 million increase of sales for the three months ended June 30, 2011, US$25.2 million, or 38.6%, were derived from existing provincial markets, primarily due to more effective channel management and continued retail network development in provinces such as Jiangsu, Hebei, Hubei and Henan. We achieved significant sales increase in Jiangsu after some former county-level distributors were replaced by new local distributors with more resources. In Hebei, our sales continued to grow as we have been able to work directly with lower level distributors and more effectively execute our marketing programs after the acquisition of the customer list from our former distributor in Hebei province. In Henan province, our distributor has developed a significantly stronger retail network to drive sales. We also achieved significant growth in newly developed provincial markets including Yunnan, Anhui, Jiangxi and Sichuan. For example, farmers in Yunnan province began to apply our liquid to nutrient product to their tobacco and flowers.

For the three months ended June 30, 2011, the average selling price (“ASP”) of our liquid crop nutrient product was US$11,617 per ton, as compared to US$10,710 per ton for the same period of 2010. The increase in our ASP is the result of a higher ASP in Hebei province after we acquired the customer list of our former distributer in Hebei province in July 2010, as well as the effect of currency rate fluctuations.

Our sales increased by US$90.6 million, or 79.2%, to US$204.9 million for the six months ended June 30, 2011, from US$114.3 million for the same period of 2010. For the six months ended June 30, 2011, sales from those newly developed provincial markets were US$58.3 million, or 28.5%, while existing markets contributed US$146.6 million, or 71.5% of the sales.

Of the US$90.6 million increase in our total sales for the six months ended June 30, 2011, US$32.3 million, or 35.6%, were derived from existing provincial markets, and US$58.3 million, or 64.4%, were derived from the newly developed markets.  The increase of sales in existing markets was primarily due to higher penetration rate in provinces such as Jiangsu, Henan, Heilongjiang/Jilin /Liaoning and Hebei. We also achieved significant growth in newly developed provincial markets including Shaanxi, Anhui, Yunnan, Sichuan and Jiangxi.

The following table set forth the sales breakdown by region for the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010:

	2011	2010	YoY	YoY		2011	2010	YoY	YoY
Sales By Region (US$ mm)	Q2	Q2	Change in US$	Change in %		1H	1H	Change in US$	Change in %
Hebei/Beijing/Tianjin	32.5	28.0	4.5	16.1%		38.0	32.4	5.6	17.3%
Inner Mongolia	10.0	11.4	(1.4)	-12.3%		12.2	13.6	(1.4)	-10.3%
Shandong	11.1	9.4	1.7	18.1%		15.7	12.3	3.4	27.6%
Guangdong/Hainan	10.7	7.4	3.3	44.6%		13.7	10.5	3.2	30.5%
Henan	9.1	4.9	4.2	85.7%		11.9	5.4	6.5	120.4%
Heilongjiang/Jilin/Liaoning	11.7	8.2	3.5	42.7%		15.1	9.6	5.5	57.3%
Xinjiang	4.1	4.4	(0.3)	-6.8%		6.0	5.9	0.1	1.7%
Hubei/Hunan	6.7	2.4	4.3	179.2%		9.5	6.5	3.0	46.2%
Gansu/Qinghai	4.7	5.4	(0.7)	-13.0%		6.3	6.0	0.3	5.0%
Jiangsu	9.2	3.8	5.4	142.1%		12.0	4.7	7.3	155.3%
Shanxi	4.9	2.5	2.4	96.0%		6.3	3.2	3.1	96.9%
Anhui	8.5	-	8.5	-		11.8	1.1	10.7	972.7%
Shaanxi	6.5	0.4	6.1	15.3	x	13.1	0.5	12.6	25.2	x
Sichuan/Chongqing	7.9	0.4	7.5	18.8	x	10.7	0.7	10.0	14.3	x
Jiangxi/Fujian	8.0	0.1	7.9	79.0	x	10.2	0.4	9.8	24.5	x
Yunnan/Guizhou	9.0	0.4	8.6	21.5	x	11.9	0.6	11.3	18.8	x
Zhejiang	-	0.1	(0.1)	-100.0%		-	0.3	(0.3)	-100.0%
Guangxi	0.1	0.1	-	0.0%		0.3	0.3	-	0.0%
Ningxia	-	-	-	-		0.1	0.2	(0.1)	-50.0%
Shanghai	-	-	-	-		-	-	-	-
Others	-	0.1	(0.1)	-100.0%		0.1	0.2	(0.1)	-50%
Total	154.7	89.4	65.3	73.0%		204.9	114.3	90.6	79.3%

Production Output

Our production output for our liquid crop nutrient product was 4,886 tons for the three months ended June 30, 2011 and 11,930 tons for the six months ended June 30, 2011. After our Wuchuan Facility became operational, we have significantly increased production capacity. Our manufacturing facilities did not operate at full capacity in the second quarter of 2011.  Due to a backup of accumulated inventory from previous quarters, production output in this quarter was sufficient to meet product demand. As such, we improved inventory management and reduced inventory turnover days to 85 days for the three months ended June 30, 2011 compared to 100 days for the same period of 2010.  We expect our production output will increase in the third quarter of 2011.

During the three months ended June 30, 2011, we sold 13,278 tons of liquid crop nutrient product. During the six months ended June 30, 2011, we sold 17,631 tons of liquid crop nutrient product.

Cost of Sales

Our cost of sales increased by US$23.6 million, or 59.8%, to US$62.9 million for the three months ended June 30, 2011, from US$39.4 million for the same period of 2010. Cost of sales increased by US$35.4 million, or 70.2%, to US$85.9 million for the six months ended June 30, 2011, from US$50.5 million for the same period of 2010.

For the three months ended June 30, 2011, our cost of sales accounted for 40.7% of our total sales, as compared to 44.0% for the same period of 2010. The cost of sales as percentage of revenue decreased by 3.3% mainly due to the fact that after our Wuchuan Facility became operational, we started to use lignite coal as key raw material, enabling us to bypass intermediaries from whom we used to purchase humic acid.

Gross Margin

Our gross margin was 59.3% for the three months ended June 30, 2011, as compared to 56.0% for the same period of 2010.  Our gross margin was 58.1% for the six months ended June 30, 2011, as compared to 55.9% for the same period of 2010.  The increase in gross margin was mainly due to that after our Wuchuan Facility became operational, we started to use lignite coal as key raw material, enabling us to bypass intermediaries from whom we used to purchase humic acid.

Selling Expenses

Our selling expenses increased by US$12.8 million, or 78.4%, to US$29.2 million for the three months ended June 30, 2011, from US$16.3 million for the same period of 2010. As a percentage of sales, selling expenses increased from 18.3% for the three months ended June 30, 2010 to 18.8% for the same period of 2011. The increase of selling expenses was primarily due to (i) an increase in advertising and promotion expenses of US$10.6 million relating to marketing and promotional activities in our existing and new geographic markets, (ii) an increase in the transportation expenses of US$1.2 million due to increase in sales, and (iii) an increase in training and meeting expenses of US$0.9 million associated with training for various levels of distributors and staff.

Our selling expenses increased by US$14.2 million, or 62.8%, to US$36.8 million for the six months ended June 30, 2011, from US$22.6 million for the same period of 2010. As a percentage of sales, selling expenses decreased from 19.8% for the six months ended June 30, 2010 to 18.0% for the same period of 2011. The increase in selling expenses was primarily due to (i) an increase of US$13.1 million in advertising and promotion expenses, and (ii) an increase of US$1.4 million in transportation expenses due to increased sales, partially offset by a decrease of US$0.4 million in travel expenses.

General and Administrative Expenses

Our general and administrative expenses increased by US$4.0 million, or 245.9%, to US$5.6 million for the three months ended June 30, 2011, from US$1.6 million for the same period of 2010.  As a percentage of sales, general and administrative expenses increased from 1.8% for the three months ended June 30, 2010 to 3.6% for the same period of 2011, mainly due to the increases of employee compensation, including restricted stock issuances under management equity plan, training expenses, maintenance expenses for the new factory.

Our general and administrative expenses increased by US$9.4 million, or 271.2%, to US$12.9 million for the six months ended June 30, 2011, from US$3.5 million for the same period of 2010.  As a percentage of sales, general and administrative expenses increased from 3.0% for the six months ended June 30, 2010 to 6.3% for the same period of 2011, mainly due to the impact of the implementation of the management equity compensation plan, as well as an increase in employee salaries, meeting expenses, and maintenance expenses for the new factory.

Research and Development Expenses

We incurred US$5.6 million of research and development expenses for the three months ended June 30, 2011, as compared to US$2.2 million for the same period of 2010. Research and development expenses were US$6.6 million for the six months ended June 30, 2011, as compared to US$2.3 million for the same period of 2010.

Our research and development expenses mainly consist of new product development expenses as well as field test expenses for new crops and newly developed provincial markets.

Income Tax Rate

Because Yongye Nongfeng, our main operating entity in China, is a foreign investment enterprise located in the Western Region of the PRC, it was entitled to a preferential income tax rate of 15% for the years ended December 31, 2009 and 2010. According to the High-tech Enterprise Certificate granted to Yongye Nongfeng, it is entitled to a preferential tax rate of 15% for three years starting from January 1, 2010. Yongye Fumin, a new operating entity and a subsidiary of Yongye Nongfeng that was established in the third quarter of 2010, is subject to income tax at 25%.

Our effective income tax rates for the three months ended June 30, 2011 and 2010 were 19.49% and 15.65%, respectively, and were 20.05% and 15.85% for six months ended June 30, 2011 and 2010, respectively. Our effective income tax rate increased by 3.84% and 4.20% for the three months and six months ended June 30, 2011, respectively as compared with the same periods in the prior year.  The increase was primarily due to the higher tax rate for Yongye Fumin.

Our company’s PRC subsidiaries have cash balance of US$37 million as of June 30, 2011 which is planned to be permanently reinvested in the PRC. The distribution from our PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred tax liabilities on undistributed earnings of our PRC subsidiaries.

Net Income

Our net income attributable to Yongye International Inc. was US$39.5 million (representing a net profit margin of 25.6%) for the three months ended June 30, 2011 as compared to US$24.2 million (representing a net profit margin of 27.1%) for the same period of 2010.  Our net income was US$47.9 million (representing a net profit margin of 23.4%) for the six months ended June 30, 2011, as compared to US$28.6 million (representing a net profit margin of 25.0%) for the same period of 2010.  The decrease in our net profit margin is primarily due to the increase in effective tax rate and general and administrative expenses which were partially offset by the increase in our gross margin.

Liquidity and capital resources

Summary consolidated balance sheet data:

	As of June 30, 2011	As of December 31, 2010	Variance	Changes in %	Note
	in US$, except for percentages
Cash and restricted cash	74,873,256	41,953,469	32,919,787	78%
Accounts receivable, net of allowance for doubtful accounts	142,506,734	26,110,813	116,395,921	446%	1)
Inventories	43,786,483	65,878,047	(22,091,564)	-34%	2)
Deposits to suppliers	52,794,362	10,906,295	41,888,067	384%	3)
Property, plant and equipment, net	22,049,598	21,547,152	502,446	2%
Prepayment for mining project	34,934,633	34,151,063	783,570	2%	4)
Total assets	421,142,787	247,626,036	173,516,751	70%
Long-term loans and payables – current portion	996,400	457,880	538,520	118%
Short term bank loan	15,471,494	-	15,471,494	NA	5)
Accounts payable	19,018,035	6,127,606	12,890,429	210%
Income tax payable	14,578,657	6,137,119	8,441,538	138%
Accrued expenses	29,586,579	3,024,235	26,562,344	878%	6)
Other payables	2,691,523	5,310,517	(2,618,994)	-49%
Total current liabilities	83,644,921	22,154,466	61,490,455	278%
Long-term loans and payables	1,500,865	383,285	1,117,580	292%
Total equity attributable to Yongye International, Inc.	273,489,350	215,215,203	58,274,147	27%
Total equity	286,597,011	225,088,285	61,508,726	27%	7)

1)
The increase in accounts receivables of US$116.4 million was consistent with our strong sales growth in the six months ended June 30, 2011. The increase was also partly due to stronger sales momentum towards the end of the second quarter as compared to the same period of 2010, during which we experienced stronger sales momentum in the first two months in the quarter.

Days sales outstanding (“DSO”) is defined as average accounts receivable for the period divided by net sales for the period times 90. DSO increased by 17 days from 32 days for the three months ended June 30, 2010 to 49 days for the same period of 2011, due to the fact that we experienced higher accounts receivable balance as our business size increased substantially.

2)
The decrease in inventory of US$22.1 million was mainly due to the significant reduction of inventory stocking in the three months ended June 30, 2011.  After our Wuchuan Facility was put into operation, our production capacity has increased significantly. We did not operate our manufacturing facilities at full capacity during the quarter as we decided to reduce our inventory stock accrued from previous periods.

Inventory turn-over days (“Inventory days”) is defined as average inventory for the period divided by cost of sales for the period times 90. Inventory days decreased by 15 days from 100 days for the three months ended June 30, 2010 to 85 days for the same period in 2011.

3)
We increased deposit to suppliers by US$41.9 million during the three month ended June 30, 2011 in anticipation of strong production demand in the third quarter following significant inventory reductions during the second quarter. The deposits were paid primarily to suppliers of lignite coal and chemical components to lock in price and secure availability. After our Wuchuan Facility was completed in the fourth quarter of 2010, we started to source lignite coal and extract humic and fulvic acid in-house in lieu of sourcing humic acid from the market. This new operating process creates a new and significant demand for lignite coal and more demand for chemical components used in the process of converting lignite coal. In addition to our substantial business growth, those factors require us to order significantly more lignite coal and chemical components from our suppliers compared to last year.  In light of the higher demands for these raw materials, we needed to increase deposits paid in order to lock in price and guarantee availability in the current inflationary environment in China. All the raw materials for which we prepaid are expected to be delivered to us before the end of September 2011. We will work with our suppliers to manage payment terms as the procurement procedures supporting our new operating processes normalize following the ramp-up stages for the Wuchuan Facility.

4)
The cash consideration for the lignite coal resource project is RMB 240 million or approximately $35 million, of which RMB 14.2 million or approximately US$2.2 million remains to be paid. According to preliminary third party analysis, the lignite coal resource of the project we are acquiring is at surface level and the “open pit” mining method is recommended, hence we do not expect significant additional capital investment needed, compared to other mining method. Also, our Wuchuan Facility was built near the coal resource project, minimizing future shipping expense.

5)	In April 2011, Yongye Nongfeng entered into two short-term bank loans with China Everbright Bank for an aggregate amount of RMB100 million (US$15.5 million) .

6)
The increase in accrued expenses of US$26.6 million was mainly due to advertising and promotion activities, and research expenses for field tests that were conducted in the six months ended June 30, 2011.

7)
Total equity increased by US$61.5 million from US$225.1 million as of December 31, 2010 to US$286.6 million as of June 30, 2011. The increase in our total equity was mainly due to an increase in retained earnings of US$47.9 million for the net income attributable to Yongye International, Inc. as of June 30, 2011 and an increase in additional paid in capital of US$4,949,416, as a result of the 1,183,667 restricted shares granted to management and independent directors.

Summary consolidated cash flow data:

	For the six months ended June 30,
	2011	2010	Change
	in US$, except for percentages
Net cash used in operating activities	(27,783,534)	(9,189,985)	(18,593,549)
Net cash used in investing activities	(4,608,789)	(23,671,570)	19,062,781
Net cash provided by financing activities	64,433,600	5,374,047	59,059,553
Effect of exchange rate change on cash and cash equivalents	878,510	134,841	743,669
Net increase/(decrease) in cash and cash equivalents	32,919,787	(27,352,667)	60,272,454
Cash and cash equivalents at beginning of period	41,913,469	65,518,181	(23,604,712)
Cash and cash equivalents at end of period	74,833,256	38,165,514	36,667,742

The sources and uses of cash for the six months ended June 30, 2011 are summarized below:

Cash used in operating activities were US$27.8 million and US$9.2 million for the six months ended June 30, 2011 and 2010, respectively. These changes were primarily due to the increase of US$46.5 million in non-cash working capital, which was primarily driven by (i) higher accounts receivables, and (ii) higher deposits to suppliers, as we prepared for production needs in anticipation of significant sales in the third quarter, which is typically a very strong quarter for our business, but was partially offset by higher accounts payable and accrued expenses. Other factors include an increase of US$20.7 million in earnings and a non-cash expense of US$5.0 million for management stock compensation.

Net cash used in investing activities were US$4.6 million and US$23.7 million for the six months ended June 30, 2011 and 2010, respectively. The decrease was due to the prepayment of US$19.3 million for the acquisition of the lignite coal project in Wuchuan area during the first half year of 2010. Total consideration of this acquisition is approximately US$35 million, US$2.2 million of which remained to be paid.

Net cash provided by financing activities were US$64.4 million and US$5.4 million for the six months ended June 30, 2011 and 2010, respectively. These changes were mainly due to the fact that we sold to MSPEA, an affiliate of Morgan Stanley, 5,681,818 shares of our preferred stock. Net proceeds we received from this sale of shares were in the amount of US$49.4 million. In addition, we entered into two short-term bank loan agreements with China Everbright Bank for an aggregate loan amount of US$15.5 million.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

All of our revenue and a majority of costs and expenses are denominated in RMB. Although the conversion of the RMB is highly regulated in China, the value of the RMB against the value of the U.S. dollar or any other currency nonetheless may fluctuate and be affected by, among other things, changes in China’s political and economic conditions. Under current policy, the value of the RMB is permitted to fluctuate within a narrow band against a basket of certain foreign currencies. China is currently under significant international pressures to liberalize this government currency policy, and if such liberalization were to occur, the value of the RMB could appreciate or depreciate against the U.S. dollar.

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

Interest Rate Risk

We have not been, nor does it anticipate being, exposed to material risks due to changes in interest rates. Our risk exposure to changes in interest rates relates primarily to the interest expense of bank loans and the interest income generated by cash deposited in interest bearing savings accounts. We have not used, and does not expect to use in the future, any derivative financial instruments to hedge its interest risk exposure. However, our future interest expense and income may fluctuate due to changes in interest rates in the market.

Credit Risk

We are exposed to credit risk from its cash in bank, accounts receivable and deposits to suppliers. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. Accounts receivable and deposits to suppliers are subjected to credit evaluations. An allowance would be made, if necessary, for estimated unrecoverable amounts by reference to past default experience, if any, and by reference to the current economic environment.

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

Our Operations are Substantially in Foreign Countries

Substantially all of our operations are conducted in China and are subject to various political, economic, and other risks and uncertainties inherent in conducting business in China. Among other risks, we and our subsidiaries’ operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our principal executive officer and principal financial officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Although our management, including the principal executive officer and the principal financial officer, believes that our disclosure controls and internal controls currently provide reasonable assurance that our desired control objectives have been met, our management does not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls over Financial Reporting

During the period covered by this quarterly report on Form 10-Q, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

On May 26, 2011 and June 3, 2011, we and certain of our officers and directors were named in class action lawsuits filed in the US Federal District Court for the Southern District of New York alleging, among other things, that we and such officers and directors issued false and misleading information to investors about our financial and business condition. On July 19, 2011 we and certain of our officers and directors were named in a derivative suit filed in the First Judicial District Court of the State of Nevada and for Carson City alleging, among other things, that such directors and officers breached their fiduciary duties to us, misrepresented our earnings, wasted corporate assets and unjustly enriched themselves at the expense of us. We believe the claims contained in these lawsuits to be without merit and intend to defend ourselves vigorously.

ITEM 1A.      RISK FACTORS

Investing in our securities involves risk. Before making an investment decision, you should carefully consider the following risk factors as well as the risks described in our most recent Annual Report on Form 10-K, or any updates to our risk factors in our Quarterly Reports on Form 10-Q, together with all of the other information appearing in or incorporated by reference into this Quarterly Report, in light of your particular investment objectives and financial circumstances. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The trading price of our securities could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related to Our Business

We rely on a single product for a substantial portion of our sales and any changes in the market for this product could have a material adverse effect on our business, operating results and financial condition.

In 2010, 2009 and 2008, sales of our liquid crop nutrient product represented 97%, 93% and 93% of our total sales, respectively. If there is any disruption in the demand for our liquid crop nutrient product, whether as a result of alternative nutrient or fertilizer products being developed, the entry of significant competitors to the marketplace or otherwise, our business, results of operations or financial condition could be materially and adversely affected.

The limited operating history and early stage development of Yongye Nongfeng, our cooperative joint venture, may make it difficult to evaluate our business and future prospects.

We established our cooperative joint venture, Yongye Nongfeng, on January 4, 2008, with the intention of carrying out the business of marketing and distributing, and ultimate goal of manufacturing of our fulvic acid based crop and animal nutrient products. As of October, 2009, we completed the transfer of manufacturing business of our products from Inner Mongolia Yongye (which is under the control of Mr. Zishen Wu), to Yongye Nongfeng (Mr. Wu is also the CEO of Yongye Nongfeng), including all assets related to the manufacturing, distribution and sales as well as all applicable licenses and titles (the “Restructuring”). On October 10, 2009 the cooperative joint venture contract and Yongye Nongfeng’s articles of association were revised to reflect that both the profit distribution percentage and the post-dissolution remaining asset distribution percentage of Inner Mongolia Yongye in Yongye Nongfeng increased to 5% from the previous 0.5%.

The limited operating history and the early stage of development of Yongye Nongfeng may make it difficult to evaluate our business and future prospects. We cannot assure you that Yongye Nongfeng will continue to maintain such profitability or that it will not incur net losses in the future. We expect that our operating expenses will increase as we pursue our growth strategies.

Failure to manage our recent dramatic growth could strain our management, operational and other resources, which could materially and adversely affect our business and prospects.

We have been expanding our operations dramatically and believe we will continue to do so. To meet the demand of our customers, we expect to expand our distribution network in terms of numbers and locations. The rapid growth of our business has resulted in, and if we continue to grow at this rate, will continue to result in, substantial demands on our management, operational and other resources. In particular, the management of our growth will require, among other things:

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

We do not own 100% of the equity interests in Yongye Nongfeng, which may not be as stable and effective in providing operational control as 100% ownership, and potential exists for conflict of interests.

We operate our business through Yongye Nongfeng. If there are disagreements between us and our cooperative joint venture partner, Inner Mongolia Yongye, regarding the business and operations of Yongye Nongfeng, we cannot assure you that we will be able to resolve them in a manner that will be in our best interests. In addition, our joint venture partner may (i) have economic or business interests or goals that are inconsistent with ours; (ii) take actions contrary to our instructions, requests, policies or objectives; (iii) be unable or unwilling to fulfill their obligations; (iv) have financial difficulties; or (v) have disputes with us as to the scope of their responsibilities and obligations. Any of these and other factors may materially and adversely affect the performance of Yongye Nongfeng, which may in turn materially and adversely affect our financial condition and results of operations.

We rely on the cooperative joint venture contract with Inner Mongolia Yongye to operate our business. If Inner Mongolia Yongye fails to perform its obligations under the cooperative joint venture contract, we may have to incur substantial costs and resources to enforce such arrangements and rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief and damages, which we cannot assure you would be effective. Accordingly, it may be difficult for us to change our corporate structure or to bring claims against Inner Mongolia Yongye if it does not perform its obligations under the cooperative joint venture contract with us.

The cooperative joint venture contract  is governed under PRC law. Accordingly, this agreement would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States.  As a result, uncertainties in the PRC legal system could limit our ability to enforce the cooperative joint venture contract. In the event we are unable to enforce the cooperative joint venture contract, we may not be able to exert effective control over our operating entities, and our ability to conduct our business may be negatively affected.

Mr Zishen Wu, our president and CEO, owns a controlling interest in Inner Mongolia Yongye. The potential exists for conflicts of interests between his duties to us and his ownership interests in Inner Mongolia Yongye. We can provide no assurance that if potential conflicts of interests arise, these conflicts will not result in a significant loss in corporate opportunities for us or a diversion of our resources to Inner Mongolia Yongye, which may not be in our best interest.

One or more of our distributors and retailers could engage in activities that are harmful to our brand and to our business.

Due to our reliance on a distribution network that is comprised of provincial distributors, country-level distributors and Branded Retailers to sell our products, we are susceptible to our distributors and Branded Retailers engaging in activities that are harmful to our brand and to our business. If our distributors or Branded Retailers do not implement our branding strategy properly, including failure to use appropriate signage at Branded Retailers, our brand name may be damaged. In addition, if our distributors or Branded Retailers sell our products under another brand, purchasers will not be aware of our brand name. Moreover, our ability to provide appropriate customer service to these purchasers will be negatively affected, and we may be unable to develop our local knowledge of the needs of these purchasers and their environment. Furthermore, if any of our distributors or Branded Retailers sell inferior products produced by other companies under our brand name, our brand and reputation could be harmed, which could make marketing of our products more difficult.

If we are not able to obtain the government approvals to complete the coal resources project, our vertical integration strategy could fail and we need to take back the prepayment from Wuchuan Shuntong.

In 2010, we entered into an agreement with Wuchuan Shuntong to acquire the permit for the rights to explore, develop and produce lignite coal resources in a certain area of Wuchuan County. The cash consideration of the permit was approximately RMB 240 million or USD $35 million. The permit allows us to complete all necessary administrative procedures and obtain government approvals to acquire the permit for the rights to explore, develop and produce lignite coal resources (“Mineral Rights”). We believe that the Mineral Right will allow us to secure a long term supply of humic acid, which is a major raw material used in the manufacture of fulvic acid liquid products, and which is sourced from lignite coals. We are still in the process of securing necessary government approvals.  If we are not able to obtain the government approvals on the Mineral Rights, our vertical integration strategy could fail and if we are not able to obtain the exploration rights related thereto without the payment of any additional material consideration by December 31, 2011, the holders of the convertible preferred stock will be able to redeem all or a portion of the outstanding shares of the convertible preferred stock at a redemption price equal to the original purchase price thereof, plus a premium designed to generate a 30% internal rate of return to such holders, unless we are able to recover the RMB 240 million originally paid for such rights by June 30, 2012. In the event we need to recover the prepayment to Wuchuan Shuntong, litigation may be necessary. Moreover, the supply of lignite coal to us will be dependent upon lignite coal availability in the market. If we are unable to obtain adequate quantities of lignite coal at economically viable prices which meet our specifications, our financial condition and results of operation could be adversely affected.

If we cannot renew our fertilizer registration certificate, we will be unable to sell some of our products which will cause our sales revenues to significantly decrease.

All fertilizers produced in the PRC must be registered with the PRC Ministry of Agriculture or its local branches at a provincial level. No fertilizer can be manufactured without such registration. As part of the Restructuring process, Yongye Nongfeng applied for its initial fertilizer registration certificate in May 2009 and it was received on June 1, 2009. On November 4, 2009 the long-term certificate with a five-year term was issued to Yongye Nongfeng.

However, there is no guarantee that the PRC Ministry of Agriculture will further renew our fertilizer registration certificate. If we cannot obtain the necessary renewal, we will not be able to manufacture and sell our fertilizer products in China, which will cause the termination of our commercial operations.

Our patent protected formulation, fulvic acid extration and blending processes may become obsolete which could materially and adversely affect the competitiveness of our crop and animal nutrient products.

The production of our crop and animal nutrient products is based on our patented crop and animal product mixture processes and nutrient formula. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging fulvic acid products and by developing and introducing enhancements to our existing products and new products on a timely basis that keep pace with evolving industry standards and changing customer requirements. If our patented crop and animal product mixture processes and formula become obsolete as our competitors develop better products than ours, our future business and financial results could be adversely affected. In addition, although we entered into confidentiality agreements with our key employees, we cannot assure you if there would be any breach of such agreement in which case our rights over such patented fertilizer formula would be adversely affected.

We may not possess all the licenses required to operate our business, or may fail to maintain the licenses we currently hold. This could subject us to fines and other penalties, which could have a material adverse effect on our results of operations.

In addition to a fertilizer registration certificate, we are required to hold a variety of other permits, licenses and certificates to conduct our business in China including relevant construction and environmental permits and certificates in connection with the commencement of operations at Inner Mongolia Yongye Fumin Biotechnology Co., Ltd. ("Yongye Fumin"). We may not possess or receive all the permits, licenses and certificates required for our business or for which application has been made. In addition, there may be circumstances under which the approvals, permits, licenses or certificates granted by the governmental agencies are subject to change without substantial advance notice, and it is possible that we could fail to obtain the approvals, permits, licenses or certificates that are required to expand our business as we intend. If we fail to obtain or to maintain such permits, licenses or certificates or renewals are granted with onerous conditions, we could be subject to fines and other penalties and be limited in the number or the quality of the products that we would be able to offer. As a result, our business, result of operations and financial condition could be materially and adversely affected.

Zishen Wu, our chairman, chief executive officer and president, has played an important role in the growth and development of our business since its inception, and a loss of his services in the future could severely disrupt our business and negatively affect investor confidence in us, which may also cause the market price of our common stock to go down.

To date, we have relied heavily on Mr. Wu’s expertise in, and familiarity with, our business operations, his relationships within the industries in which we operate, including with our suppliers, and his reputation and experience. In addition, Mr. Wu continues to be primarily responsible for formulating our overall business strategies and spearheading the growth of our operations. If Mr. Wu were unable or unwilling to continue in his present positions, we may not be able to easily replace him and may incur additional expenses to identify and train his successor. In addition, if Mr. Wu were to join a competitor or form a competing business, it could severely disrupt our business and negatively affect our financial condition and results of operations. Although Mr. Wu is subject to certain noncompetition restrictions during and after termination of his employment with us, we cannot assure you that such non-competition restrictions will be effective or enforceable under PRC law. Moreover, even if the departure of Mr. Wu from our Company would not have any actual impact on our operations and the growth of our business, it could create the perception among investors or the marketplace that his departure could severely damage our business and operations and could negatively affect investor confidence in us, which may cause the market price of our common stock to go down. In the event Mr. Wu ceases to be our chief executive officer or ceases to be engaged or to perform his duties on a full-time basis prior to December 31, 2014 (unless as a result of his death, disability or incapacity or events beyond our control or is approved by the holders of a majority of the shares of the convertible preferred stock then outstanding), the holders the convertible preferred stock will be able to redeem all or a portion of the outstanding shares of convertible preferred stock at a redemption price equal to the original purchase price thereof, plus a premium designed to generate a 30% internal rate of return to such holders. We do not maintain key man insurance for Mr. Wu.

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

We operate in highly competitive markets and compete with numerous local PRC humic/fulvic acid crop nutrient manufacturers, as well as other foliar-applied liquid fertilizer manufacturers and we expect competition to persist and intensify in the future. Our competitors are mainly local fertilizer companies who may have better access in certain local markets to customers and prospects, an enhanced ability to customize products to a particular region or locality and more established local distribution channels within a small region. In future, we may also compete with large PRC state-owned enterprise national competitors who may have competitive advantages over us in certain areas such as access to capital, technology, product quality, economies of scale and brand recognition and may also be better positioned than us to develop superior product features and technological innovations and to exploit and adapt to market trends. Additionally, we may not be able to conduct in-depth research and analysis on our current or new markets due to the lack of public or third-party sources of competitive information available on our industry and competitors in the PRC, exept for those published by certain government agencies. Therefore, we may not have a clear estimate of the current number of our direct competitors or such competitors' revenues or market share.

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

MSPEA has significant influence over our affairs.

MSPEA currently owns 100% of the outstanding convertible preferred stock and approximately 10.3% of our common stock on an as converted basis. In addition, pursuant to certain rights granted to it under the Certificate of Designation, so long as MSPEA and its affiliates continue to own 25% of the convertible preferred stock initially issued to it, the holders of at least a majority of the shares of the convertible preferred stock have the right to designate one of the directors on our board of directors and have the ability to veto our taking certain corporate actions or entering into certain material transactions other than in the ordinary course of business. As a result, MSPEA has significant influence over our affairs.

If we do not meet performance targets specified in the securities purchase agreement with MSPEA or if we issue equity securities at a price per share less than the then-applicable conversion price, the conversion price of the convertible preferred stock would decrease.

Pursuant to the terms of the convertible preferred stock, if our net income for the period from fiscal year 2011 (inclusive) to the latest fiscal year with respect to which audited consolidated financial statements are available is below the net income targets of $84 million for fiscal year 2011, $210 million for the cumulative period of fiscal year 2011 through fiscal year 2012, US$399 million for the cumulative period of fiscal year 2011 through fiscal year 2013 and $682.5 million for the cumulative period of fiscal year 2011 through fiscal year 2014 (the “Income Targets,” which Income Targets may be adjusted upwards in the event we issue any equity securities in the future without the prior written approval of the holders of the convertible preferred stock), the conversion price for the convertible preferred stock will decrease and the holders of our common stock could suffer significant dilution in the event of a conversion of any shares of convertible preferred stock. In addition, if we have not achieved any such Income Target and have engaged in certain additional issuances of our equity securities that are not approved in writing by holders of a majority of the convertible preferred stock then outstanding (subject to certain exceptions) but for which no adjustment was made to the Income Targets, Full Alliance has agreed to transfer to MSPEA or its affiliates for total consideration of $1.00 an amount of shares of our common stock held by Full Alliance that MSPEA would otherwise receive upon conversion of the purchased shares, had the Income Target been so increased. As a result, MSPEA could acquire up to an additional 5,600,000 shares of our common stock currently held by Full Alliance, which shares have been pledged by Full Alliance to support the foregoing obligation. Additionally, as a result of a “full ratchet” antidilution provision in favor of holders of our convertible preferred stock, any future issuances of equity securities at a price per share less than the then-applicable conversion price that are not approved by a majority of such holders (subject to certain exceptions) will result in the conversion price being adjusted to the price at which such equity securities are issued.

Upon the occurrence of certain events, we may be required to redeem all or a portion of the convertible preferred stock.

Upon the occurrence of certain events, including, but not limited to, (i) a breach by us or Full Alliance of certain provisions of the financing documents, which breach gives rise to a material adverse effect on us or which materially diminishes the value of the convertible preferred stock, (ii) our failure to timely file our annual and quarterly reports on Forms 10-K and 10-Q, (iii) our failure to obtain certain mineral exploration rights without any additional material consideration, following which we fail to recover all of the proceeds for the original purchase of such mining rights on or prior to June 30, 2012 and (iv) Mr. Zishen Wu ceasing to be our chief executive officer or ceasing to be engaged or to perform his duties on a full time basis in that capacity prior to December 31, 2014 (unless as a result of his death, disability or incapacity or events beyond our control or is approved by the holders of a majority of the shares of the convertible preferred stock then outstanding), the holders of the convertible preferred stock have the right to require us to redeem all or a portion of their convertible preferred stock at a redemption price equal to the original purchase price, plus a premium designed to generate a 30% internal rate of return to the holders thereof.

In addition, the holders of the convertible preferred stock have the right to require us to redeem all or a portion of their convertible preferred stock if (i) the quotient of the aggregate amount of the earnings per share of any six (6) rolling consecutive quarters commencing from the first quarter of the fiscal year 2010 onwards divided by the aggregate amount of the earnings per share of the corresponding six (6) quarter period one year preceding thereto is less than one hundred and twenty percent (120%), and (ii) the actual net income of any fiscal year from 2011 to 2014 (both inclusive) is lower than $75 million in fiscal year 2011, $101 million in fiscal year 2012, $121 million in fiscal year 2013 and $145 million in fiscal year 2014, in each case at a redemption price equal to the original purchase price, plus a premium designed to generate a 20% internal rate of return to the holders thereof. The foregoing earnings targets are subject to adjustment in certain circumstances including if we have engaged in certain additional issuances of our equity securities that are not approved in writing by holders of a majority of the convertible preferred stock then outstanding (subject to certain exceptions).

If we are required to redeem the convertible preferred stock, we would need cash available, and to the extent that we do not have sufficient cash available and do not have access to bank debt, might have to liquidate assets to fund such redemptions. Any such liquidation may yield proceeds lower than might otherwise be the case.

If we need additional financing, we may not be able to find such financing on satisfactory terms or at all.

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

We may seek to raise additional capital through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution and, so long as MSPEA and its affiliates hold at least 1,420,455 shares of convertible preferred stock, we would need to obtain the approval of a majority of the shares of convertible preferred stock then outstanding (subject to certain exceptions). To the extent that we raise additional capital by issuing debt securities, we may incur substantial interest obligations, may be required to pledge assets as security for the debt and may be constrained by restrictive financial and/or operational covenants. Any provider of debt financing would also be superior to our stockholders’ interest in bankruptcy or liquidation. To the extent we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on unfavorable terms.

If we fail to adequately protect or enforce our intellectual property rights, the value of our intellectual property rights could diminish.

Our success, competitive position and future revenues will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

To date, we have received two patents for our crop and animal products with the State Intellectual Property Office of the PRC. We have obtained a registered trademark for “Yongye” from the Trademark Office of the State Administration of Industry and Commerce of the PRC (“CTMO”). Our PRC partner, Inner Mongolia Yongye has filed a trademark application for the brand name of “Shengmingsu” with the CTMO, and Inner Mongolia Yongye will transfer this mark to Yongye Nongfeng upon procurement of trademark registration with the CTMO. In addition, we rely on trade secret protection for our proprietary process of extracting fulvic acid from humic acid and creating the base fulvic acid compound used in both our crop (liquid form) and animal nutrient (powder form) products. However, we cannot predict the degree and range of protection patents, trademarks and trade secrets will afford us against competitors. Third parties may find ways to invalidate or otherwise circumvent our patents, proprietary technology and trademark. Third parties may attempt to obtain patents claiming aspects similar to our patent and trademark applications. If we need to initiate litigation or administrative proceedings, such actions may be costly and may divert management attention as well as expend other resources which could otherwise have been devoted to our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, historically, implementation of PRC intellectual property-related laws has been lacking, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries, which increases the risk that we may not be able to adequately protect our intellectual property. Moreover, litigation may be necessary in the future to enforce our intellectual property rights. Future litigation could result in substantial costs and diversion of our management’s attention and resources, and could disrupt our business, as well as have a material adverse effect on our financial condition and results of operations. Given the relative unpredictability of China’s legal system and potential difficulties enforcing a court judgment in China, there is no guarantee that we would be able to halt the unauthorized use of our intellectual property through litigation.

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

The global market and economic conditions during the years 2008 through 2010 were unprecedented and challenging, with recessions occurring in most major economies. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, and the availability and cost of credit have contributed to increased market volatility and diminished expectations for economic growth around the world. The difficult economic outlook has negatively affected businesses and consumer confidence and contributed to volatility of unprecedented levels.

The PRC economy also faces challenges. The PRC government has implemented various measures recently to curb inflation. If economic growth slows or an economic downturn occurs, our business and results of operations may be materially and adversely affected.

We currently rely upon third-party suppliers for raw materials.

We currently are dependent upon third parties for our supply of lignite coal, chemical components and other raw materials. Should any of our suppliers terminate their supply relationships with us, or if our suppliers have inadequate amounts of lignite coal or any such other raw materials to meet our needs, we may be unable to procure sufficient amounts of lignite coal or any such other raw materials on acceptable terms, in a timely manner, that meet our specifications or that meet the demands of our customers and our profitability may be limited. In addition, these suppliers may not perform their obligations as they have to date, and it may not be possible to specifically enforce the relationships we have formed with such suppliers. If we are unable to obtain adequate quantities of lignite coal or any such other raw materials at economically viable prices which meet our specifications, our financial condition and results of operations could be adversely affected.

Any significant fluctuation in our production costs may have a material adverse effect on our operating results.

The prices for the raw materials and other inputs to manufacture our crop and animal nutrient products are subject to market forces largely beyond our control, including the price of lignite coal, chemical components, our energy costs and freight costs. The costs for these inputs may fluctuate significantly based upon changes in the economy and markets. Although we may pass any increase of such costs through to our customers, in the event we are unable to do so, we could incur significant losses and a diminution of our share price.

Disruptions in the supply of raw materials used in our products could cause us to be unable to meet customer demand, which could result in the loss of customers and net sales.

Lignite coal is the primary raw material that we use to manufacture our products. If there are any business interruptions at our key supplier and we are unable to locate an alternative supply in a timely manner, we may not be able to meet customer demand, which could result in the loss of customers and net sales.

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

All of our fertilizer products are currently manufactured in our production facility in Inner Mongolia, China. Our operations could be interrupted by fire, drought, flood, earthquake and other events beyond our control. In addition, in recent months there has been increasing social unrest in Inner Mongolia. This social unrest has led to protests, demonstrations and violence. Any disruption of the operations in our production facility, due to either environmental causes, social unrest or other events beyond our control, would have a significant negative impact on our ability to manufacture and deliver products as we would likely be unable to outsource our production on terms favorable to us, if at all. Failure to replace any lost production capability would cause a potential diminution in sales, the cancellation of orders, loss of valuable employees, damage to our reputation and potential lawsuits.

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

It may be time consuming, difficult and costly for us to develop and implement the appropriate internal controls and reporting procedures required by the Sarbanes-Oxley Act of 2002. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the Sarbanes-Oxley Act’s internal controls requirements, our auditor could not issue an unqualified opinion of our internal control over financial reporting.

We have incurred increased costs as a result of being a public company.

As a public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as the related rules and regulations subsequently implemented by the SEC, has required changes in corporate governance practices of public companies. These rules and regulations have increased our legal, accounting and financial compliance costs and made certain corporate activities more time-consuming and costly.

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

Unlike common law systems, the PRC legal system is based on written statutes and decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation since then has been to significantly enhance the protections afforded to various forms of foreign investment in China. Our PRC operating subsidiary is subject to laws and regulations applicable to foreign investment in China. Yongye Nongfeng is subject to laws and regulations governing the formation and conduct of domestic PRC companies. Relevant PRC laws, regulations and legal requirements may change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than under more developed legal systems. Such uncertainties, including the inability to enforce our contracts and intellectual property rights, could materially and adversely affect our business and operations. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with respect to the fertilizer and feed sector, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us and other foreign investors.

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

To the extent the U.S. dollar strengthens against foreign currencies, the translation of foreign currency denominated transactions will result in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of the foreign currency denominated transactions will result in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of Yongye Nongfeng and Yongye Fumin into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of our foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we may have certain monetary assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities result in foreign exchange gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

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

In addition, SAFE has, from time to time, issued updated internal implementing rules, or Implementing Rules, in relation to Notice 75. New Implementing Rules will become effective on July I, 2011. Such Implementing Rules provide more detailed provisions and requirements regarding the overseas investment foreign exchange registration procedures. However, even with the promulgation of the new Implementing Rules there still exist uncertainties regarding the SAFE registration for PRC residents’ interests in overseas companies.

On December 25, 2006, the People’s Bank of China issued the Administration Measures on Individual Foreign Exchange Control, and the corresponding Implementing Rules were issued by SAFE on January 5, 2007, Both of these regulations became effective on February 1, 2007. According to these regulations, all foreign exchange matters relating to employee stock holding plans, share option plans or similar plans in which PRC citizens will participate require approval from SAFE or its authorized branch. On March 28, 2007, SAFE issued the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, Chinese citizens who are granted share options or shares by an offshore listed company are required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with SAFE and complete certain other procedures. We are an offshore listed company and, as a result, we and our Chinese employees who have been granted share options or shares under our 2010 Omnibus Securities and Incentive Plan are subject to the Stock Option Rule. If we or our Chinese employees fail to comply with these regulations, we or our Chinese employees may be subject to fines or other legal sanctions imposed by SAFE or other Chinese government authorities.

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

Notwithstanding those provisions, we are advised by our PRC counsel, Han Kun Law Offices, that CSRC approval is not required in the context of our listing because (i) we are not a special purpose vehicle formed or controlled by PRC companies or PRC individuals, (ii) we are owned or substantively controlled by foreigners, and (iii) establishment of Yongye Nongfeng is not subject to the New M&A rules. However, we cannot assure that the relevant PRC government agencies, including the CSRC, would reach the same conclusion, and we still cannot rule out the possibility that CSRC may deem our listing structure circumvents the New M&A rules, Related Clarifications and PRC Securities Law.

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

The PRC governmental authorities have not revealed any material environmental liability that would have a material adverse effect on us. We have not been notified by any governmental authority of any continuing noncompliance, liability or other claim in connection with any of our properties or business operations, nor are we aware of any other material environmental condition with respect to any of our properties or arising out of our business operations at any other location. However, in connection with the ownership and operation of our properties (including locations to which we may have sent waste in the past) and the conduct of our business, we potentially may be liable for damages or cleanup, investigation or remediation costs. In addition, in connection with environmental certification applications we have filed regarding our existing operations, the PRC governmental authorities could impose significant additional obligations prior to approving such applications, or could determine not to approve such applications. Any such additional obligations, or the denial of such applications could have a material adverse effect on our business, financial conditions and results of operations.

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

The PRC historically has been unaccustomed to and lacking in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that used Western standards. We may have difficulty establishing adequate management, legal and financial controls in the PRC.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of swine flu, avian flu, severe acute respiratory syndrome, or SARS, or another epidemic or outbreak. From 2005 to 2009, there have been reports on the occurrences of avian flu and swine flu in various parts of China and elsewhere in Asia, including a few confirmed human cases and deaths. Any prolonged recurrence of swine flu, avian flu, SARS or other adverse public health developments in China may have a material adverse effect on our business operations. Our operations may be impacted by a number of health-related factors, including, among other things, quarantines or closures of our factories and the facilities of our supplier and customers which could severely disrupt our operations. Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our business and results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of swine flu, avian flu, SARS or any other epidemics.

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

We are a holding company, and most of our assets are located in the PRC. In addition, substantially all of our directors and officers are non-residents of the United States, and all or a substantial portion of the assets of these non-residents are located outside the United States, As a result, it may be difficult for investors to effect service of process within the United States upon these non-residents, or to enforce against them judgments obtained in United States courts, including judgments based upon the civil liability provisions of the securities laws of the United States or any state.
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

The rate of income tax on companies in China may vary depending on the availability of preferential tax treatment or subsidies based on their industry or location. The PRC government promulgated on March 16, 2007 the new Enterprise Income Tax Law, (“EIT Law”), and its implementing rules, which became effective January 1, 2008. Pursuant to the new law, the enterprise income tax of 25% shall be applied to any enterprise. However, Yongye Nongfeng received a High-Tech Enterprise Certificate which entitles it to a preferential tax rate of 15% for three years starting from January 1, 2010. There is no assurance we can renew our High-Tech Enterprise Certificate after it expires or if any new law may change the preferential treatment granted to us. Any loss or substantial reduction of the tax benefits enjoyed by us would reduce our net profit and have a material adverse effect on our financial condition and results of operations.

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

In addition, under the new EIT law and its implementing rules, dividends paid by a foreign invested enterprise in the PRC to its foreign investor who is a non-resident enterprise will be subject to a 10% PRC withholding income tax (5% for a qualified Hong Kong beneficial owner), unless such tax is eliminated or reduced under an applicable tax treaty. Asia Standard Oil (“ASO” ) the 95% shareholder of Yongye Nongfeng, is incorporated in Hong Kong. Therefore, if ASO is considered a non-resident enterprise for purposes of the new EIT law, this new withholding income tax imposed on dividends paid to us by our PRC subsidiaries would reduce our net income in the event we decide to declare a dividend, which may have an adverse effect on our operating results.

It is unclear whether the dividends we receive from Yongye Nongfeng will constitute dividends between “qualified resident enterprises” and would therefore qualify for the tax exemption because it is unclear as to (i) the detailed qualification requirements for such exemption and (ii) whether dividend payments by our PRC subsidiary and investee company to us will meet such qualification requirements, even if we are considered a PRC resident enterprise for tax purposes.

Moreover, since ASO, the 95% shareholder of Yongye Nongfeng, is incorporated in Hong Kong, even if ASO is considered a non-resident enterprise, it is also unclear whether ASO should be considered as a Hong Kong beneficial owner. The beneficial owner means persons who possess ownership and right of control on their proceeds or rights or properties generated from such proceeds. The beneficial owner generally engages in substantive operation activities and may be individuals, companies or any other associations. Agents and companies for tax evasion purposes are not beneficial owner. If ASO is not considered Hong Kong beneficial owner, it will be subject to a 10% PRC withholding income tax.

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

Any capital contributions or loans that we, as an offshore company, make to our PRC operating business, including from the proceeds of this offering, are subject to PRC regulations. For example, any of our loans to our PRC operating business cannot exceed the difference between the total amount of investment our PRC operating business are approved to make under relevant PRC laws and their respective registered capital, and must be registered with the local branch of SAFE as a procedural matter. In addition, our capital contributions to Yongye Nongfeng must be approved by the NDRC and MOFCOM or their local counterpart and registered with the SAIC or its local counterpart. We cannot assure you that we will be able to obtain these approvals on a timely basis, or at all. If we fail to obtain such approvals, our ability to make equity contributions or provide loans to our PRC operating business or to fund its operations may be negatively affected, which could adversely affect its liquidity and its ability to fund its working capital and expansion projects and meet its obligations and commitments. Furthermore, SAFE promulgated a new circular in August 2008 with respect to the administration of conversion of foreign exchange capital contribution of foreign invested enterprises into RMB. Pursuant to this new circular, RMB converted from foreign exchange capital contribution can only be used for the activities within the approved business scope of such foreign invested enterprise and cannot be used for domestic equity investment or acquisition unless otherwise allowed by PRC laws or regulations. As a result, we may not be able to increase the capital contribution of our operating subsidiary or equity invested and subsequently convert such capital contribution into RMB for equity investment or acquisition in China.

PRC labor law restricts our ability to reduce our workforce in the PRC in the event of an economic downturn and may increase our labor costs.

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

All of our employees based exclusively within the PRC are covered by these laws. As there has been little guidance and precedents as to how the Labor Contract Law and its Implementing Rules shall be enforced by the relevant PRC authorities, there remains uncertainty as to their potential impact on our business and results of operations. The compliance with the Labor Contract Law and its implementing Rules may increase our operating expenses, in particular our personnel expenses and labor service expenses. If we want to maintain the enforceability of any of our employees’ post-termination non-competition provisions, the compensation and procedures required under the Labor Contract Law may add substantial costs and cause logistical burdens to us. Prior to the Labor Contract Law such compensation was often structured as part of the employee’s salary during employment, and was not an additional compensation cost. In the event that we decide to terminate employees or otherwise change our employment or labor practices, the Labor Contract Law and its Implementing Rules may also limit our ability to effect these changes in a manner that we believe to be cost-effective or desirable, which could adversely affect our business and results of operations. In particular, our ability to adjust the size of our operations when necessary in periods of recession or less severe economic downturns such as the recent financial turmoil may be affected. In addition, during periods of economic decline when mass layoffs become more common, local regulations may tighten the procedures by, among other things, requiring the employer to obtain approval from the relevant local authority before conducting any mass layoff. Such regulations can be expected to exacerbate the adverse effect of the economic environment on our results of operations and financial condition.

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

Risks Related to our Securities

Our common stock may be affected by limited trading volume and may fluctuate significantly.

Our common stock is traded on the Nasdaq Global Select Market. Although an active trading market has developed for our common stock, there can be no assurance that an active trading market for our common stock will be sustained. Failure to maintain an active trailing market for our common stock may adversely affect our shareholders’ ability to sell our common stock in short time periods, or at all. In addition, sales of substantial amounts of our common stock in the public market could harm the market price of our common stock. Our common stock has experienced, and may experience in the future, significant price and volume fluctuations. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales or our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance. These broad market fluctuations may adversely affect the market price of our common stock.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a six-month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading-volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a one-year holding period. We have granted MSPEA and any other holders of the convertible preferred stock certain registration rights with respect to the common stock underlying the convertible preferred stock and any other shares of common stock they may otherwise own or acquire in the future. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus, including a resale prospectus used to register the common stock underlying the convertible preferred stock, may have an adverse effect on the market price of our securities.

When the registration statement that seeks to register the common stock underlying the convertible preferred stock becomes effective, there will be a significant number of shares of common stock eligible for sale, which could depress the market price of such stock.

Following the effective date of the registration statement that registers the common stock underlying the convertible preferred stock, a large number of shares of our common stock will become available for sale in the public market, which could harm the market price of the stock. Further, shares may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect as well. In general, a person who has held restricted shares for a period of six months may, upon filing a notification with the SEC on Form 144, sell common stock into the market in an amount equal to the greater of one percent of the outstanding shares or the average weekly trading volume during the last four weeks prior to such sale.

Your percentage ownership in us may be diluted by future issuances of capital stock and by the conversion of the convertible preferred stock, which could reduce your influence over matters on which stockholders vote.

Subject only to any applicable stockholder approval requirements imposed by the Nasdaq Global Select Market, our board of directors has the authority to issue all or any part of our authorized but unissued shares of common stock. Issuances of common stock would reduce your influence over matters on which our stockholders vote. The conversion of the convertible preferred stock will dilute your percentage ownership.

Stockholders should have no expectation of any dividends.

To date, we have not declared nor paid any cash dividends. The Board of Directors does not intend to declare any dividends on our common stock in the near future, but instead intends to retain all earnings, if any, for use in the operation and expansion of our business. If we decide to pay dividends, foreign exchange and other regulations in China may restrict our ability to distribute retained earnings from China or convert those payments from Renminbi into foreign currencies.

Techniques employed by manipulative short sellers in Chinese small cap stocks may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts.  These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base. Issuers with business operations based in China and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stock, can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts. In light of limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attacks, often times we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller. You should be aware that in light of the relative freedom to operate that such persons enjoy — oftentimes blogging from outside the U.S. with little or no assets or identity requirements — should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

In February, March and May of 2011 there were reports published by the Seeking Alpha website, analysts, and other web-based publishers that contained misleading statements about us. Although we have responded to each of these reports in press releases dated February 7, 2011, March 24, 2011 and May 19, 2011, there are predictions that there will continue to be more short seller attacks against Chinese companies. As a result, the price of our stock remains vulnerable to any further attacks in this regard.

We are the subject of pending class action lawsuits, which could require us to pay substantial damages or could otherwise have a material adverse effect on us.

Following the publishing of certain reports on the Seeking Alpha website, analyst reports and other web-based articles, we and certain of our officers and directors were named in a number of class action lawsuits alleging, among other things, that we and such officers and directors issued false and misleading information to investors about our financial and business condition. While we believe the claims contained in these lawsuits to be without merit and intend to defend these cases vigorously, these efforts will be both expensive and time consuming and ultimately, due to the nature of the litigation, there can be no assurance that these efforts will be successful. In addition, our bylaws and our amended articles of incorporation and an agreement we entered into in favor of MSPEA’s director in connection with the Financing require us to indemnify our directors for breaches of fiduciary duties, subject to certain limited exceptions. As a result of these lawsuits, we are obligated to pay for certain costs and expenses of our directors and may be liable for substantial damages, costs and expenses if the lawsuits are successful. Such litigation could also divert the attention of our management and our resources in general front day-to-day operations.

A recent SEC investor bulletin regarding reverse mergers may drive down the market price of our common stock.

On June 9, 2011, the SEC issued an investor bulletin in which it explained the process by which a company becomes a public company by means of a reverse merger, described the potential risks of investing in a reverse merger company and detailed recent enforcement actions taken by it against certain reverse merger companies. In particular the investor bulletin raised specific concerns with respect to foreign companies that access the U.S. markets through the reverse merger process, as we did. The SEC investor bulletin could lead investors in our common stock to sell their shares and may cause other investors not to invest in us, thus driving down the market price of our common stock or making it more difficult for us to raise funds in the future.

If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

If our common stock were removed from listing with the Nasdaq Global Select Market, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market. Investors in penny stocks should be prepared for the possibility that they may lose their whole investment.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 29, 2011, we entered into a Securities Purchase Agreement with MSPEA and Full Alliance, pursuant to which we sold MSPEA 5,681,818 shares of convertible preferred stock for an aggregate purchase price of $50 million on June 9, 2011.

The terms of the convertible preferred stock and the other agreements entered into in connection with the Financing are described in the Current Reports on Form 8-K we filed with the SEC on May 31, 2011 and June 10, 2011, which are incorporated herein by reference.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         (REMOVED AND RESERVED)

Not applicable.

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.         EXHIBITS

Exhibit No.	Description
3.3	Certificate of Designation (1)
4.1	Registration Rights Agreement, dated as of June 9, 2011 (2)
10.1	Working Capital Loan Contract dated April 2, 2011 between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch (3)
10.2	Working Capital Loan Contract dated April 18, 2011 between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch (3)
10.3	Maximum Amount Guarantee Contract dated April 2, 2011 between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch (3)
10.4	Comprehensive Credit Facility Agreement dated April 2, 2011 between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch (3)
10.5	Securities Purchase Agreement among the Company, MSPEA Agriculture Holding Limited and Full Alliance International Limited, dated May 29, 2011. (2)
10.6	Stockholders’ Agreement between MSPEA Agriculture Holding Limited and Full Alliance International Limited, dated June 9, 2011 (2)
10.7	Pledge Agreement between MSPEA Agriculture Holding Limited and Full Alliance International Limited, dated June 9, 2011 (2)
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	Interactive Data Files *

* Filed Herewith

(1)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on June 10, 2011.
(2)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on May 31, 2011.
(3)	Incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011 filed on May 9, 2011.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yongye International, Inc.

	By:	/s/ Zishen Wu
Name: Zishen Wu
August 9, 2011		Title: Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Officer (Principal Financial and Accounting Officer)