Form 10-Q/A
period 2011-06-30
Yongye International, Inc.
filed 2011-08-16
CIK 1398551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File Number 001-34444

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
Yes ☐    No ☒

As of August 12 , 2011, there were 49,370,711  shares of common stock, par value $.001 per share, issued and outstanding.

Explanatory Note

The sole purpose of this Amendment No. 1 to Yongye International Inc.’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarterly period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 9, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

Item 6.	Exhibits

Exhibits:

Exhibit No.	Description
3.3	Certificate of Designation (1)
4.1	Registration Rights Agreement, dated as of June 9, 2011 (2)
10.1	Working Capital Loan Contract dated April 2, 2011 between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch (3)
10.2	Working Capital Loan Contract dated April 18, 2011 between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch (3)
10.3	Maximum Amount Guarantee Contract dated April 2, 2011 between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch (3)
10.4	Comprehensive Credit Facility Agreement dated April 2, 2011 between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch (3)
10.5	Securities Purchase Agreement among the Company, MSPEA Agriculture Holding Limited and Full Alliance International Limited, dated May 29, 2011. (2)
10.6	Stockholders’ Agreement between MSPEA Agriculture Holding Limited and Full Alliance International Limited, dated June 9, 2011 (2)
10.7	Pledge Agreement between MSPEA Agriculture Holding Limited and Full Alliance International Limited, dated June 9, 2011 (2)
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) (4)
32.1	Certification of the Chief Executive Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
32.2	Certification of the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
101
The following financial statements from Yongye International Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (unaudited); (iv) the Consolidated Statements of Cash Flows (unaudited); and, (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

*
Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

* Filed herewith

(1) Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on June 10, 2011.
(2) Incorporated by reference herein to the Company’s Current Report on Form 8-K filed on May 31, 2011.
(3) Incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011 filed on May 9, 2011.
(4) Filed as an exhibit to the original Form 10-Q for the quarterly period ended June 30, 2011, filed August 9, 2011.

Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yongye International, Inc.

	By:	/s/ Zishen Wu
Name: Zishen Wu
August 16, 2011		Title: Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Officer (Principal Financial and Accounting Officer)