Form 10-Q
period 2011-09-30
Yongye International, Inc.
filed 2011-11-09
CIK 1398551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

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

As of November 4, 2011, there were 50,537,044 shares of common stock, par value $.001 per share, issued and outstanding.

i

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2011	December 31, 2010
Current assets
Cash		$80,384,153	$41,913,469
Restricted cash		40,000	40,000
Accounts receivable, net of allowance for doubtful accounts	3	203,737,536	26,110,813
Inventories	4	48,634,045	65,878,047
Deposits to suppliers	5	5,265,686	10,906,295
Prepaid expenses		1,475,844	733,429
Other receivables		495,742	760,377
Deferred tax assets, net		-	158,675
Total Current Assets		340,033,006	146,501,105

Property, plant and equipment, net	6	22,219,224	21,547,152
Intangible asset, net	7	22,243,738	23,598,739
Land use right, net	8	5,895,649	4,218,006
Prepayment for mining project	9	35,307,731	34,151,063
Other assets	10	17,408,099	7,325,049
Goodwill		10,633,263	10,284,922
Total Assets		$453,740,710	$247,626,036

Current liabilities
Long-term loans and payables - current portion	11	$2,153,241	$457,880
Short-term bank loan	13	15,636,728	-
Accounts payable		10,601,468	6,127,606
Income tax payable		15,696,964	6,137,119
Advance from customers		181,681	60,841
Accrued expenses	14	21,348,144	3,024,235
Other payables	12	3,337,617	5,310,517
Derivative liabilities - fair value of warrants	15	503,018	1,036,268
Total Current Liabilities		69,458,861	22,154,466

Long-term loans and payables	11	3,699,863	383,285
Total Liabilities		73,158,724	22,537,751

Redeemable Series A convertible preferred shares: par value $.001; 7,969,044 shares authorized; 5,681,818 shares issued and outstanding as of September 30, 2011	15	49,399,990	-
Equity
Common stock: par value $.001; 75,000,000 shares authorized; 49,370,711 shares issued and outstanding at September 30, 2011 and 48,187,044 shares issued and outstanding at December 31, 2010		49,371	48,187
Additional paid-in capital		149,549,255	144,599,839
Retained earnings		150,970,751	63,943,371
Accumulated other comprehensive income		15,224,143	6,623,806
Total equity attributable to Yongye International, Inc.		315,793,520	215,215,203
Noncontrolling interest		15,388,476	9,873,082
Total Equity		331,181,996	225,088,285

Commitments and Contingencies	19	-	-

Total Liabilities, Redeemable Series A Convertible Preferred Shares and Equity		$453,740,710	$247,626,036

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

		For the Three Months Ended		For the Nine Months Ended
	Note	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Sales		$140,593,777	$71,752,069	$345,519,853	$186,101,173

Cost of sales		55,013,997	29,639,662	140,874,455	80,095,965

Gross profit		85,579,780	42,112,407	204,645,398	106,005,208

Selling expenses		25,557,635	15,574,981	62,391,878	38,206,314

Research and development expenses		4,541,392	2,170,951	11,150,006	4,509,847

General and administrative expenses		4,854,225	3,530,638	17,718,549	6,996,584

Income from operations		50,626,528	20,835,837	113,384,965	56,292,463

Other (expenses)/income
Interest expense		(496,509)	(19,164)	(806,371)	(56,718)
Interest income		40,702	12,552	67,866	35,377
Subsidy income		-	1,427,259	655,071	1,751,732
Other (expenses)/income, net		76,321	2,067	177,940	(84,294)
Change in fair value of derivative liabilities	15	119,663	(12,077)	533,250	157,393

Total other (expenses)/income, net		(259,823)	1,410,637	627,756	1,803,490

Earnings before income tax expense		50,366,705	22,246,474	114,012,721	58,095,953

Income tax expense	17	9,116,471	3,705,985	21,876,518	9,389,307

Net income		41,250,234	18,540,489	92,136,203	48,706,646

Less: Net income attributable to the noncontrolling interest		2,126,046	962,222	5,108,823	2,511,385

Net income attributable to Yongye International, Inc.		$39,124,188	$17,578,267	$87,027,380	$46,195,261

Earnings per share:
Basic earnings per common stock	21	$0.69	$0.37	$1.66	$1.02
Diluted earnings per common stock	21	$0.69	$0.37	$1.65	$1.01

Weighted average shares used in computation:
Basic earnings per common stock	21	49,370,711	47,130,522	48,948,944	45,423,109
Diluted earnings per common stock	21	49,472,773	47,248,570	49,057,131	45,541,985

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

		Redeemable Series A Convertible Preferred Shares		Common Stock					Equity
								Accumulated	attributable to
						Additional		Other	Yongye
						Paid-in	Retained	Comprehensive	International,	Noncontrolling	Total
	Note	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Inc.	Interest	Equity
Balance as of January 1, 2011			$-	48,187,044	$48,187	$144,599,839	63,943,371	6,623,806	215,215,203	9,873,082	225,088,285
Net income				-	-	-	87,027,380	-	87,027,380	5,108,823	92,136,203
Foreign currency exchange translation adjustment, net of nil income taxes		-	-	-	-	-	-	8,600,337	8,600,337	406,571	9,006,908
Comprehensive income									95,627,717	5,515,394	101,143,111
Stock compensation to management and independent directors	15		-	1,183,667	1,184	4,949,416	-	-	4,950,600	-	4,950,600
Issuance of redeemable Series A convertible preferred shares	15	5,681,818	49,399,990	-	-	-	-	-	-	-	-
Balance as of September 30, 2011		5,681,818	$49,399,990	49,370,711	$49,371	$149,549,255	150,970,751	15,224,143	315,793,520	15,388,476	331,181,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$92,136,203	$48,706,646
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,320,798	2,249,302
Change in fair value of derivative liabilities	(533,250)	(157,393)
Stock compensation expense	4,950,600	-
Deferred tax expense	162,234	-
Changes in operating assets and liabilities:
Accounts receivable	(174,681,910)	(68,136,061)
Inventories	19,215,136	2,932,733
Deposits to suppliers	6,490,269	(3,102,063)
Prepaid expenses	(701,236)	(719,328)
Other receivables	280,068	156,678
Other assets	(5,937,069)	(5,954,038)
Accounts payable-third parties	4,067,065	352,970
Accounts payable-related parties	-	(880,505)
Income tax payable	9,233,827	3,626,988
Advance from customers	102,835	1,391,839
Accrued expenses	17,837,436	10,250,425
Other payables	1,546,503	(59,319)
Net Cash Used in Operating Activities	(20,510,491)	(9,341,126)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	-	(40,000)
Payment for intangible asset	(3,000,000)	-
Payment for mining project	-	(28,866,259)
Payment for land use right	(1,600,867)	-
Proceeds from sale of property, plant and equipment	-	92,629
Purchase of property, plant and equipment	(1,753,420)	(6,464,728)
Purchase of property, plant and equipment from a related party	-	(1,663,769)
Net Cash Used in Investing Activities	(6,354,287)	(36,942,127)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term bank loans	15,384,852	-
Repayment of long-term loans and payables	(820,207)	(447,800)
Repayment of short term loans	-	(2,925,675)
Proceeds from preferred shares, net of issuance cost of $600,010	49,399,990	-
Proceeds from common stock issued and warrants exercised	-	8,634,397
Net Cash Provided by Financing Activities	63,964,635	5,260,922

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	1,370,827	472,113
NET INCREASE /(DECREASE) IN CASH	38,470,684	(40,550,218)
Cash at beginning of period	41,913,469	65,518,181
Cash at end of period	$80,384,153	$24,967,963

Supplemental cash flow information:
Cash paid for income taxes	12,480,456	5,765,758
Cash paid for interest expense	633,874	70,960

Noncash investing and financing activities:
During the nine months ended September 30, 2011 and 2010, the Company acquired certain other assets of $5,504,199 and $452,432, respectively, by assuming long-term loans and payables.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

Yongye International, Inc. (the “Company”) was incorporated in the State of Nevada on December 12, 2006. On April 17, 2008, the Company and the Company’s then principal shareholder entered into a share exchange agreement (the “Exchange Agreement”) with Fullmax Pacific Limited (“Fullmax”), a privately held investment holding company organized on May 23, 2007 under the laws of the British Virgin Islands and all the shareholders of Fullmax (the “Fullmax Shareholders”). Pursuant to the terms of the Exchange Agreement, the Fullmax Shareholders transferred to the Company all of their shares in exchange for 11,444,755 shares of the Company’s common shares (the “Share Exchange”). As a result of the Share Exchange, Fullmax became a wholly-owned subsidiary of the Company and the Fullmax Shareholders received approximately 84.7% of the Company’s issued and outstanding common shares. Immediately prior to the date of the Share Exchange, the Company was a publicly listed shell entity with no operations and a nominal amount of cash and, Fullmax, through its wholly-owned subsidiary, Asia Standard Oil Limited (“ASO”) and indirect subsidiary, Yongye Nongfeng Biotechnology Co., Ltd. (“Yongye Nongfeng”), was engaged in the sale of fulvic acid based liquid and powder nutrient compounds. The Share Exchange was accounted for as a reverse recapitalization, equivalent to the issuance of stock by Fullmax for the net monetary assets of the Company accompanied by a recapitalization.

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

On July 20, 2010, Yongye Nongfeng set up a wholly-owned subsidiary, Inner Mongolia Yongye Fumin Biotechnology Co., Ltd. (“Yongye Fumin”), with registered capital of $14,731,880 (equivalent to RMB 100 million). Yongye Fumin is engaged in the manufacturing and sale of fulvic acid based liquid and powder nutrient compounds. Yongye Fumin was established to expand the production capacity for fulvic acid based liquid and powder nutrient compounds, and to produce humic acid using lignite coal (See Note 9). The construction of the production plant of Yongye Fumin, which is located in Wuchuan County, was completed in the fourth quarter of 2010.

In May 2011, the Company entered into a securities purchase agreement with MSPEA Agriculture Holding Limited (“MSPEA”), an affiliate of Morgan Stanley, and Full Alliance International Limited (“Full Alliance”), the Company’s largest shareholder. According to the agreement, the Company issued 5,681,818 shares of redeemable Series A convertible preferred shares to MSPEA on June 9, 2011 (“Issuance Date”) for total gross proceeds of $50 million. The redeemable Series A convertible preferred shares can be converted into common stock of the Company at an initial conversion price of $8.80 subject to certain adjustments as specified in the agreement (See Note 15).

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2011, the results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for nine months ended September 30, 2011 and 2010, have been made.

The Company’s business is subject to seasonal variations; thus, the results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results for the full fiscal year ending December 31, 2011. Generally, the second and third quarters are peak sales periods, and first and fourth quarters are low sales periods for the Company.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010

Accounts receivable	$203,737,536	$26,110,813
Less: allowance for doubtful accounts	-	-
Total	$203,737,536	$26,110,813

No provision for allowance for doubtful accounts was recorded as of September 30, 2011 and December 31, 2010 as management believes no accounts are uncollectible as of September 30, 2011 and December 31, 2010. There were no write-off of accounts receivable for the three and nine months ended September 30, 2011 and September 30, 2010.

The Company provides credit terms of up to six months to customers with well-established trading records.

NOTE 4 – INVENTORIES

Inventories at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010

Finished goods	$31,094,924	$50,435,480
Work in progress	14,669,571	14,683,295
Raw materials	2,622,943	641,051
Consumables and packing supplies	246,607	118,221
Total	$48,634,045	$65,878,047

NOTE 5 – DEPOSITS TO SUPPLIERS

The Company is required to pay deposits to the suppliers for the full amount of certain raw materials ordered. These raw materials primarily consist of lignite coal, chemical component materials and packing materials, and are expected to be delivered to the Company before the end of December 2011. The lignite coal and most chemical component materials will be consumed in the production process at Yongye Fumin. As of September 30, 2011 and December 31, 2010, the deposits to suppliers for raw materials amounted to $5,228,892 and $10,845,221, respectively, and deposits to other service providers amounted to $36,794 and $61,074, respectively.

The Company’s decision to make advanced orders of raw materials is mainly based upon (1) the current and projected future market price of raw materials, (2) the demand and supply situation in the raw materials market, and (3) the forecasted demand of products.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010

Buildings	$14,246,804	$13,168,830
Machinery and equipment	6,978,464	6,567,721
Office equipment and furniture	508,776	484,468
Vehicles	2,392,469	2,110,077
Software	19,795	19,146
Leasehold improvements	897,781	754,085
	25,044,089	23,104,327
Less: Accumulated depreciation and amortization	2,824,865	1,557,175

Property, plant and equipment, net	$22,219,224	$21,547,152

Depreciation expense related to property, plant and equipment for the three months ended September 30, 2011 and 2010 was $434,217 and $189,548, respectively. Depreciation expense related to property, plant and equipment for the nine months ended September 30, 2011 and 2010 was $1,267,690 and $539,793, respectively.

As of September 30, 2011 and December 31, 2010, twenty-five vehicles with initial carrying amount of $1,427,771 were pledged as security for the long-term banks loans of $232,066 and $315,426, respectively, provided by the banks for the purchase of the vehicles (See Note 11).

NOTE 7 – INTANGIBLE ASSET

Intangible asset at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
Amortizing intangible assets:
Customer List	9 years	$25,748,935	(3,576,241)	22,172,694
Patent	10 years	113,671	(42,627)	71,044
Total		$25,862,606	(3,618,868)	22,243,738

	December 31, 2010
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
Amortizing intangible assets:
Customer List	9 years	$24,905,410	(1,383,634)	23,521,776
Patent	10 years	109,947	(32,984)	76,963
Total		$25,015,357	(1,416,618)	23,598,739

Amortization expense for the three months ended September 30, 2011 and 2010 was $748,742 and $677,302, respectively. Amortization expense for the nine months ended September 30, 2011 and 2010 was $2,202,250 and $682,630, respectively. The estimated annual amortization expense for intangible asset in each of the next five years is $2,864,298.

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

We determined that a nine-year period to amortize the customer list was appropriate, following the pattern in which the expected benefits of the acquired asset will be consumed or otherwise used up. The Company’s contract period with the provincial distributors (including sub-provincial level distributors after the acquisition) generally is for a period of three-years. The Company believes that it has historical experience in renewing or extending similar distributor contracts, which is consistent with the intended use of the Customer List. There are no legal or regulatory provisions that limit the useful life of the Customer List or that cause the cash flows and useful life of the Customer List to be constrained. In addition, the Company expects the effect of obsolescence, demand, competition, and other economic factors to be minimal.

The Company engaged an independent third party valuation firm in determining the fair value of the Customer List. The fair value of the Customer List was determined using an income approach and considered assumptions (including turnover rate) that a market participant would make consistent with the highest and best use of the asset by market participants. The period of expected cash flows used to measure the fair value of the Customer List was nine years. Without evidence to the contrary, the Company expects that the Customer List will be renewed or extended at the same rate as a market participant would expect, and no other factors would indicate a different useful life is more appropriate. Accordingly, in light of the absence any other of the entity-specific factors, the useful life of the Customer List was determined to be nine years.

A straight-line method of amortization has been adopted as the pattern in which the economic benefits of the Customer List are used up cannot be reliably determined.

NOTE 8 – LAND USE RIGHT

As of September 30, 2011 and December 31, 2010, land use right represented:

	September 30, 2011	December 31, 2010

Land use right	$6,083,888	$4,331,801
Less: Accumulated amortization	188,239	113,795
Total	$5,895,649	$4,218,006

NOTE 9 - PREPAYMENT FOR MINING PROJECT

On March 1, 2010, the Company entered into an agreement with its major humic acid supplier, Wuchuan Shuntong Humic Acid Company Ltd. (“Vendor”), to acquire the permit for the rights to explore, develop and produce lignite coal resources (the “Mineral Right”) in a certain area (the “Project Site”) of Wuchuan County. The cash consideration of the permit is approximately RMB 240 million or USD $35 million. The permit allows the Company to complete all necessary administrative procedures and obtaining government approvals to acquire the Mineral Right. Pursuant to the agreement, Vendor is to assist the Company in completing all necessary administrative procedures and obtaining government approvals.

In August 2011, Inner Mongolia’s Ministry of Land and Resources granted the Company a Mineral Resource Exploration Permit which gives it exclusive exploration rights for the 29.74 square kilometer Project Site for an initial period of three years effective August 2, 2011. As of September 30, 2011, the Company has not obtained certain government approvals, including Geologic Report and Geologic Exploration Report, for it to acquire the Mineral Right. The Company believes the cost to be incurred in completing the remaining administrative procedures and obtaining government approvals are not significant. The Project Site in Wuchuan is located near Yongye Fumin’s product plant which manufactures the majority of the Company’s products. The Company believes the acquisition of the Mineral Right will allow it to secure a long term supply of humic acid, which is a major raw material used in the manufacture of fulvic acid based liquid and powder nutrient compounds, and which is sourced from lignite coals.

NOTE 10 – OTHER ASSETS

The Company entered into agreements with certain distributors, including sub-distributors pursuant to which the Company provided the distributor a free vehicle in exchange for the distributor agreeing to comply with certain sale conditions during the term of the agreement of five years.  The sales conditions included (1) meeting the annual sales target set by the Company; (2) not selling the products at a price lower than the price stipulated by the Company; and (3) selling the products only in Company’s approved territories.  To the extent the distributor fails any one of these conditions during the term of the agreement, the Company has the right to have the vehicles return back to the Company.

The cost of these vehicles has been recorded as “Other asset” which is expensed over a five-year period in “Cost of Sales”.

NOTE 11 – LONG-TERM LOANS AND PAYABLES

As of September 30, 2011 and December 31, 2010, the long-term loans and payables consisted of the following:

	September 30, 2011	December 31, 2010

Vehicle loans-employees	$232,066	$315,426
Vehicle loans-distributors	5,621,038	525,739
Total	$5,853,104	$841,165

As of September 30, 2011 and December 31, 2010, vehicle-employees loans of $232,066 and $315,426, respectively, were secured by twenty-five vehicles with initial carrying amount of $1,427,771. The vehicle loans are payable in monthly installments over three to five years. Interest rates on the loans range from 5.40% to 14.54% annually, and are subject to the change of the base interest rate prescribed by People’s Bank of China. The vehicle loans were obtained by individual employees of the Company after the Company made the initial down payment of the purchase price of the vehicles. The Company and the individual employees entered into trust agreements that stipulate that (i) the vehicles are legally registered under the individuals’ name, (ii) the Company has the rights of official use, (iii) the Company has the rights to the legal title of the vehicles at all times and entitles it to change the registered owner to the Company or designated third party at any time, (iv) the Company assumes the risk of loss, damage, penalty and other obligations related to the operation and ownership of the vehicle to the extent that the loss or damages were not caused by the individuals’ improper use of the vehicle, (v) the individuals have no right to sell, lease, lend or pledge the vehicles to any other person or entity, and (vi) the Company is obligated to repay the loans in full, and to bear the costs of the related repairs, maintenance, insurance and taxes. Consequently, the Company has recognized the cost of the vehicles as other assets and the loans as liabilities in its consolidated balance sheet.

Vehicle loans-distributors represented loans that were initially obtained by the distributors from banks and financial institutions. The Company and the distributors entered into agreements, pursuant to which the Company would assume the full repayment of the loans on behalf of these distributors in exchange for the distributors agreeing to comply with certain sales conditions (See Note 10). The loans have two or three years terms and are payable in monthly installments. Interest rates on the loans range from 5.40% to 17.24% annually, subject to the change of the base interest rate prescribed by People’s Bank of China.

The aggregate maturities of the long-term loans and payables for each of the five years subsequent to September 30, 2011 are: $2,153,241, $2,111,862, $1,583,896, $4,105, and $0, respectively.

NOTE 12 – OTHER PAYABLES

Other payable as of September 30, 2011 mainly represented payable of $1,209,207 for the construction of the production plant in Yongye Fumin and non-income tax payable of $1,852,719. Other payable as of December 31, 2010 mainly represented consideration payable of approximately $3 million for the acquisition of Customer List (See Note 7), and payable of $1,852,473 for the construction of the production plant in Yongye Fumin.

NOTE 13 – SHORT TERM BANK LOAN

In April 2011, Yongye Nongfeng obtained two short-term bank loans of RMB 52,500,000 (equivalent to $8,209,282) and RMB 47,500,000 (equivalent to $7,427,446), with fixed annual interest rate of 7.878% and 8.203%, respectively, from China Everbright Bank. These two short-term bank loans are guaranteed by the Company’s Chairman and are due on April 1, 2012 and April 18, 2012, respectively.

NOTE 14 – ACCRUED EXPENSES

As of September 30, 2011 and December 31, 2010, the accrued expenses primarily consisted of accrued advertising and promotion expenses of $14,279,874 and $524,668, respectively, accrued R&D expenses of $3,911,547 and $6,914, respectively, and accrued freight charges of $479,358 and $1,161,333, respectively.

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

The Company also granted the Underwriters an option to purchase up to an additional 1,200,000 shares to cover over-allotments, if any, at the same price as the Firm Stock. On December 31, 2009 the Underwriters agreed to purchase the over-allotment for gross proceeds of $9,000,000, which, after net of commissions and discounts of $450,000, was received on January 4, 2010.

In connection with the acquisition of Customer List (See Note 7) in July 2010, the Company issued 3,600,000 shares of its common stock to the Seller as part of the consideration.

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

Redeemable Series A convertible preferred shares

In May 2011, the Company entered into a securities purchase agreement with MSPEA, an affiliate of Morgan Stanley, and Full Alliance, the Company’s largest shareholder. Pursuant to the terms of the agreement, on June 9, 2011 the Company issued 5,681,818 shares of redeemable Series A convertible preferred shares to MSPEA for gross proceeds of $50 million. The redeemable Series A convertible preferred shares are convertible into common stock of the Company at an initial conversion price of $8.80, subject to further adjustments as discussed below.

The significant terms of the redeemable Series A convertible preferred shares are as follows:

Liquidation Preference

In the event of liquidation, whether voluntary or involuntary, the holders of the redeemable Series A convertible preferred shares then outstanding shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of the common stock, with respect to each outstanding share of redeemable Series A convertible preferred shares, an amount equal to the greater of (i) the original issue price, representing $8.80 per share of redeemable Series A convertible preferred shares, plus (a) all accrued but unpaid preferred dividends and (b) other declared but unpaid dividends on redeemable Series A convertible preferred shares, and (ii) such amount per share as would have been payable had all shares of redeemable Series A convertible preferred shares been converted into common stock immediately prior to such liquidation.

If upon liquidation, the assets of the Company available for distribution to its stockholders shall be insufficient to pay the holders of the redeemable Series A convertible preferred shares the full liquidation preference to which they shall be entitled in accordance with the above, the holders of the redeemable Series A convertible preferred shares shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

Dividends

The holders of the redeemable Series A convertible preferred shares shall be entitled to receive paid-in-kind dividends in additional shares of redeemable Series A convertible preferred shares, on each anniversary of the Issuance Date. The paid-in kind dividends is based on the number of shares of redeemable Series A convertible preferred shares held by such holders on such anniversary multiplied by an annual dividend rate determined on such anniversary in accordance with the formula set forth below (the "Preferred Dividend Rate"), compounded annually:

Preferred Dividend Rate is defined as 7% - [(VWAP – 8.8) x 2 / 310], where VWAP means one-year volume weighted average share price of the Company during the 365-day period immediately prior to the applicable anniversary of Issuance Date, provided that the preferred dividend rate should not exceed 7% per annum and shall not fall below 3% per annum.

In addition, the holders of redeemable Series A convertible preferred shares should also receive, on an as-converted basis, any dividends or distributions that the Company declares to the holders of common stock.

Conversion

At any time after issuance, each holder of any shares of redeemable Series A convertible preferred shares then outstanding may, at such holder’s option, elect to convert all or any portion of the shares of redeemable Series A convertible preferred shares held by such holder into a number of fully paid and nonassessable shares of common stock. The initial conversion price is $8.80 per share and is subject to customary anti-dilution adjustments for issuances of shares of common stock as a dividend or distribution on shares of the common stock, or mergers or reorganizations or future issuances of other Company’s securities at a price lower than the then applicable conversion price. Additionally, the conversion price is subject to upward or downward adjustments, depending upon the Actual Net Income (as defined below) being greater than or lower than the Cumulative Net Income Guarantee (as defined below) of the corresponding period, provided that (i) the conversion price, as adjusted, shall not exceed $15.00 per share, and (ii) the sum of all shares of common stock issuable to the holders of redeemable Series A convertible preferred shares as a result of conversions, dividends, or distributions, or common stock acquired shall not exceed 9,869,205, or 19.99% of the total number of shares of common stock outstanding on May 29, 2011, which is the date the Company entered into the securities purchase agreement for the issuance of redeemable Series A convertible preferred shares.

 The Actual Net Income means, in respect of any fiscal year or quarter, the consolidated net income of the Company for such fiscal year or quarter (as applicable), after all charges and provisions for taxes and minority interests and adjusted to exclude certain items, as audited (for fiscal years) or reviewed (for fiscal quarters) in accordance with US GAAP.

The Cumulative Net Income Guarantee is defined as: $84 million for fiscal 2011, $210 million for the cumulative period of fiscal 2011 through fiscal 2012, $399 million for the cumulative period of fiscal 2011 through fiscal 2013, and $682.5 million for the cumulative period of fiscal 2011 through fiscal 2014.

Automatic Conversion

On the fifth anniversary of the Issuance Date of the redeemable Series A convertible preferred shares, all redeemable Series A convertible preferred shares will automatically convert into common stock at the then applicable conversion price.

Voting Rights

The holders of the redeemable Series A convertible preferred shares are entitled to vote upon all matters upon which the holders of common stocks have the right to vote, such votes to be counted together with all other shares of stock having general voting powers and not separately as a class. Each holder of the outstanding redeemable Series A convertible preferred shares shall be entitled to cast the number of votes, which is equal to the number of votes that would be attributable to the shares of common stock issuable upon conversion of the redeemable Series A convertible preferred shares.

Redemption

The holders of the redeemable Series A convertible preferred shares have the right to require the Company to redeem all or a portion of the outstanding redeemable Series A convertible preferred shares upon the occurrence of any of the following conditions: (i) a material breach by any of the Company and Full Alliance of any of the key obligations under the securities purchase agreement and related transaction documents, (ii) the failure to remain current in the Company’s securities filings, (iii) the failure to obtain the exploration rights and recover amounts paid for such rights, on or prior to June 30, 2012, and (iv) the discontinuation of Mr. Zishen Wu as CEO of the Company prior to December 31, 2014, unless his cessation of duties results from his death, disability or incapacity. In such cases, the redemption price for the redeemable Series A convertible preferred shares would be equal to an amount that would yield a total internal rate of return of 30% on the purchase price of the redeemable Series A convertible preferred shares.

The holders of the redeemable Series A convertible preferred shares also have the right to redeem all or a portion of their redeemable Series A convertible preferred shares if (i) the quotient of the Company’s aggregate earnings per share in any six rolling consecutive quarters from the first quarter of 2010 onwards divided by the aggregate amount of the earnings per share of the corresponding periods in the prior year is less than 120%, and (ii) net income of any fiscal year between 2011 and 2014 is less than the relevant Income Threshold for such year. In such cases, the redemption price for the redeemable Series A convertible preferred shares would be equal to an amount that would yield a total internal rate of return of 20% on the purchase price of the redeemable Series A convertible preferred shares. The “Income Threshold” is defined as: US$75 million for the fiscal year 2011, US$101 million for the fiscal year 2012, US$121 million for the fiscal year 2013 and US$145 million for the fiscal year 2014, subject to certain adjustments caused by future issuances of the Company’s securities that have a dilutive effect on the holders of the redeemable Series A convertible preferred shares.

Based on the historical income level, year to date income and projected net income and earnings per share for the next four years, management believes it is not probable that the Series A convertible preferred shares are redeemable as at September 30, 2011. The Company will further assess the probability of whether the redeemable Series A convertible preferred shares will become redeemable at each reporting period end.

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

During the three and nine months ended September 30, 2011, no “April Warrants” and “September Warrants” were exercised by April Investors and September Investors.

According to the terms of these warrants, the Company could be required to pay cash to the warrant holders under certain events that are not within the control of the Company.  Specifically, upon the occurrence of certain “fundamental transactions” as defined, the warrant holders (but not the shareholders of the Company’s common stock) are entitled to receive cash equal to the value of the warrants to be determined based on an option pricing model and certain specified assumptions set forth in the warrant agreement.  In addition, the terms of the warrants include a “down-round” provision under which the exercise price could be affected by future equity offerings undertaken by the Company.  If the Company issues any common stock or common stock equivalents, as defined, at any time the warrants are outstanding, at an effective price less than the then warrant exercise price, the exercise price of warrants will be reduced to the effective price of newly issued common stock or common stock equivalents.  In the “May Offering”, the Company issued new common stock at a price of $1.54 per share and accordingly, the exercise price of the April Warrants and the September Warrants was reduced to $1.54 per share.  The exercise price of the May Warrants ($1.848) was not affected but is also subject to potential down-round adjustments in future periods. As of September 30, 2011 and December 31, 2010, there were 148,172 warrants outstanding, of which 48,714 and 99,458 warrants will expire if unexercised by April 2013 and September 2013, respectively.

The potential cash payments and the down-round provision preclude the classification of these warrants as equity. Accordingly, the warrants are accounted for as a liability and adjusted to fair value through earnings at each reporting date. The gain resulting from the decrease in fair value of warrants was $119,663 and $533,250 for the three and nine months ended September 30, 2011, respectively. The loss resulting from the increase in fair value of warrants was $12,077 for the three months ended September 30, 2010. The gain resulting from the decrease in fair value of warrants was $157,393 for the nine months ended September 30, 2010.

The estimated fair values of the warrants issued to April Investor and September Investor were determined at September 30, 2011 and December 31, 2010 using Binominal Option Pricing Model with Level 2 inputs. The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

	Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2011	Total	Level 1	Level 2	Level 3

Liabilities at fair value:
Derivative liabilities—warrants	$503,018	-	$503,018	-

	Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2010	Total	Level 1	Level 2	Level 3

Liabilities at fair value:
Derivative liabilities—warrants	$1,036,268	-	$1,036,268	-

The fair values of the warrants are summarized as follows:

	April Warrants	September Warrants
Fair value of warrant per share (US$) at:
Date of issuance	$1.07	$2.08
December 31, 2010	$6.97	$7.00
September 30, 2011	$3.33	$3.43

 The fair values of the warrants outstanding as of September 30, 2011 and December 31, 2010 were determined based on the Binominal option pricing model, using the following key assumptions:

	September 30, 2011		December 31, 2010
	April Warrants	September Warrants	April Warrants	September Warrants

Expected volatility	105.1%	105.4%	67.5%	67.0%

Expected dividends yield	0%	0%	0%	0%

Time to maturity	1.6 years	1.9 years	2.3 years	2.7 years

Risk-free interest rate per annum	1.230%	1.230%	1.483%	1.483%

Fair value of underlying common shares (per share)	$4.50	$4.50	$8.40	$8.40

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

A summary of the status of the Company’s shares as of September 30, 2011, and changes during the three and nine months ended September 30, 2011, is presented below:

		Weighted average
		grant-date
Restricted shares	Shares	fair value
Balance at January 1, 2011	1,183,667	$9,261,239
Granted	0	0
Vested	0	0
Forfeited	0	0
Balance at March 31, 2011	1,183,667	$9,261,239
Granted	0	0
Vested	(1,183,667)	(9,261,239)
Forfeited	0	0
Balance at June 30, 2011	0	$0
Granted	0	0
Vested	0	0
Forfeited	0	0
Balance at September 30, 2011	0	$0

At September 30, 2011, there was no unrecognized compensation cost related to unvested shares granted under the Plan. The total stock-based compensation cost recognized in the statement of income for the three and nine months ended September 30, 2011 was nil and $4,950,600.

NOTE 16 – STATUTORY RESERVE

Yongye Nongfeng and Yongye Fumin are required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principal in the PRC to a statutory surplus reserve until the reserve balance reaches 50% of its registered capital. For the nine months ended September 30, 2011 and 2010, Yongye Nongfeng and Yongye Fumin made appropriations to this statutory reserve of $10,185,918, and $5,051,225, respectively. The accumulated balance of the statutory reserve of Yongye Nongfeng and Yongye Fumin as of September 30, 2011 and December 31, 2010 was $20,100,992 and $9,915,074, respectively.

In accordance with the PRC laws and regulations, Yongye Nongfeng and Yongye Fumin is restricted in its ability to transfer a portion of its net assets to the Company in the form of dividends, which amounted to $19,095,942, representing the amount of accumulated balance of statutory reserve of Yongye Nongfeng and Yongye Fumin attributable to the Company as of September 30, 2011.

NOTE 17 – INCOME TAXES

Yongye Nongfeng is a foreign investment enterprise located in the Western Region of the PRC and was entitled to a preferential income tax rate of 15% for the years ended December 31, 2009 and 2010. During the nine months ended September 30, 2011, Yongye Nongfeng received a High-Tech Enterprise Certificate which entitles it to a preferential tax rate of 15% for three years starting from January 1, 2010.

The Company’s effective income tax rates were 18.10% and 16.66% for the three months ended September 30, 2011 and 2010, respectively, and were 19.19% and 16.16% for the nine months ended September 30, 2011 and 2010, respectively. The effective income tax rate for each of the three and nine months ended September 30, 2011 differs from the PRC statutory income tax rate of 25% primarily due to the effect of the abovementioned Yongye Nongfeng’s preferential tax treatment, and partly offset by the effect of non-deductible expenses.

There has been no change in unrecognized tax benefits during the nine months ended September 30, 2011. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. No interest and penalties related to unrecognized tax benefits were recorded for each of the three and nine months ended September 30, 2011.

NOTE 18 – FAIR VALUE MEASUREMENTS

The fair values of the financial instruments as of September 30, 2011 and December 31, 2010 represent the estimated amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

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

NOTE 19 – COMMITMENTS AND CONTINGENCIES

The Company has an operating lease for an office space in Beijing, PRC for the period from January 1, 2011 to December 31, 2013. The lease expense for this office space was $65,040 and $58,428 for the three months ended September 30, 2011 and 2010, respectively, and $192,599 and $174,354 for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, minimum lease payments for each of twelve months period ended September 30, 2012, 2013 and 2014 under non-cancellable operating lease agreement is $260,891, $260,891 and $65,223, respectively or an aggregated amount of $587,005. There is no minimum lease payment in the next fourth and fifth twelve months period.

On May 26, 2011 and June 3, 2011, the Company and certain of its officers and directors were named in putative class action lawsuits filed in the United States Federal District Court for the Southern District of New York alleging, among other things, that the Company and three of its  officers and directors issued false and misleading information to investors about the Company’s financial and business condition. These securities class action complaints generally allege that Yongye’s business was not growing at the rate represented by the defendants and that Yongye’s financial results as reported to the Securities and Exchange Commission were inconsistent with its production capabilities.

On July 19, 2011, the Company and certain of its officers and directors were named in a derivative suit filed in the First Judicial District Court of the State of Nevada (Carson City) alleging, among other things, that the Company’s directors and officers breached their fiduciary duties to the Company, misrepresented the Company’s earnings, wasted corporate assets and unjustly enriched themselves at the expense of the Company. The derivative complaint also alleges that Yongye, at the direction of or with the approval of its directors, failed to implement an adequate system of internal and financial controls.

The litigations are in their early stages. The Company believes the claims contained in the lawsuits to be without merit and intends to defend the Company vigorously.

NOTE 20 – RELATED PARTY TRANSACTIONS AND BALANCES

On January 4, 2011, the Company entered into an operating lease with Inner Mongolia Yongye for a research and development activity facility in Beijing, PRC for the period from January 4, 2011 to December 31, 2011. The lease expense for the research and development facility paid to Inner Mongolia Yongye was $40,437 and $119,745 for the three and nine months ended September 30, 2011, respectively.

During the nine months ended September 30, 2010, the Company sold three vehicles with net book value of $135,191 and an apartment with net book value of $102,263 to Inner Mongolia Yongye. In addition, the long-term loans and payables of $144,513 that were secured by these assets were assumed by Inner Mongolia Yongye. Upon disposal, no gain or loss was recorded and the Company received cash of $92,941.

In April 2011, Yongye Nongfeng obtained two short-term bank loans of RMB 52,500,000 (equivalent to $8,209,282) and RMB 47,500,000 (equivalent to $7,427,446) from China Everbright Bank. The loans are due on April 1, 2012 and April 18, 2012, respectively, and were guaranteed by the Company’s Chairman.

NOTE 21 – EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share for the periods indicated:

	For the three months ended
	September 30, 2011	September 30, 2010
Numerator:
Net income attributable to Yongye International, Inc.	$39,124,188	$17,578,267
Dividends on redeemable Series A convertible preferred shares	(882,192)	-
Earnings allocated to participating nonvested shares	-	-
Earnings allocated to participating redeemable Series A convertible preferred shares	(3,946,850)	-
Net income allocated to common stockholders	$34,295,146	$17,578,267
Denominator:
Weighted average shares of common stock	49,370,711	47,130,522
Basic earnings per common stock	$0.69	$0.37

	For the nine months ended
	September 30, 2011	September 30, 2010
Numerator:
Net income attributable to Yongye International, Inc.	$87,027,380	$46,195,261
Dividends on redeemable Series A convertible preferred shares	(1,083,562)	-
Earnings allocated to participating nonvested shares	(700,822)	-
Earnings allocated to participating redeemable Series A convertible preferred shares	(3,907,852)	-
Net income allocated to common stockholders	$81,335,144	$46,195,261
Denominator:
Weighted average shares of common stock	48,948,944	45,423,109
Basic earnings per common stock	$1.66	$1.02

The following table sets forth the computation of diluted earnings per share for the periods indicated:

	For the three months ended
	September 30, 2011	September 30, 2010
Numerator:
Net income allocated to common stockholders as reported in Basic EPS	$34,295,146	$17,578,267
Change in fair value of derivative liabilities	(119,663)	12,077
Net income allocated to common stockholders	$34,175,483	$17,590,344
Denominator:
Weighted average shares of common stock as reported in Basic EPS	$49,370,711	$47,130,522
Dilutive effect of warrants	102,062	118,048
	49,472,773	47,248,570
Diluted earnings per common stock	$0.69	$0.37

	For the nine months ended
	September 30, 2011	September 30, 2010
Numerator:
Net income allocated to common stockholders as reported in Basic EPS	$81,335,144	$46,195,261
Change in fair value of derivative liabilities	(533,250)	(157,393)
Net income allocated to common stockholders	$80,801,894	$46,037,868
Denominator:
Weighted average shares of common stock as reported in Basic EPS	48,948,944	45,423,109
Dilutive effect of warrants	108,187	118,876
	49,057,131	45,541,985
Diluted earnings per common stock	$1.65	$1.01

NOTE 22 – CONCENTRATIONS AND CREDIT RISKS

At September 30, 2011, the Company held cash in banks of approximately $80,298,373 that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institution in the PRC with acceptable credit rating.

Five major customers accounted for 36% and 55% of the Company’s total revenues for the three months ended September 30, 2011 and 2010, respectively. Five major customers accounted for 33% and 59% of the Company’s total revenues for the nine months ended September 30, 2011 and 2010, respectively. The Company’s total revenue from five major customers was $50,892,264 and $112,942,050 for the three and nine months ended September 30, 2011, respectively. The Company’s total revenue from five major customers was $39,197,220 and $112,111,148 for the three and nine months ended September 30, 2010, respectively. All of these major customers are distributors in the PRC agriculture industry.

For the three months ended September 30, 2011				For the nine months ended September 30, 2011
Largest	Primary	Amount of	% Total	Largest	Primary	Amount of	% Total
Customers	Provinces	Sales	Sales	Customers	Provinces	Sales	Sales
Customer A	Inner Mongolia	$13,568,265	10%	Customer B	Liaoning; Heilongjiang; Jilin	$25,953,352	8%
Customer B	Liaoning; Heilongjiang; Jilin	10,841,522	8%	Customer F	Shandong	23,392,184	7%
Customer C	Jiangxi; Fujian	8,937,640	6%	Customer E	Guangdong; Hainan	22,314,319	6%
Customer D	Jiangsu	8,781,354	6%	Customer D	Jiangsu	20,797,528	6%
Customer E	Guangdong; Hainan	8,763,483	6%	Customer G	Henan	20,484,667	6%
Total		$50,892,264	36%	Total		$112,942,050	33%

For the three months ended September 30, 2010				For the nine months ended September 30, 2010
Largest	Primary	Amount of	% Total	Largest	Primary	Amount of	% Total
Customers	Provinces	Sales	Sales	Customers	Provinces	Sales	Sales
Customer H	Hebei; Beijing; Tianjin	$15,313,847	21%	Customer J	Hebei; Beijing; Tianjin	$32,370,197	17%
Customer G	Henan	7,214,600	10%	Customer E	Guangdong; Jiangsu; Henan; Shanxi	28,093,886	15%
Customer F	Shandong	6,888,311	10%	Customer F	Shandong	19,139,975	10%
Customer I	Anhui	5,060,233	7%	Customer K	Inner Mongolia	17,193,243	9%
Customer B	Liaoning; Heilongjiang; Jilin	4,720,229	7%	Customer H	Hebei; Beijing; Tianjin	15,313,847	8%
Total		$39,197,220	55%	Total		$112,111,148	59%

Three major suppliers accounted for 91% ($52,233,724), of which one major supplier accounted for 46% ($26,327,303), of the Company’s total inventory purchases for the three months ended September 30, 2011. Three major suppliers accounted for 89% ($102,796,350), of which one major supplier accounted for 41% ($47,121,712), of the Company’s total inventory purchases for the nine months ended September 30, 2011. Three major suppliers accounted for 86% ($26,529,521), of which one major supplier accounted for 64% ($19,771,633), of the Company’s total inventory purchases for the three months ended September 30, 2010. Three major suppliers accounted for 87% ($73,219,730), of which one major supplier accounted for 69% ($57,856,688), of the Company’s total inventory purchases for the nine months ended September 30, 2010. If these suppliers terminate their supply relationship with the Company, the Company may be unable to purchase sufficient raw materials on acceptable terms which may adversely affect the Company’s results of operations.

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

NOTE 23 – SUBSEQUENT EVENT

On October 10, 2011, the Company granted 1,166,333 restricted shares to management and independent directors of the Company in accordance with Yongye International, Inc.’s 2010 Omnibus Securities and Incentive Plan which was approved by the stockholders of the Company in the annual meeting held on June 11, 2010, as an incentive to such individuals to promote the success of the Company’s business. Shares vest on the twelve month anniversary of the date of grant.

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

Company Overview

We are a leading crop nutrient company in China in term of total sales in 2010. We are primarily engaged in research, development, manufacturing and sales of fulvic acid based crop and animal nutrient products for the agriculture and stock farming industry.  We are headquartered in Beijing with production facilities in Hohhot, Inner Mongolia Autonomous Region of China (“Inner Mongolia”).  Our products are sold nationwide in 30 provinces, autonomous regions and centrally-administered municipalities across China.

Products

Currently, our principal product is liquid crop nutrient, from which we derived substantially all of our sales for the nine months ended September 30, 2011. We also produce powder animal nutrient product which is mainly used for dairy cows. We market both products under the trade name “Shengmingsu” (“生命素” in Chinese which means “Life Essential”). We produce our liquid crop nutrient product based on a patented formula utilizing fulvic acid as the primary compound base which is combined with various micro nutrients such as zinc and boron as well as macro nutrients like nitrogen, phosphorous and potassium ("NPK”) that are essential for the health of crops.  Our product’s core fulvic acid compound improves crop yield by enhancing the absorption of fertilizers and micro nutrients.  In addition, the micro nutrients and NPK included in our product formulation serves as a supplement during key growth stages of crops. We believe that our product is particularly well-suited for use in China, which generally has highly degraded farming soil as a result of over-farming, decades of over-use of chemical fertilizers and less advanced farming practices compared with more developed nations.  After water dilution, our liquid crop nutrient product is most commonly applied through directly spraying onto leaves of crops and typically used at certain critical growth stages of crops in addition to normal fertilizer application.

The efficacy of fulvic acid for enhancing crop yield is well-documented by over 20 global research reports published by universities and institutions in the United States, China, Europe and other countries.  The Inner Mongolia Autonomous Region Scientific and Technology Bureau (“IMARSTB”) conducted an official assessment of our liquid crop nutrient product in 2008 and concluded that our product increases agricultural output, improves the utilization rate of fertilizer, enhances crop resistance to diseases and droughts, and has a lighter weight and higher bio-activity than other products it tested.  In addition, the IMARSTB concluded that large scale experimentation in China has proven that our product can increase overall yields of staple crops, such as wheat and rice by 10-20%, and vegetables and fruits by 15-30%, while also improving product quality. Many other third parties also conducted tests on our product’s efficacy on different crops and geographical locations in China, and they have drawn similar conclusions as documented in the IMARSTB assessment.

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

Our provincial-level distributors sell our products directly to county-level distributors, to key accounts, such as large farms, and farmers through promotional events. County-level distributors sell our products to independently owned Yongye-branded stores, which serve as village-level retailers of our products (“Branded Retailers”), large farms, and farmers through promotional events. Branded Retailers distribute our products directly to farmers in rural villages and towns. Most of them are privately owned individual agriculture stores while some have common ownership or belong to store chains. None of these “Branded Retailers” is owned or controlled by us. They are typically small in size and distribute a variety of agriculture-related products, including fertilizer, seeds and pesticides to farmers in the surrounding areas.

The following chart illustrates our multi-tiered distribution model:

To ensure consistent pricing and channel margins nationwide, Branded Retailers are typically granted exclusive sales rights for our products in their authorized territory at the village/town level. We also provide the Branded Retailers with our distinct signage with the “Yongye Shengmingsu” logo which typically comprises the entire exterior storefront of Branded Retailers. Branded Retailers normally display our products in prominent shelf spaces and they are responsible for providing technical support to farmers and setting up demonstration sites for our products.

As of September 30, 2011, our products were sold in 30 provinces, autonomous regions and centrally-administered municipalities across China through 25 provincial-level distributors, 810 county-level distributors and 29,307 Branded Retailers.  Our multi-tiered distribution model allows us to penetrate the vast and highly fragmented rural area of China by utilizing our internal sales team to manage and leverage thousands of sales personnel at our provincial-level distributors, county-level distributors and Branded Retailers. Our internal sales team actively manages our multi-tier distribution network by participating in major distributor sales activities and providing training presentations and seminars.

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

We have two production facilities in Hohhot City, Inner Mongolia, with one located in Jinshan Industrial Park (the “Jinshan Facility”) and one in Wuchuan County (the “Wuchuan Facility”).  Prior to the fourth quarter of 2010, the Jinshan Facility was our sole manufacturing facility and it used purchased humic acid as the key raw material to produce our products.  Our Wuchuan Facility was completed in the fourth quarter of 2010 and directly utilizes lignite coal as the key raw material, enabling us to bypass intermediaries from whom we used to purchase humic acid. Our Wuchuan Facility produces our final products and supplies intermediate products for our Jinshan Facility’s production needs.

Currently, we procure lignite coal from independent third party suppliers in Inner Mongolia.  In March 2010, we entered into an agreement to acquire a lignite coal resource project in Wuchuan County, Inner Mongolia.  In August 2011, Yongye Fumin, our wholly-owned subsidiary, obtained a Mineral Resource Exploration Permit for this project site in Wuchuan County, Inner Mongolia, which was issued by the Inner Mongolia Ministry of Land and Resources. Such approval granted us exclusive exploration rights for this project site for an initial period of three years beginning August 2, 2011.  We are in the process of applying for the governmental approval for the Mineral Right and are preparing for the relevant reports including but not limited to Geologic Report and Geologic Exploration Report. Upon the granting of the Mineral Right, we will be able to further vertically integrate our operations by using lignite coal extracted from our own mine.

Currently we have 30,000 and 16,000 tons of annual design production capacity at the Wuchuan Facility and the Jinshan Facility, respectively.  The major production processes for liquid crop nutrient product and powder animal nutrient product are identical, and therefore production capacities for the two products are inter-changeable.

Because of the proprietary nature of our products and manufacturing process, we customized the core production components of our manufacturing facilities to enable capacity flexibility.  Our design capacity is calculated by us based on key assumptions, including 300 days of operation in a year and normal manufacturing conditions.  Under actual manufacturing conditions and based on the seasonality in our business, our production facilities have the flexibility to adjust actual production to levels higher than our stated, theoretical design capacities.  For instance, during the past several years, our production outputs during the peak second and third quarters have consistently exceeded the design capacity.

For the nine months ended September 30, 2011, our actual production output for liquid crop nutrient product was 24,689 tons and the actual output for powder animal nutrient was 522 tons.  We may continue to invest in production capacity expansion as required to respond to increasing demand for our products in the future.

R&D and Manufacturing Technologies

Our products are based on a patented formula that combines a fulvic acid base with other macro and micro nutrients.  Our formulations were designed to enhance crop yield by increasing absorption of fertilizer and micro nutrients and providing key micro nutrients and NPK in key growth stages of crops.  In addition, our engineers designed our manufacturing process to overcome technical barriers associated with the extraction of fulvic acid and the blending of our products on an industrial scale so that micro and macro nutrients in our products are water soluble and can be easily absorbed by crops after being sprayed on the leaves.  We were granted two 20 year invention patents by the State Intellectual Property Office in the PRC, effective from October 12, 2006 and October 21, 2005, that cover formulations for both liquid crop nutrient product and powder animal nutrient product, as well as the manufacturing process for extraction and blending of our products.  In addition to seeking patent protection, we maintain proprietary know-how related to extraction and blending as trade secrets.

Marketing and Branding

Our end-customers make their purchase decisions primarily based on actual demonstrations of the efficacy of our product, typically over an entire growing season.  Accordingly, our sales and marketing strategy primarily focuses on local demonstration sites at which locally-grown crops are planted side-by-side with and without our liquid crop nutrient applied.  In executing our marketing strategy, Branded Retailers play a key role in setting up these demonstration sites, marketing our products and providing technical support to farmers.  Branded Retailers are typically trained by our distributors who receive regular and ongoing guidance from our sales and marketing and research and development teams.  In addition, we hold large-scale training programs in various locations annually where we invite Branded Retailers from around China to directly receive product, sales and marketing training.

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

Recent Developments

On May 29, 2011, we entered into a Securities Purchase Agreement with MSPEA Agriculture Holding Limited (“MSPEA”), an affiliate of Morgan Stanley, and Full Alliance International Limited (“Full Alliance”), our largest shareholder, pursuant to which we sold to MSPEA 5,681,818 shares of our redeemable convertible preferred stock for an aggregate purchase price of US$50 million.

On May 26, 2011 and June 3, 2011, we and three of our officers and directors were named in putative class action lawsuits filed in the US Federal District Court for the Southern District of New York alleging, among other things, that we and such officers and directors issued false and misleading information to investors about our financial and business condition. These securities class action complaints generally allege that Yongye’s business was not growing at the rate represented by the defendants and that Yongye’s financial results as reported to the Securities and Exchange Commission were inconsistent with its production capabilities. On July 19, 2011 we and certain of our officers and directors were named in a derivative suit filed in the First Judicial District Court of the State of Nevada and Carson City alleging, among other things, that our directors and officers breached their fiduciary duties to us, misrepresented our earnings, wasted corporate assets and unjustly enriched themselves at the expense of us. The derivative complaint also alleges that Yongye, at the direction of or with the approval of its directors, failed to implement and adequate system of internal and financial controls. The lawsuits are in their early stages. We believe the claims contained in the lawsuits to be without merit and intend to defend ourselves vigorously.

Factors Affecting Our Operating Results

Market Potential for Crop Nutrient Products in China

The long-term market growth of crop nutrient products in China is primarily driven by the need to improve crop yield to ensure sufficient food supply in view of limited and shrinking per capita arable land in China. Currently, with only approximately 10% of the world’s arable land, China needs to feed 1.3 billion people, or approximately 20% of the world’s population. According to the National Population and Family Planning Commission of China, China’s population will reach 1.5 billion by 2030. Therefore, the country faces the challenge of producing additional food to feed the additional 200 million people within the next 20 years. This puts great pressure on China’s agricultural system to increase production output.

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

Favorable Government Policies on Agriculture

The agriculture industry in China enjoys favorable government policies. In 2010, there was RMB818 billion (US$126 billion) budgeted government spending on agriculture, rural areas and farmers, 14.3% higher than in 2009. According to the 12th Five-Year National Economic and Social Plan (2011-2015) of China, the Chinese government will continue to support the agriculture industry. Increasing the agriculture production capacity and developing high-yield, high-quality and high-efficiency agriculture are the focus of the Chinese government. Given our product’s ability to improve fertilizer utilization, increase crop yield, improve product quality, and enhance crop’s drought-resistance, we expect that we will further benefit from the Chinese government’s agricultural policy.

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

Our end-customers are comprised of large farms which purchase directly from distributors, and individual farmers who purchase through Branded Retailers or through promotional events held by local distributors. Our Branded Retailer network has been a key driver of our sales. The number of Branded Retailers increased from 24,036 as of December 31, 2010 to 29,307 as of September 30, 2011.  Jiangsu, Heilongjiang, Xinjiang, Yunnan and Henan provinces accounted for the majority of newly recruited Branded Retailers.

 Below is a table setting forth the expansion of our Branded Retailer network.

Branded Retailer by Region	Year end 2009	Q2 End 2010	Q3 End 2010	Year end 2010	Q2 End 2011	Q3 End 2011

Hebei/Beijing/Tianjin	1,894	2,841	3,419	3,532	3,795	3,824
Inner Mongolia	660	620	620	501	567	612
Shandong	1,216	2,470	2,983	3,198	3,325	3,355
Guangdong/Hainan	75	385	499	641	845	879
Henan	844	1,573	1,793	1,920	2,208	2,278
Heilongjiang/Jilin/Liaoning	315	1,013	1,167	1,231	2,066	2,147
Xinjiang	356	816	966	1,395	1,946	1,967
Hubei/Hunan	2,082	2,709	2,913	3,040	2,949	2,978
Gansu/Qinghai	119	628	821	887	915	920
Jiangsu	439	809	1,051	1,186	1,748	1,896
Shanxi	167	711	889	1,106	1,288	1,297
Anhui	417	1,087	1,122	1,222	1,390	1,420
Shaanxi	25	1,096	1,324	1,443	1,480	1,491
Sichuan/Chongqing	201	586	624	691	958	1,034
Jiangxi/Fujian	100	480	576	666	937	994
Yunnan/Guizhou	66	350	495	620	896	1,059
Zhejiang	-	85	95	138	191	238
Guangxi	-	96	156	184	428	469
Ningxia	134	345	404	427	433	441
Shanghai	-	-	8	8	8	8
Total	9,110	18,700	21,925	24,036	28,373	29,307

The decrease in the number of Branded Retailers in a few provincial regions is primarily the result of our ongoing active management of our retail network. With support from us, our provincial-level and county-level distributors only trade with new retailers that meet certain standards and discontinue working relationships with those that underperform.

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

Competition

While we compete with both nationwide and local manufacturers of humic/fulvic acid crop nutrients, we believe we are a clear market leader. The Chinese agriculture industry and the retail market for agricultural goods are highly fragmented. As of July 2011, there were 3,931 fertilizer products registered in the PRC Ministry of Agriculture’s registry. We mainly compete directly with producers of humic/fulvic acid based products, of which there were 863 registered as of July 2011.

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

RESULTS OF OPERATIONS

Summary Statement of Income Data

in US$, except for percentages	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010	Variance	%	Variance	%

Sales	140,593,777	71,752,069	345,519,853	186,101,173	68,841,708	95.9%	159,418,680	85.7%

Cost of sales	55,013,997	29,639,662	140,874,455	80,095,965	25,374,335	85.6%	60,778,490	75.9%

Gross profit	85,579,780	42,112,407	204,645,398	106,005,208	43,467,373	103.2%	98,640,190	93.1%

Selling expenses	25,557,635	15,574,981	62,391,878	38,206,314	9,982,654	64.1%	24,185,564	63.3%

Research and development expenses	4,541,392	2,170,951	11,150,006	4,509,847	2,370,441	109.2%	6,640,159	147.2%

General and administrative expenses	4,854,225	3,530,638	17,718,549	6,996,584	1,323,587	37.5%	10,721,965	153.2%

Income from operations	50,626,528	20,835,837	113,384,965	56,292,463	29,790,691	143.0%	57,092,502	101.4%

Other (expenses)/income
Interest expense	(496,509)	(19,164)	(806,371)	(56,718)	(477,345)	2490.8%	(749,653)	1321.7%
Interest income	40,702	12,552	67,866	35,377	28,150	224.3%	32,489	91.8%
Subsidy income	-	1,427,259	655,071	1,751,732	(1,427,259)	(100)%	(1,096,661)	(62.6)%
Other (expenses)/income, net	76,321	2,067	177,940	(84,294)	74,254	3592.4%	262,234	(311.1)%
Change in fair value of derivative liabilities	119,663	(12,077)	533,250	157,393	131,740	(1090.8)%	375,857	238.8%

	For the Three Months		For the Nine Months		For the Three Months		For the Nine Months
(Continued)	Ended September 30,		Ended September 30,		Ended September 30,		Ended September 30,
	2011	2010	2011	2010	Variance	%	Variance	%
in US$, except for percentages
Total other (expenses)/income, net	(259,823)	1,410,637	627,756	1,803,490	(1,670,460)	(118.4)%	(1,175,734)	(65.2)%

Earnings before income tax expense	50,366,705	22,246,474	114,012,721	58,095,953	28,120,231	126.4%	55,916,768	96.2%

Income tax expense	9,116,471	3,705,985	21,876,518	9,389,307	5,410,486	146.0%	12,487,211	133.0%

Net income	41,250,234	18,540,489	92,136,203	48,706,646	22,709,745	122.5%	43,429,557	89.2%

Less: Net income attributable to the noncontrolling interest	2,126,046	962,222	5,108,823	2,511,385	1,163,824	121.0%	2,597,438	103.4%

Net income attributable to Yongye International, Inc.	39,124,188	17,578,267	87,027,380	46,195,261	21,545,921	122.6%	40,832,119	88.4%

Earnings per share:
Basic earnings per common stock	0.69	0.37	1.66	1.02
Diluted earnings per common stock	0.69	0.37	1.65	1.01

Weighted average shares used in computation:
Basic earnings per common stock	49,370,711	47,130,522	48,948,944	45,423,109
Diluted earnings per common stock	49,472,773	47,248,570	49,057,131	45,541,985

Review of Results of Operation for the Three and Nine Months Ended September 30, 2011

Our sales increased by 95.9% to US$140.6 million for the three months ended September 30, 2011, from US$71.8 million for the same period of 2010.  Our sales increased by 85.7% to US$345.5 million for the nine months ended September 30, 2011, from US$186.1 million for the same period of 2010.

Our gross profit increased by 103.2% to US$85.6 million for the three months ended September 30, 2011, from US$42.1 million for the same period of 2010. Gross profit margin was 60.9% for the three months ended September 30, 2011, as compared to 58.7% for the same period of 2010.  Gross profit increased by 93.1% to US$204.6 million for the nine months ended September 30, 2011, from US$106.0 million for the same period of 2010. Gross profit margin was 59.2% for the nine months ended September 30, 2011, as compared to 57.0% for the same period of 2010.

Our net income attributable to Yongye International, Inc. increased by 122.6% to US$39.1 million, or US$0.69 diluted earnings per share, for the three months ended September 30, 2011, from US$17.6 million, or US$0.37 diluted earnings per share, for the same period of 2010.  Our net income attributable to Yongye International, Inc. increased by 88.4% to US$87.0 million, or US$1.65 diluted earnings per share, for the nine months ended September 30, 2011, from US$46.2 million, or US$1.01 diluted earnings per share, for the same period of 2010.

Sales

Below is an analysis of our sales for the three months ended September 30, 2011 and 2010, as well as the nine months ended September 30, 2011 and 2010.

Our sales increased by US$68.8 million, or 95.9%, to US$140.6 million for the three months ended September 30, 2011, from US$71.8 million for the same period of 2010. For the three months ended September 30, 2011, we derived US$110.5 million, or 78.6% of our total sales, from existing provincial markets, and we derived US$30.1 million, or 21.4% of our total sales, from the newly developed provincial markets, which we started to actively manage after the second fiscal quarter of 2010. The newly developed provincial markets primarily included Jiangxi, Yunnan, Anhui, Sichuan and Shaanxi.

Of the US$68.8 million increase of sales for the three months ended September 30, 2011, US$50.0 million, or 72.6%, were derived from existing provincial markets, primarily due to more effective channel management and continued retail network development in provinces such as Hebei, Inner Mongolia, Jiangsu, Heilongjiang/Jilin/Liaoning and Guangdong. In Hebei and Jiangsu, our sales continued to grow as our distributors effectively executed our marketing programs. In Inner Mongolia and Heilongjiang/Jilin/Liaoning, demand from large farms increased significantly. We also achieved significant growth in newly developed provincial markets including Jiangxi, Yunnan, Sichuan and Shaanxi. For example, farmers in Yunnan province increased usage of our liquid nutrient product for tobacco and flowers.

For the three months ended September 30, 2011, the average selling price (“ASP”) of our liquid crop nutrient product was US$11,802 per ton, as compared to US$11,280 per ton for the same period of 2010. The small increase in our ASP is the result of the effect of currency rate fluctuations.

Our sales increased by US$159.4 million, or 85.7%, to US$345.5 million for the nine months ended September 30, 2011, from US$186.1 million for the same period of 2010. For the nine months ended September 30, 2011, sales from those newly developed provincial markets were US$88.4 million, or 25.6%, while existing markets contributed US$257.1 million, or 74.4% of the sales.

Of the US$159.4 million increase in our total sales for the nine months ended September 30, 2011, US$82.3 million, or 51.6%, were derived from existing provincial markets, and US$77.1 million, or 48.4%, were derived from the newly developed markets.  The increase of sales in existing markets was primarily due to higher penetration rate in provinces such as Hebei, Jiangsu, Heilongjiang/Jilin/Liaoning, Guangdong and Inner Mongolia. We also achieved significant growth in newly developed provincial markets including Jiangxi, Yunnan, Shaanxi, Sichuan and Anhui.

The following table set forth the sales breakdown by region for the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010:

2011	2010	YoY	YoY	2011	2010	YoY	YoY
Sales By Region (US$ mm)	Q3	Q3	Change in US$	Change in %	Nine Months	Nine Months	Change in US$	Change in %
Hebei/Beijing/Tianjin	33.0	21.3	11.7	54.9%	71.0	53.7	17.3	32.2%
Inner Mongolia	16.0	7.2	8.8	122.2%	28.2	20.8	7.4	35.6%
Shandong	7.9	6.9	1.0	14.5%	23.6	19.2	4.4	22.9%
Guangdong/Hainan	8.8	3.0	5.8	193.3%	22.5	13.5	9.0	66.7%
Henan	8.6	7.2	1.4	19.4%	20.5	12.6	7.9	62.7%
Heilongjiang/Jilin/Liaoning	10.8	4.7	6.1	129.8%	25.9	14.3	11.6	81.1%
Xinjiang	3.9	3.7	0.2	5.4%	9.9	9.6	0.3	3.1%
Hubei/Hunan	3.6	2.0	1.6	80.0%	13.1	8.5	4.6	54.1%
Gansu/Qinghai	5.2	1.9	3.3	173.7%	11.5	7.9	3.6	45.6%
Jiangsu	8.8	0.7	8.1	11.6	x	20.8	5.3	15.5	292.5%
Shanxi	4.0	1.7	2.3	135.3%	10.3	4.9	5.4	110.2%
Anhui	5.4	5.1	0.3	5.9%	17.2	6.2	11.0	177.4%
Shaanxi	4.2	2.4	1.8	75.0%	17.3	2.9	14.4	496.6%
Sichuan/Chongqing	5.1	2.0	3.1	155.0%	15.8	2.7	13.1	485.2%
Jiangxi/Fujian	8.9	0.8	8.1	10.1	x	19.1	1.2	17.9	14.9	x
Yunnan/Guizhou	6.4	1.2	5.2	433.3%	18.3	1.8	16.5	916.7%
Zhejiang	*	*	-	-	*	0.3	(0.3)	(100.0)%
Guangxi	*	*	-	-	0.3	0.3	-	-
Ningxia	*	*	-	-	0.1	0.2	(0.1)	(50.0)%
Shanghai	*	*	-	-	*	*	-	-
Others	*	*	-	-	0.1	0.2	(0.1)	(50.0)%
Total	140.6	71.8	68.8	95.9%	345.5	186.1	159.4	85.7%

* Less than $50,000

Production Output

Our production output for our liquid crop nutrient product was 12,759 tons for the three months ended September 30, 2011 and 24,689 tons for the nine months ended September 30, 2011. After our Wuchuan Facility became operational, we have significantly increased production capacity. Our manufacturing facilities in Wuchuan operated at full capacity in the third quarter of 2011.  In addition, we improved inventory management and reduced inventory turnover days to 76 days for the three months ended September 30, 2011 compared to 124 days for the same period of 2010.

During the three months ended September 30, 2011, we sold 11,913 tons of liquid crop nutrient product. During the nine months ended September 30, 2011, we sold 29,544 tons of liquid crop nutrient product.

Cost of Sales

Our cost of sales increased by US$25.4 million, or 85.6%, to US$55.0 million for the three months ended September 30, 2011, from US$29.6 million for the same period of 2010. Cost of sales increased by US$60.8 million, or 75.9%, to US$140.9 million for the nine months ended September 30, 2011, from US$80.1 million for the same period of 2010.

For the three months ended September 30, 2011, our cost of sales accounted for 39.1% of our total sales, as compared to 41.3% for the same period of 2010. The cost of sales as percentage of revenue decreased by 2.2% mainly due to the fact that after our Wuchuan Facility became operational, we started to use lignite coal as key raw material, enabling us to bypass intermediaries from whom we used to purchase humic acid.

Gross Margin

Our gross margin was 60.9% for the three months ended September 30, 2011, as compared to 58.7% for the same period of 2010.  Our gross margin was 59.2% for the nine months ended September 30, 2011, as compared to 57.0% for the same period of 2010.  The increase in gross margin was mainly due to our Wuchuan Facility becoming operational, which enabled us to start using lignite coal as the key raw material and to bypass intermediaries from whom we used to purchase humic acid.

Selling Expenses

Our selling expenses increased by US$10.0 million, or 64.1%, to US$25.6 million for the three months ended September 30, 2011, from US$15.6 million for the same period of 2010. As a percentage of sales, selling expenses decreased from 21.7% for the three months ended September 30, 2010 to 18.2% for the same period of 2011. The increase of selling expenses was primarily due to (i) an increase in advertising and promotion expense, and distributors’ seminar expenditures of US$9.8 million relating to marketing and promotional activities in our existing and new geographic markets, and (ii) an increase in the transportation expenses of US$0.9 million due to increase in sales.

Our selling expenses increased by US$24.2 million, or 63.3%, to US$62.4 million for the nine months ended September 30, 2011, from US$38.2 million for the same period of 2010. As a percentage of sales, selling expenses decreased from 20.5% for the nine months ended September 30, 2010 to 18.1% for the same period of 2011. The increase in selling expenses was primarily due to (i) an increase of US$23.5 million in advertising and promotion expense, and distributors’ seminar expenditures, and (ii) an increase of US$2.3 million in transportation expenses due to increased sales.

General and Administrative Expenses

Our general and administrative expenses increased by US$1.3 million, or 37.5%, to US$4.8 million for the three months ended September 30, 2011, from US$3.5 million for the same period of 2010.  As a percentage of sales, general and administrative expenses decreased from 4.9% for the three months ended September 30, 2010 to 3.5% for the same period of 2011. The increase of general and administrative expenses was mainly due to the increases of meeting expenses, general maintenance expenses and staff training expenses.

Our general and administrative expenses increased by US$10.7 million, or 153.2%, to US$17.7 million for the nine months ended September 30, 2011, from US$7.0 million for the same period of 2010.  As a percentage of sales, general and administrative expenses increased from 3.8% for the nine months ended September 30, 2010 to 5.1% for the same period of 2011, mainly due to the impact of the implementation of the management equity compensation plan, as well as an increase in meeting expenditure, employee salaries, staff training expenses and general maintenance expenses.

Research and Development Expenses

We incurred US$4.5 million of research and development expenses for the three months ended September 30, 2011, as compared to US$2.2 million for the same period of 2010. Research and development expenses were US$11.2 million for the nine months ended September 30, 2011, as compared to US$4.5 million for the same period of 2010.

Our research and development expenses mainly consist of field test expenses for new crops and newly developed provincial markets as well as new product development expenses.

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

Our effective income tax rates for the three months ended September 30, 2011 and 2010 were 18.10% and 16.66%, respectively, and were 19.19% and 16.16% for the nine months ended September 30, 2011 and 2010, respectively. Our effective income tax rate increased by 1.44% and 3.03% for the three months and nine months ended September 30, 2011, respectively as compared with the same periods in the prior year.  The increase was primarily due to the higher tax rate for Yongye Fumin.

Our company’s PRC subsidiaries have cash balance of US$72.9 million as of September 30, 2011 which is planned to be permanently reinvested in the PRC. The distributions from our PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred tax liabilities on undistributed earnings of our PRC subsidiaries.

Net Income

Our net income attributable to Yongye International, Inc. was US$39.1 million (representing a net profit margin of 27.8%) for the three months ended September 30, 2011 as compared to US$17.6 million (representing a net profit margin of 24.5%) for the same period of 2010.  Our net income attributable to Yongye International, Inc. was US$87.0 million (representing a net profit margin of 25.2%) for the nine months ended September 30, 2011, as compared to US$46.2 million (representing a net profit margin of 24.8%) for the same period of 2010.  The increase in our net profit margin is primarily due to the increase in our gross margin and percentage decrease in selling expenses which were partially offset by the increase in effective tax rate.

Liquidity and capital resources

Selected consolidated balance sheet data:

			Changes in
in US$, except for percentages	As of September 30, 2011	As of December 31, 2010	Variance	%	Note

Cash and restricted cash	80,424,153	41,953,469	38,470,684	92%
Accounts receivable, net of allowance for doubtful accounts	203,737,536	26,110,813	177,626,723	680%	1)
Inventories	48,634,045	65,878,047	(17,244,002)	(26)%	2)
Deposits to suppliers	5,265,686	10,906,295	(5,640,609)	(52)%
Property, plant and equipment, net	22,219,224	21,547,152	672,072	3%
Prepayment for mining project	35,307,731	34,151,063	1,156,668	3%	3)
Total assets	453,740,710	247,626,036	206,114,674	83%
Long-term loans and payables – current portion	2,153,241	457,880	1,695,361	370%
Short term bank loan	15,636,728	-	15,636,728	NA	4)
Accounts payable	10,601,468	6,127,606	4,473,862	73%
Income tax payable	15,696,964	6,137,119	9,559,845	156%
Accrued expenses	21,348,144	3,024,235	18,323,909	606%	5)
Other payables	3,337,617	5,310,517	(1,972,900)	(37)%
Total current liabilities	69,458,861	22,154,466	47,304,395	214%
Long-term loans and payables	3,699,863	383,285	3,316,578	865%
Total equity attributable to Yongye International, Inc.	315,793,520	215,215,203	100,578,317	47%
Total equity	331,181,996	225,088,285	106,093,711	47%	6)

1)
The increase in accounts receivables of US$177.6 million was consistent with our strong sales growth in the nine months ended September 30, 2011. The increase was also partly due to stronger sales momentum towards the end of the third quarter as compared to the same period of 2010.

Days sales outstanding (“DSO”) is defined as average accounts receivable for the period divided by net sales for the period times 90. DSO increased by 29 days from 82 days for the three months ended September 30, 2010 to 111 days for the same period of 2011, partly due to the fact that a later growing season in some areas in China caused our sales to extend further into third quarter 2011 compared to third quarter 2010. We currently have no accounts receivable outstanding over 6 months, which is our normal credit term, and we do not anticipate any uncollectable accounts receivable.

2)
The decrease in inventory of US$17.2 million was mainly due to the significant reduction of inventory stocking in the nine months ended September 30, 2011.  Since our Wuchuan Facility commenced operations, our production capacity has increased significantly. We also improved our inventory management in this period to reduce inventory stocking.

Inventory turn-over days (“Inventory days”) is defined as average inventory for the period divided by cost of sales for the period times 90. Inventory days decreased by 48 days from 124 days for the three months ended September 30, 2010 to 76 days for the same period in 2011.

3)
The cash consideration for the lignite coal resource project is RMB 240 million or approximately $35 million, of which RMB 14.2 million or approximately US$2.2 million remains to be paid. According to preliminary third party analysis, the mineral resource of the project we are acquiring is at surface level and the “open pit” mining method is recommended. Also, our Wuchuan Facility was built near the mineral resource project, minimizing future shipping expense.

4)
In April 2011, Yongye Nongfeng entered into two short-term bank loans with China Everbright Bank for an aggregate amount of RMB100 million (US$15.6 million). These two short-term bank loans are guaranteed by the Company’s Chairman.

5)
The increase in accrued expenses of US$18.3 million was mainly due to advertising and promotion activities, and research expenses for field tests that were conducted in the nine months ended September 30, 2011.

6)
Total equity increased by US$106.1 million from US$225.1 million as of December 31, 2010 to US$331.2 million as of September 30, 2011. The increase in our total equity was mainly due to an increase in retained earnings of US$87.0 million for the net income attributable to Yongye International, Inc. during the period and an increase in common stock and additional paid in capital of US$4,950,600, as a result of the 1,183,667 restricted shares granted to management and independent directors.

 Summary consolidated cash flow data:

in US$, except for percentages	For the Nine Months Ended September 30,
	2011	2010	Change
Net cash used in operating activities	(20,510,491)	(9,341,126)	(11,169,365)
Net cash used in investing activities	(6,354,287)	(36,942,127)	30,587,840
Net cash provided by financing activities	63,964,635	5,260,922	58,703,713
Effect of exchange rate change on cash and cash equivalents	1,370,827	472,113	898,714
Net increase/(decrease) in cash and cash equivalents	38,470,684	(40,550,218)	79,020,902
Cash and cash equivalents at beginning of period	41,913,469	65,518,181	(23,604,712)
Cash and cash equivalents at end of period	80,384,153	24,967,963	55,416,190

The sources and uses of cash for the nine months ended September 30, 2011 are summarized below:

Cash used in operating activities were US$20.5 million and US$9.3 million for the nine months ended September 30, 2011 and 2010, respectively. These changes were primarily due to the increase of US$62.4 million in working capital employed, which was primarily driven by higher accounts receivables, but was partially offset by a lower inventory balance and settled deposits to suppliers. Other factors include an increase of US$43.4 million in earnings and a non-cash expense of US$5.0 million for management stock compensation.

Net cash used in investing activities were US$6.4 million and US$36.9 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease was due to the prepayment of US$28.9 million for the acquisition of the lignite coal project in Wuchuan area during the nine months ended September 30, 2010. Total consideration of this acquisition is approximately US$35 million.

Net cash provided by financing activities were US$64.0 million and US$5.3 million for the nine months ended September 30, 2011 and 2010, respectively. These changes were mainly due to the fact that we sold to MSPEA, an affiliate of Morgan Stanley, 5,681,818 shares of our redeemable convertible preferred stock. Net proceeds we received from this sale of shares were in the amount of US$49.4 million. In addition, in April 2011, we entered into two short-term bank loan agreements with China Everbright Bank for an aggregate loan amount of US$15.6 million. These two short-term bank loans are guaranteed by the Company’s Chairman.

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

On May 26, 2011 and June 3, 2011, we and three of our officers and directors were named in putative class action lawsuits filed in the US Federal District Court for the Southern District of New York alleging, among other things, that we and such officers and directors issued false and misleading information to investors about our financial and business condition. These securities class action complaints generally allege that Yongye’s business was not growing at the rate represented by the defendants and that Yongye’s financial results as reported to the Securities and Exchange Commission were inconsistent with its production capabilities. On July 19, 2011 we and certain of our officers and directors were named in a derivative suit filed in the First Judicial District Court of the State of Nevada and Carson City alleging, among other things, that such directors and officers breached their fiduciary duties to us, misrepresented our earnings, wasted corporate assets and unjustly enriched themselves at the expense of us. The derivative complaint also alleges that Yongye, at the direction of or with the approval of its directors, failed to implement and adequate system of internal and financial controls. The lawsuits are in their early stages. We believe the claims contained in the lawsuits to be without merit and intend to defend ourselves vigorously.

ITEM 1A.	RISK FACTORS

Investing in our securities involves risk. Before making an investment decision, you should carefully consider the following riskfactors as well as the risks described in our most recent Annual Report on Form 10-K, or any updates to our riskfactors in our Quarterly Reports on Form 10- Q, together with all of the other information appearing in or incorporated by reference into this Quarterly Report, in light ofyour particular investment objectives andfinancial circumstances. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The trading price of our securities could decline due to any of these risks, and you may lose all or part ofyour investment.

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

If we are not able to obtain the government approvals to complete the coal resources project, our vertical integration strategy could fail.

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

In addition to a fertilizer registration certificate, we are required to hold a variety of other permits, licenses and certificates to conduct our business in China including relevant construction and environmental permits and certificates in connection with the commencement of operations at Inner Mongolia Yongye Fumin Biotechnology Co., Ltd. (“Yongye Fumin”). We may not possess or receive all the permits, licenses and certificates required for our business or for which application has been made. In addition, there may be circumstances under which the approvals, permits, licenses or certificates granted by the governmental agencies are subject to change without substantial advance notice, and it is possible that we could fail to obtain the approvals, permits, licenses or certificates that are required to expand our business as we intend. If we fail to obtain or to maintain such permits, licenses or certificates or renewals are granted with onerous conditions, we could be subject to fines and other penalties and be limited in the number or the quality of the products that we would be able to offer. As a result, our business, result of operations and financial condition could be materially and adversely affected.

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

We operate in highly competitive markets and compete with numerous local PRC humic/fulvic acid crop nutrient manufacturers, as well as other foliar-applied liquid fertilizer manufacturers and we expect competition to persist and intensify in the future. Our competitors are mainly local fertilizer companies who may have better access in certain local markets to customers and prospects, an enhanced ability to customize products to a particular region or locality and more established local distribution channels within a small region. In future, we may also compete with large PRC state-owned enterprise national competitors who may have competitive advantages over us in certain areas such as access to capital, technology, product quality, economies of scale and brand recognition and may also be better positioned than us to develop superior product features and technological innovations and to exploit and adapt to market trends. Additionally, we may not be able to conduct in-depth research and analysis on our current or new markets due to the lack of public or third-party sources of competitive information available on our industry and competitors in the PRC, exept for those published by certain government agencies. Therefore, we may not have a clear estimate of the current number of our direct competitors or such competitors’ revenues or market share.

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

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from timeto-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel and other agents that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

Though the New M&A rules do not have express provisions in terms of penalties against non-procurement of CSRC approval, there are some other penalty provisions in other PRC laws and regulations regulating offshore listing, which can be cited as a reference:

i)            Pursuant to Article 188 of the PRC Securities Law, any entity that issues securities or issues securities in disguised form without verification or examination and approval by the statutory authority shall be ordered to cease issuance and refund the funds thus raised, together with bank deposit interest for the same period, and shall also be fined not less than one percent but not more than five percent of the amount of the proceeds illegally raised. The persons directly in charge and the other persons directly responsible shall be given a disciplinary warning and also be fined not less than RMB30,000 but not more than RMB300,000. However, we believe that this penalty is mainly designed for and targeted at domestic listing because the PRC Securities Law mainly regulate domestic listings, and listing or de-listing of a company’s stock in the US stock market should be subject to the SEC’s regulation, which is beyond the CSRC’s jurisdiction.

ii)          Pursuant to the Circular of the State Council Concerning Further Strengthening the Administration of Overseas Issuance and Listing of Securities, the overseas listing of securities of a PRC related company which violates this Circular shall be deemed an issuance of shares without authorization or approval. Persons in charge of the competent departments responsible for approval of such an overseas issuance could be subject to administrative sanctions if such person in charge is liable for such violation. People heading the issuing entity and other people directly responsible for issuance shall be penalized, including degraded to a lower lever position and termination of employment by the upper level department. If the violation constitutes a crime, criminal liability shall be claimed against relevant responsible persons according to applicable laws. The issuing entity, relevant agencies involved and the responsible people thereof shall be penalized by the CSRC in accordance with the provisions of the Interim Regulations on the Administration of Issuance and Trading of Securities and other relevant provisions.

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

In general, the fertilizer and feed sector in China is affected by a series of factors, including, but not limited to, natural, economic and social such as climate, market, technology, regulation, and globalization, which makes risk management difficult. Fertilizer and feed operations in China face similar risks as present in other countries, however, these can either be mitigated or exacerbated due to governmental intervention through policy promulgation and implementation either in the fertilizer and feed sector itself or sectors which provide critical inputs to fertilizer and feed such as energy or outputs such as transportation. While not an exhaustive list, the following factors could significantly affect our ability to do business:

•	food, feed, and energy demand including liquid fuels and crude oil;

•	agricultural, financial, energy and renewable energy and trade policies;

•	input and output pricing due to market factors and regulatory policies;

•	production and crop progress due to adverse weather conditions, equipment deliveries, and water and irrigation conditions; and

•	infrastructure conditions and policies.

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

We are a holding company, and most of our assets are located in the PRC. In addition, substantially all of our directors and officers are nonresidents of the United States, and all or a substantial portion of the assets of these non-residents are located outside the United States, As a result, it may be difficult for investors to effect service of process within the United States upon these non-residents, or to enforce against them judgments obtained in United States courts, including judgments based upon the civil liability provisions of the securities laws of the United States or any state.

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

There is a significant number of shares of common stock eligible for sale, which could depress the market price of such stock.

Following the effective date of the registration statement that registers the common stock underlying the convertible preferred stock we issued in June 2011, a large number of shares of our common stock have become become available for sale in the public market, which could harm the market price of the stock. Further, shares may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect as well. In general, a person who has held restricted shares for a period of six months may, upon filing a notification with the SEC on Form 144, sell common stock into the market in an amount equal to the greater of one percent of the outstanding shares or the average weekly trading volume during the last four weeks prior to such sale.

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

An SEC investor bulletin regarding reverse mergers may drive down the market price of our common stock.

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

On October 10, 2011, the Company granted 1,166,333 restricted shares to management and independent directors of the Company in accordance with Yongye International, Inc.’s 2010 Omnibus Securities and Incentive Plan, as an incentive to such individuals to promote the success of the Company’s business. Shares vest on the twelve month anniversary of the date of grant.

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

Yongye International, Inc.

November 9, 2011	By:	/s/ Zishen Wu
Name: Zishen Wu
Title: Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Offier
(Principal Financial and Accounting Officer)