Form 10-K
period 2011-12-31
Yongye International, Inc.
filed 2012-03-15
CIK 1398551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

+86 10 8231 8866

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value US$0.001 per share	NASDAQ Global Select Market

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

Yes ☐     No ☒

The aggregate market value of the 39,573,497 shares of common equity stock held by non-affiliates of the Registrant was approximately US$207,760,859 on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on the most recent date on which a trade in such stock took place prior thereto.

There were a total of 50,537,044 shares of the registrant’s Common Stock, par value US$0.001 per share, outstanding as of March 9, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to:

•	“Yongye,” “we,” “us,” “YONG,” “the Company” or “our Company” are references to Yongye International, Inc.;

•	“Yongye Nongfeng” is a reference to Yongye Nongfeng Biotechnology Co., Ltd.;

•	“Yongye Fumin” is a reference to Inner Mongolia Yongye Fumin Biotechnology Co., Ltd.;

•	“Inner Mongolia Yongye” is a reference to Inner Mongolia Yongye Biotechnology Co., Ltd.;

•	“China” and “PRC” are references to the People’s Republic of China;

•	“RMB” is a reference to Renminbi, the legal currency of China;

•	“U.S. dollar,” “$” and “US$” are references to the legal currency of the United States;

•	“SEC” is a reference to the United States Securities and Exchange Commission;

•	“Securities Act” is a reference to Securities Act of 1933, as amended; and

•	“Exchange Act” is a reference to the Securities Exchange Act of 1934, as amended.

Part I

ITEM 1. Business

Business Overview

We are a leading crop nutrient company in China in terms of total sales in 2011. We are primarily engaged in research, development, manufacturing and sales of fulvic acid based crop and animal nutrient products for the agriculture and stock farming industry.  We are headquartered in Beijing with production facilities in Hohhot, Inner Mongolia Autonomous Region of China (“Inner Mongolia”).  Our products are sold nationwide in 30 provinces, autonomous regions and centrally-administered municipalities across China.

Currently, our principal product is liquid crop nutrient, from which we derived substantially all of our sales for the year ended December 31, 2011. We also produce powder animal nutrient product which is mainly used for dairy cows. We market both products under the trade name “Shengmingsu” (“生命素” in Chinese which means “Life Essential”). We produce our liquid crop nutrient product based on a patented formula utilizing fulvic acid as the primary compound base which is combined with various micro nutrients such as zinc and boron as well as macro nutrients like nitrogen, phosphorous and potassium ("NPK”) that are essential for the health of crops.  Our product’s core fulvic acid compound improves crop yield by enhancing the absorption of fertilizers and micro nutrients.  In addition, the micro nutrients and NPK included in our product formulation serves as a supplement during key growth stages of crops. We believe that our product is particularly well-suited for use in China, which generally has highly degraded farming soil as a result of over-farming, decades of over-use of chemical fertilizers and less advanced farming practices compared with more developed nations.  After water dilution, our liquid crop nutrient product is most commonly applied through directly spraying onto leaves of crops and typically used at certain critical growth stages of crops in addition to normal fertilizer application.

The efficacy of fulvic acid for enhancing crop yield is well-documented by over 20 global research reports published by universities and institutions in the United States, China, Europe and other countries.  The Inner Mongolia Autonomous Region Scientific and Technology Bureau (“IMARSTB”) conducted an official assessment of our liquid crop nutrient product in 2008 and concluded that our product increases agricultural output, improves the utilization rate of fertilizer, enhances crop resistance to diseases and droughts.  In addition, the IMARSTB concluded that large scale experimentation in China has proven that our product can increase overall yields of staple crops, such as wheat and rice by 10-20%, and vegetables and fruits by 15-30%, while also improving product quality. Many other third parties also conducted tests on our product’s efficacy on different crops and geographical locations in China, and they have drawn similar conclusions as documented in the IMARSTB assessment.

Our powder animal product is principally used in the dairy industry as a feed additive for dairy cows and helps decrease inflammation and alleviate pain due to mastitis which occurs as a result of milking.

Industry and Market Overview

China Agriculture Industry

Limited and Shrinking Arable Land

The long-term market growth of crop nutrient products in China is primarily driven by the need to improve crop yield to ensure sufficient food supply in view of limited and shrinking per capita arable land in China. According to a statement given by Vice-President Xi Jinping said when he visited Kimberly farm in the state of Iowa USA on February 16, 2012, China feeds nearly 21% of the world’s population, but its arable land accounts for less than 9% of the world’s arable land. According to the National Population and Family Planning Commission of China, China’s population will reach 1.5 billion by 2030. Therefore, the country faces the challenge of producing additional food to feed the additional 200 million people within the next 20 years. This puts great pressure on China’s agricultural system to increase production output. Currently, crop production in China is limited to approximately 301 million acres of arable farm land, which is approximately 14% of China’s land according to a survey conducted by the National Bureau of Statistics of China in 2009, or 0.23 acres of arable farm land per person, which is approximately one-third of the global per capita average and half of the United States’ per capita amount of land devoted to agricultural production.

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

A recently released survey by the State Forestry Department showed that more than a quarter of China’s land remained either degraded or lost to sand and gravel due to a combination of a naturally dry climate, centuries of over-cultivation and decades of excessive demand on water and soil from the world’s biggest population and the fastest growing economy. There were small signs of improvement from 2005 to 2010 showing the area of desert shrinking by an annual average of 1,717 square kilometers. This was 40% better than the results from 2000 to 2005, and it is the first time in China’s history to ever show a gain.

Over-farming, decades of overuse of chemical fertilizers and less advanced farming practices have led to degraded soil quality in China. Although, according to Food and Agriculture Organization of the United Nations (“FAO”), China leads the world in fertilizer consumption, applying more fertilizers than the world average on a per hectare basis, the crop yield lags behind most developed countries. This creates a huge demand for crop nutrient products that can help improve fertilizer utilization and increase crop yield. Fulvic acid based crop nutrients are particularly well suited for the market, as it can allow crops to more effectively absorb fertilizers and minerals from the degraded soils.

Increasing Wealth is Expected to Increase Spending on Agricultural Products

As the economy grows and individual purchasing power expands in China, demand for more food products with higher quality is expected to increase. In China, huge reductions in poverty raised national average food consumption substantially, according to World Agriculture: towards 2015/2030, summary report by FAO of 2002. According to the Asian Development Bank, over 50% of China’s population is comprised of low income rural farmers. The government has pledged to narrow income gaps between urban and rural residents to tackle disparities in wealth levels. With significant 10.3% economic growth in 2010, rural incomes increased the most in over a quarter century with per capita net income for rural residents increased by 10.9% in real terms. Figures released from the National Bureau of Statistics of China show that China’s rural residents outpaced urban dwellers in per capita income growth for the first time since 1997.

Government Support for the Agricultural Industry

The agriculture industry in China enjoys favorable government policies. In 2010, there was RMB818 billion (US$126 billion) budgeted government spending on agriculture, rural areas and farmers, which was14.3% higher than in 2009. According to the 12th Five-Year National Economic and Social Plan (2011-2015) of China, the Chinese government will continue to support the agriculture industry. The Five-Year Plan will also seek to increase domestic consumption by boosting wages. The main focus of the reforms will be on the lagging wages of rural workers, whose per capita incomes are currently only 30% of those in urban areas. Also, reforms will target tax policies to boost rural purchasing power, measures to broaden rural land ownership, and technology-led programs to raise agricultural productivity. Improvement of agricultural productivity and rural farmers’ living standards will be the focus of government investment. We believe that these government policies and investment will encourage growth in China’s agricultural industry and that we will benefit from such growth.

China Fertilizer Industry

The rise of green food industry in China is also increasing demand for environmental friendly fertilizers. According to the China Green Food Development Center, a governmental agency, China’s domestic sales of green food increased at a compound annual growth rate of 21.2% from RMB50 billion in 2001 to RMB282 billion in 2010, and China’s exports of green food increased at a compound annual growth rate of 21.5%, from US$400 million in 2001 to US$2.3 billion in 2010. In March 2011, our crop nutrient product obtained the certificate of production material for green food which was issued by China Green Food Development Center. We believe China’s domestic market for green food will continue to expand as individual purchasing power grows in China and our business will benefit from this growth.

China’s Dairy Market

The growth of China’s economy has led to growth in consumer demand for dairy products and China’s government has attached great importance to the development of this industry, particularly after a food safety incident in China involving milk adulterated with melamine was widely reported in the international media during 2008 and 2010.

According to China Dairy Net, China’s dairy sales in 2011 were RMB231.6 billion, representing an increase of 21.6% compared with 2010. China’s dairy sales for the first 11 months of 2011 reached over RMB200 billion. According to China’s 12th Five-Year National Economic and Social Plan (2011-2015) of China, it is anticipated that the output of dairy raw material will be 50 million tons, and the output of dairy products will be 27 million tons by 2015. The Chinese government has increased efforts to regulate the industry and the industry has significantly increased barriers to entry.

Competitive Advantages

We believe that our competitive advantages include the following.

Unique and scalable distribution model. We employ a multi-tiered distribution model whereby we primarily sell our products to provincial-level distributors who sell to our end-customers either directly or indirectly through county-level and village-level distributors. We currently have 25 provincial-level distributors. For the most part, each distributor covers a single province, while the rest of them cover either multiple provinces or a portion of one province (in the case of Hebei, Inner Mongolia and Xinjiang). We select our provincial-level distributors based on criteria including experience, reputation, network coverage and financial strength, and we usually enter into multi-year distribution contracts with them.  All of our contracts with provincial-level distributors include mutual exclusivity provisions whereby the provincial-level distributors are not allowed to distribute competing products, and we grant the distributor exclusive sales rights in the designated territory. We are careful to ensure that the sales territories of our provincial-level distributors do not overlap.

Our provincial-level distributors sell our products directly to county-level distributors, to key accounts, such as large farms, and farmers through promotional events. County-level distributors sell our products to independently owned Branded Retailers, which serve as village-level retailers of our products (“Branded Retailers”), large farms, and farmers through promotional events. Branded Retailers distribute our products directly to farmers in rural villages and towns. Most of them are privately owned individual agriculture stores while some have common ownership or belong to store chains. None of these “Branded Retailers” is owned or controlled by us. They are typically small in size and distribute a variety of agriculture-related products, including fertilizer, seeds and pesticides to farmers in the surrounding areas.

As of December 31, 2011, we sold our products primarily through 25 provincial-level distributors. There are 810 county-level distributors and 30,086 independently owned Branded Retailers across almost all provinces of China.

We believe that our unique distribution model has the following benefits:

•	We leverage our distributors’ local knowledge and resources to enable quicker entry into new markets, to more efficiently reach potential Branded Retailers and to better communicate with farmers.

•	We have a highly scalable and replicable distribution model that can be replicated in new markets. We are thus uniquely situated amongst our competitors to take advantage of China’s growing market for agriculture nutrients. The significant expansion of our distribution network since 2008 has paralleled our robust growth in sales during the same period.

•	Our “Branded Retailer” concept creates a highly synergistic partnership among Yongye, our distributors and our Branded Retailers. We believe Branded Retailer owners embrace the Branded Retailer concept because they typically experience higher customer traffic and generate more sales as their stores become more prominent from the promotional displays and technical support we provide to them. We believe that our advertising campaign also effectively develops sales for distributors by attracting store owners to join our Branded Retailer network. With satisfied distributors and Branded Retailers, we are able to quickly scale up our distribution network and provide better service to our end-customers.

Brand name recognition supported by integrated marketing campaign. Both of our crop and animal nutrient products are marketed under the name “Shengmingsu” and we believe that our integrated marketing campaign has led to widespread recognition of our brand name by our end-customers.

Our strategy is to build the Yongye brand by getting closer to farmers through both media channels as well as indoor and outdoor displays. We work with our distributors to coordinate advertisements on local television channels and in local newspapers. From 2009, we began running promotional campaign on CCTV-7, which is the national agriculture channel in China. Our Branded Retailers are decorated with our signature color and banners, and prominently display our products alongside promotional display materials that we provide. Working together with our distributors, we create posters with village-specific case studies that demonstrate a farmer’s incremental revenue, original investment and harvesting time saved from using our products. We believe these case studies have been a highly effective manner of marketing as they translate our product efficacy directly into dollar terms and are communicated through real stories which are connected with our end-customers.

In addition, we support our distributors and farmers by providing product training courses, conferences and seminars, product demonstrations, and educational pamphlets, magazines and infomercials.

Patented formulae and proprietary manufacturing processes for high-quality fulvic acid based nutrients backed by strong research and development platform. Our products are based on patented formulae that combine a fulvic acid base with other macro and micro nutrients.  Our crop nutrient formula was designed to enhance crop yield by increasing absorption of fertilizer and micro nutrients and providing key micro nutrients and NPK in key growth stages of crops.  In addition, our engineers designed our manufacturing process to overcome technical barriers associated with the extraction of fulvic acid and the blending of our products on an industrial scale so that micro and macro nutrients in our products are water soluble and can be easily absorbed by crops after being sprayed on the leaves.  We were granted two 20 year invention patents by the State Intellectual Property Office in the PRC, effective from October 12, 2006 and October 21, 2005 respectively, that cover formulae for both liquid crop nutrient product and powder animal nutrient product, as well as the manufacturing process for extraction and blending of our products.  In addition to seeking patent protection, we maintain proprietary know-how related to extraction and blending processes as trade secrets. Both of our crop and animal nutrient products are protected by invention patents in China. They also won the top award for consecutive years at China Yangling Agricultural Hi-Tech Fair, one of the most prestigious agriculture trade fairs in China.

In addition to our internal research and development team with extensive experience in the agricultural research fields, we have established project partnerships with certain prestigious national and local agricultural universities and research institutes, including Chinese Academy of Agricultural Sciences, Beijing University of Agriculture, Inner Mongolia Agricultural University, and Inner Mongolia Academy of Agricultural Sciences.

Compelling value proposition of return on investment for farmers. Our patented crop product and animal product formulae are the result of large scale experimentation. Our internal experimentation on our products demonstrates increased production yields, shorter harvest times, extended life cycles, and enhanced crop taste, nutrition and appearance. As mentioned earlier, the IMARSTB concluded that our product can increase overall yields of staple crops, such as wheat and rice, and vegetables by 10 – 20% and 15 – 30%, respectively, while improving product quality.

Strength and experience of management team. We believe that our management team collectively has a great deal of experience in our relatively new market for agricultural nutrient products in China. Our chief executive officer, Mr. Zishen Wu, in particular, is considered a very successful entrepreneur in our industry. Additionally, our senior management team has many years of experience and strong education background in the Chinese agricultural industry, marketing and distribution, finance and general management.

Growth Strategies

Our strategic growth plan for 2012 consists of the following key elements.

Geographic expansion and higher penetration of our distribution and Branded Retailer network. We believe that there is significant market potential for our products across China and we plan to continue to enhance our coverage and penetration of the Chinese markets in order to increase our market share and commercial opportunities. We believe this will further expand our immediate and long term revenue base. We believe that we can benefit from the growing market demand resulting from the increased need to boost agricultural productivity. In addition to driving further penetration in our existing markets, we plan to expand our distribution network in new geographic markets. We will also work to ensure continued successful replication of our Branded Retailer model in new markets by continuing to provide our distributors with value-added technical product and sales leadership training, and our integrated marketing campaigns support.

Enhance brand recognition on national and local levels. We will invest more resources on marketing efforts to enhance our brand image and increase our exposure in target markets, such as advertisement on national and local media and providing training and technical support to various levels of distributors, Branded Retailers and farmers.

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

Restructuring

At the time we acquired Fullmax, it had acquired certain assets that form the basis of our trading business from Inner Mongolia Yongye Biotechnology Co., Ltd., a company organized under the laws of the PRC (“Inner Mongolia Yongye”), and owned and controlled by Zishen Wu, our chairman, chief executive officer and president. The first step in this process occurred in November 2007, when Fullmax’s wholly-owned subsidiary, Asia Standard Oil Limited, a Hong Kong company (“Asia Standard”) entered into a Sino-foreign cooperative joint venture agreement with Inner Mongolia Yongye (the “CJV Agreement”). The CJV which was formed was Yongye Nongfeng Biotechnology Co., Ltd (“Yongye Nongfeng”).

In connection with a September 2008 private placement of our common stock, we agreed with the investors participating in the transaction to complete the remaining steps necessary for acquiring the assets that form the basis of our operations from Inner Mongolia Yongye. We completed these remaining steps, which we refer to as the “Restructuring” in this Annual Report on Form 10-K, in October 2009. Prior to the Restructuring, Inner Mongolia Yongye owned and operated the principle assets of our business and had been in the business of researching, producing and selling its own fulvic acid based crop and animal products since 2003. Until Yongye Nongfeng obtained the required license to produce our products in May 2009, Inner Mongolia Yongye manufactured such products exclusively for us.

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

All of our operations are conducted through Yongye Nongfeng, and its 100% owned subsidiary Yongye Fumin. Pursuant to the terms of the CJV Agreement, we are entitled to 95% of the profits of Yongye Nongfeng and Inner Mongolia Yongye is entitled to 5%.  Zishen Wu, our chairman, president and chief executive officer, owns 95.0% of the outstanding equity interests of Inner Mongolia Yongye and, therefore, is entitled to a portion of the profits of Yongye Nongfeng that are payable to Inner Mongolia Yongye. In addition, Mr. Wu and Inner Mongolia Yongye are parties to an employment agreement, pursuant to which Mr. Wu is employed as chairman and chief executive officer of Inner Mongolia Yongye.

The following chart reflects our current organizational structure as of the date hereof. The ownership percentages of Yongye Nongfeng are approximations.

*	Pursuant to the terms of the CJV Agreement, as amended, we are entitled to 95% of the profits distributions of Yongye Nongfeng and Inner Mongolia Yongye is entitled to 5%. In preparing the consolidated financial statements, Inner Mongolia Yongye was noncontrolling interest as of December 31, 2009, 2010 and 2011.

On July 20, 2010, Yongye Nongfeng set up a wholly-owned subsidiary, Inner Mongolia Yongye Fumin Biotechnology Co., Ltd. (“Yongye Fumin”), with the paid in capital of US$14,731,880 (equivalent to RMB100 million). Yongye Fumin is engaged in the manufacturing and sale of fulvic acid based liquid and powder nutrient compounds. Yongye Fumin was established to expand the production capacity for fulvic acid based liquid and powder nutrient compounds. Yongye Fumin became fully operational since the first quarter of 2011.

Our Principal Products and Services

The base of our products is our own patented fulvic acid base compound, which is extracted from humic acid. Fulvic acid binds itself to and strengthens the cell walls of crop and cell membranes of animals, thereby increasing the ability of cells to retain vitamins and minerals and to fight sickness and disease. Fulvic acid also acts as a transport agent by delivering nutrients that stimulate cell growth, increasing oxygen intake into cells, and binding with and removing toxins such as heavy metals and other pollutants. These help with better nutrient uptake in crop and digestion in animals.

Liquid Crop Nutrient Product

Our liquid crop nutrient product consists of our fulvic acid compound base and nutrients that crops need to grow, and can be applied to various types of crops by spraying the liquid product directly on the crops after dilution with water, typically in conjunction with fertilizers and pesticides. We primarily sell our crop product by 100 milliliter bottle and 10 liter container.

We believe that when used correctly, our product can help farmers more efficiently use fertilizers and pesticides, which may reduce the farmers’ overall input costs and environmental damage to the farmers’ land. While each crop varies in response to our product, based on our internal studies, crops are expected to experience yield increases on par with the following results when our crop product is properly used along with sufficient amounts of fertilizer and water:

Crop	Yield
Capsicum (green pepper)	increases yield by up to 22.7%
Carrot:	increases yield by up to 26.5%
Celery:	increases yield by up to 26.3%
Cucumbers:	increases yield by up to 21.7%, and the leaves are greener, the crops are higher by 3.0 cm, and earlier to market by 11 days
Grapes:	increases weight of individual grape by 0.4 g, or 18.2%, increases sugar content by 37.5%
Potatoes:	increases yield by up to 17.3%, and the leaves are thicker and blossom 7 to 10 days earlier
Watermelon:	increases yield by up to 16.9%, increases sugar content 0.8%-1.8%
By Wheat:	increases yield by up to 10.7%

Source: Company research

Powder Animal Product

Our animal nutrient product is a powder which consists of our fulvic acid compound base and additional nutrients and Chinese herbs that reduce inflammation. Our animal products are currently targeted at and administered to dairy cows through mixture with cow feed. We sell our animal product, which are mainly packaged in bags, with each bag containing twenty, 300 gram packets.

Our animal product’s ability to reduce inflammation makes it attractive to Chinese farmers because of the prevalence of mastitis among the dairy cows, an inflammation of the teats that slows down milk production, which is common in the global dairy industry. The Chinese Journal of Veterinary Medicine has reported that, in China, 50-80% of the cows have some form of mastitis, which is typically treated with antibiotics according to the “Handbook of Organic Food Safety and Quality” (International Standard Book Number 0849391547). Although antibiotics can clear up bacterial infections when used correctly, overuse of antibiotics can lead to drug-resistant strains of bacteria and antibiotics kill healthy gut bacteria which is vital to a healthy immune system. Our animal product can help Chinese farmers reduce costs and problems associated with the use of antibiotics to treat mastitis.

Our internal studies show that administration of our animal product to cows increases milk production and milk quality, improves cows’ immunity, reduces mastitis, decreases the need for antibiotics, and improves cows’ digestion and growth rate.

New Products

We are evaluating the prospects for introducing animal products designed for pigs, chickens and sheep.

We did not launch any new crop nutrient products in 2011, but we plan to officially introduce two new products to the market in 2012. One new product is to help the crop seeds to sprout and grow, and the other is to improve the crop roots’ ability to absorb the water and fertilizers and to enhance the crop’s resistance against drought, freeze, diseases, and stalk leaning. We are also examining market opportunities for introducing diversified crop nutrient products targeted at corn, peppers, wheat, rice, cucumbers, tomatoes, cotton, potatoes, sunflowers, grapes, tropical fruits and flowers.

Production

Raw Materials

The principal raw material used in the manufacture of fulvic acid is humic acid. Humic acid is formed by biodegradation of dead organic matter which is buried and compressed under soil, and humic acid is mostly contained in peat, lignite coal, leonardite coal, and etc..

Currently, our key raw material for humic acid is lignite coal, and the price of lignite coal is affected by factors such as market demand, quality and transportation cost. The humic acid we use comes from top grade lignite coal which is mined in Inner Mongolia and is typically sold on a per ton basis. We currently procure lignite coal from independent third party suppliers in Inner Mongolia to extract humic acid for our manufacturing needs. Prior to 2011, the key raw material for our products was humic acid which was procured from third party suppliers. Upon the completion of our Wuchuan Facility at the end of 2010, we have been able to extract humic acid and fulvic acid in-house from lignite coal and no longer rely on humic acid from intermediaries. Other raw materials used in our products include chemicals used in our extraction and blending processes as well as macro and micro nutrients.

Fluctuations in raw material purchase prices will affect our cost of sales and gross profit margin, and we may not be able to pass such increased costs on to our distributors and then to our end-customers.

Manufacturing Process

Our products are based on patented formulae that combine a fulvic acid base with other macro and micro nutrients.  Our crop nutrient product formula was designed to enhance crop yield by increasing absorption of fertilizer and micro nutrients and providing key micro nutrients and NPK in key growth stages of crops.  In addition, our engineers designed our manufacturing process to overcome technical barriers associated with the extraction of fulvic acid and the blending of our products on an industrial scale so that micro and macro nutrients in our products are water soluble and can be easily absorbed by crops after being sprayed on the leaves.  We were granted two 20 year invention patents by the State Intellectual Property Office in the PRC, effective from October 12, 2006 and October 21, 2005 respectively, that cover formulae for both crop and animal nutrient products, as well as the manufacturing processes for extraction and blending of our products.  In addition to seeking patent protection, we maintain proprietary know-how related to extraction and blending processes as trade secrets.

Packaging and Shipment

Our liquid crop product is primarily packaged in 100 milliliter bottles and 10 liter container. Our powder animal product is mainly packaged in bags, with each bag containing twenty, 300 gram packets. Each type of packaging material, along with packaging labels, are purchased from two to three separate manufacturers as these packaging materials are readily available in the market.

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

Production Facility

Our product’s core compound fulvic acid is extracted from humic acid, which is in turn derived from lignite coal.  Our production process primarily involves the extraction of fulvic acid and then blending it with macro and micro nutrients based on our patented formula. The molecular structure of fulvic acid is smaller than humic acid, which enables fulvic acid to be more easily absorbed by crop leaves.

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

Currently, we procure lignite coal from independent third party suppliers in Inner Mongolia to extract humic acid for our manufacturing needs.  In March 2010, to secure long-term supply of humic acid, we entered into an agreement to acquire a mineral resource project in Wuchuan County, Inner Mongolia.  In August 2011, Yongye Fumin, our wholly-owned subsidiary, obtained a Mineral Resource Exploration Permit for this project site in Wuchuan County, Inner Mongolia, which was issued by the Inner Mongolia Ministry of Land and Resources. Such approval granted us exclusive exploration rights for this project site for an initial period of three years beginning August 2, 2011.  We are in the process of applying for the governmental approval for the Mineral Right and are preparing for the relevant reports, including but not limited to a Geological Report and Geological Exploration Report. Upon the granting of the Mineral Right, we will be able to further vertically integrate our operations.

Currently we have a total of 46,000 tons of combined annual design production capacity at the Wuchuan Facility and the Jinshan Facility.  The major production processes for our crop and animal nutrient products are identical, and therefore production capacities for the two products to a large extent are inter-changeable.

Because of the proprietary nature of our products and manufacturing processes, we customized the core production components of our manufacturing facilities to enable capacity flexibility.  Our design capacity is calculated by us based on key assumptions, including 300 days of operation in a year and normal manufacturing conditions.  Under actual manufacturing conditions and based on the seasonality in our business, our production facilities have the flexibility to adjust actual production to levels higher than our stated, theoretical design capacities.  For instance, during the past several years, our production outputs during the peak second and third quarters have consistently exceeded the design capacity.

For the year ended December 31, 2011, our actual production output for liquid crop nutrient product was 38,809 tons and the actual output for powder animal nutrient was 965 tons.  We may continue to invest in production capacity expansion as required to respond to increasing demand for our products in the future.

Marketing and Sales Support

Our end-customers make their purchase decisions primarily based on actual demonstrations of the efficacy of our product, typically over an entire growing season.  Accordingly, our sales and marketing strategies primarily focus on local demonstration sites at which locally-grown crops are planted side-by-side with and without our liquid crop nutrient applied.  In executing our marketing strategy, Branded Retailers play a key role in setting up these demonstration sites, marketing our products and providing technical support to farmers.  Branded Retailers are typically trained by our distributors who receive regular and ongoing guidance from our sales and marketing and research and development teams.  In addition, we hold large-scale training programs in various locations annually where we invite Branded Retailers from around China to directly receive product, sales and marketing training.

In addition, our internal sales team frequently organizes presentations and seminars targeted at provincial-level and county-level distributors in order to convey our sales strategy effectively to them.  We also designed a series of incentive programs to motivate our distributors to drive performance and enhance their loyalty to our Company, including sending selected distributors to a Yongye-sponsored executive training program at Tsinghua University, one of China’s most prestigious academic institutions.

At the national level, we have been conducting a variety of marketing and branding campaigns to enhance our brand recognition among not only our end-customers but also our existing and potential distributors and Branded Retailers. We are amongst the very few companies in our industry that actively sponsor CCTV (China national TV channel) agricultural programs. We also use local TV stations, agricultural publications and newspapers to carry our advertisements. In addition, we are currently working with a national celebrity, Wang Baoqiang, as our spokesperson, to enhance our product image.

Distribution & Sales Network

We employ a multi-tiered distribution model whereby we primarily sell our products to provincial-level distributors who sell to our end-customers either directly or indirectly through county-level distributors and independently owned Branded Retailers (village-level distributors). We currently have 25 provincial-level distributors, most of which each covers a single province, while the rest of them cover either multiple provinces or a portion of one province (in the case of Hebei, Inner Mongolia and Xinjiang). We select our provincial-level distributors based on criteria including experience, reputation, network coverage and financial strength, and we usually enter into multi-year distribution contracts with them.  All of our contracts with provincial-level distributors include mutual exclusivity provisions whereby the provincial-level distributors are not allowed to distribute competing products, and we grant the distributor exclusive sales rights in the designated territory. We are careful to ensure that the sales territories of our provincial-level distributors do not overlap.

Our provincial-level distributors sell our products directly to county-level distributors, to key accounts, such as large farms, and farmers through promotional events. County-level distributors sell our products to independently owned Branded Retailers, which serve as village-level retailers of our products, large farms, and farmers through promotional events. Branded Retailers distribute our products directly to farmers in rural villages and towns. Most of them are privately owned individual agriculture stores while some have common ownership or belong to store chains. None of these Branded Retailers is owned or controlled by us. They are typically small in size and distribute a variety of agriculture-related products, including fertilizer, seeds and pesticides to farmers in the surrounding areas.

The following chart illustrates our multi-tiered distribution model:

To ensure consistent pricing and channel margins nationwide, Branded Retailers are typically granted exclusive sales rights for our products in their authorized territory at the village or town level. We also provide the Branded Retailers with our distinct signage with the “Yongye Shengmingsu” logo which typically comprises the entire exterior storefront of Branded Retailers. Branded Retailers normally display our products in prominent shelf spaces and they are responsible for providing technical support to farmers and setting up demonstration sites for our products.

As of December 31, 2011, our products were sold in 30 provinces, autonomous regions and centrally-administered municipalities across China to 25 provincial-level distributors, who then sell our products to 810 county-level distributors and 30,086 Branded Retailers.  Our multi-tiered distribution model allows us to penetrate the vast and highly fragmented rural area of China by utilizing our internal sales team to manage and leverage thousands of sales personnel at our provincial-level distributors, county-level distributors and Branded Retailers. Our internal sales team actively manages our multi-tier distribution network by participating in major distributor sales activities and providing training presentations and seminars.

 Below is a table setting forth the expansion of our Branded Retailer network.

Branded Retailer by Region	Year end 2009	Q2 End 2010	Q3 End 2010	Year end 2010	Q2 End 2011	Q3 End 2011	Q4 End 2011

Hebei/Beijing/Tianjin	1,894	2,841	3,419	3,532	3,795	3,824	3,935
Inner Mongolia	660	620	620	501	567	612	765
Shandong	1,216	2,470	2,983	3,198	3,325	3,355	3,358
Guangdong/Hainan	75	385	499	641	845	879	941
Henan	844	1,573	1,793	1,920	2,208	2,278	2,456
Heilongjiang/Jilin/Liaoning	315	1,013	1,167	1,231	2,066	2,147	2,180
Xinjiang	356	816	966	1,395	1,946	1,967	2,097
Hubei/Hunan	2,082	2,709	2,913	3,040	2,949	2,978	2,978
Gansu/Qinghai	119	628	821	887	915	920	920
Jiangsu	439	809	1,051	1,186	1,748	1,896	1,936
Shanxi	167	711	889	1,106	1,288	1,297	1,310
Anhui	417	1,087	1,122	1,222	1,390	1,420	1,420
Shaanxi	25	1,096	1,324	1,443	1,480	1,491	1,491
Sichuan/Chongqing	201	586	624	691	958	1,034	1,044
Jiangxi/Fujian	100	480	576	666	937	994	1,006
Yunnan/Guizhou	66	350	495	620	896	1,059	1,076
Zhejiang	-	85	95	138	191	238	252
Guangxi	-	96	156	184	428	469	472
Ningxia	134	345	404	427	433	441	441
Shanghai	-	-	8	8	8	8	8
Total	9,110	18,700	21,925	24,036	28,373	29,307	30,086

Customers

Since our inception, we have worked to build and maintain our sales and distribution networks. We have established good relationships with capable agricultural products distributors.

We usually sign three year contracts with distributors that we identify and choose based upon their overall business strength, credit worthiness and proven ability to develop their local markets.

Competition

While we compete with both nationwide and local manufacturers of humic or fulvic acid crop nutrients, we believe that we are a clear market leader. The Chinese agriculture industry and the retail market for agricultural goods are highly fragmented. As of the end of February 2012, there were more than 4,000 fertilizer products registered in the PRC Ministry of Agriculture’s registry. We mainly compete directly with producers of humic/fulvic acid based products, of which there were around 1,000 registered as of the end of February 2012.

In addition to humic or fulvic acid based crop nutrient products, our nutrient products also compete with other liquid fertilizers applied on crop leaves, such as amino acid-based nutrients and other liquid fertilizers containing NPK or minerals as many farmers view such liquid fertilizers as a single product category.

We believe that with our proven product efficacy, our premium brand and our nation-wide distribution network, we are well positioned to maintain our leadership position in this market.

 Research and Development

Our research and development process begins with an internal evaluation of market demand for new types of products. After we initially identify market opportunities for new products, we will, either alone or in cooperation with our research partners, conduct research activities and develop new products. Once our research and development activities are complete, we make a final judgment regarding whether and when to bring the new product to market based upon a second evaluation of market demand, an estimate of the time and expense that will be required to obtain any necessary governmental approvals, the desirability for obtaining patents or feasibility of protecting our intellectual property by other means, and the results of test marketing. The entire process normally takes anywhere from one to five years, depending on the product.

We are currently researching and market testing various customized products for crop and animals. We plan to officially introduce two new products to the market in 2012. One new product is to help crop seeds to sprout and grow, and the other is to improve crop roots’ ability to absorb water and fertilizers and to enhance the crop resistance against drought, freeze, diseases, and stalk leaning. We are also examining market opportunities for introducing crop products specifically targeted at corn, peppers, wheat, rice, cucumbers, tomatoes, cotton, potatoes, sunflowers, grapes, tropical fruits and flowers, though no assurance can be given that we will ultimately bring to market the products we are currently researching or the product we are currently market testing. As to animal products, we are market testing the products used for pig, chickens and sheep.

Intellectual Property

Our products are based on patented formulae that combine a fulvic acid base with other macro and micro nutrients.  Our formulations were designed to enhance crop yield by increasing absorption of fertilizer and micro nutrients and providing key micro nutrients and NPK in key growth stages of crops.  In addition, our engineers designed our manufacturing process to overcome technical barriers associated with the extraction of fulvic acid and the blending of our products on an industrial scale so that micro and macro nutrients in our products are water soluble and can be easily absorbed by crops after being sprayed on the leaves.  We were granted two 20-year invention patents by the State Intellectual Property Office in the PRC, effective from October 12, 2006 and October 21, 2005 respectively, that cover formulae for our liquid crop nutrient product and powder animal nutrient product, as well as the manufacturing processes for extraction and blending of our products.  In addition to seeking patent protection, we maintain proprietary know-how related to extraction and blending processes as trade secrets.

On December 6, 2008, the IMARSTB thoroughly reviewed scientific and economic data provided by us and reached the opinion that our liquid crop nutrient product effectively increases agricultural output, improves the utilization rate of fertilizer, enhances a crop’s resistance to disease. In addition, the IMARSTB concluded that large scale experimentation has proven that our product can increase overall yields of staple crops, such as wheat and rice, and vegetables by 10-20% and 15-30%, respectively, while improving product quality.

We have obtained a registered trademark for “Yongye” from the Trademark Bureau of the State Administration of Industry and Commerce of the PRC (“CTMO”), which is valid until October 2017. We have not obtained CTMO approval for the trademark “Shengmingsu” yet. Our cooperative joint venture partner, Inner Mongolia Yongye filed a trademark application for “Shengmingsu” with the CTMO in December 2007, prior to Yongye Nongfeng’s establishment. Inner Mongolia Yongye will transfer this trademark to Yongye Nongfeng upon procurement of trademark registration with the CTMO.

In addition to trademark and patent protection law in China, we rely on contractual confidentiality and non-competition provisions to protect our intellectual property rights and brand. We also take further steps to limit the number of people involved in the production process and refer to each ingredient by number rather than name when collecting and preparing them for mixture.

Employees

The table below presents the number of our employees as of the end of the periods indicated.

Category	2011	2010	2009

Administration	86	74	63
Manufacturing	302	189	207
Research & Development	43	35	29
Sales & Supporting	140	114	100
Total	571	412	399

The number of manufacturing staff from 2010 to 2011 increased by 113 primarily due to the fact that we hired more manufacturing staff for Yongye Fumin, our new operating entity, which became fully operational in 2011. We usually hire a significant number of temporary workers in the second and third quarters which are our peak seasons to help meet high levels of demand for our products. Those temporary workers were not counted in the disclosed number of our manufacturing employees in our annual reports. In addition, in 2010, in order to increase operational efficiency during our non-peak season, we restructured our manufacturing workforce and reclassified some full-time employees as temporary workers. Due to the factors discussed above, the full-time manufacturing employee count in our payroll at the end of the year 2010 actually decreased by 18 employees compared to 2009. Since we expect further business growth in the future, the number of our employees may increase accordingly.

Governmental Regulation

Our products and services are subject to regulation by central and provincial governmental agencies in the PRC, which require us to obtain licenses and certifications. We are required to renew, pass an examination or make a filing in connection with these licenses and certifications on a regular basis.

Business License

Yongye Nongfeng’s business license enables it to research, develop, process, manufacture, market and sell fulvic acid based crop and animal nutrient products. The business license is valid till January 4, 2018 and is subject to annual examination. In September 2011, Yongye Nongfeng increased its registered capital to US$123,200,000. Yongye Fumin’s business license enables it to research, develop, process, manufacture, market and sell fulvic acid based crop and animal nutrient products, and soil conditioner. The business license is valid till July 19, 2020 and is subject to annual examination.

Fertilizer Registration

All fertilizers produced in the PRC must be registered with the PRC Ministry of Agriculture or its local branches at a provincial level. No fertilizer can be manufactured without such registration. As part of the Restructuring process, Yongye Nongfeng applied for its initial fertilizer registration certificate in May 2009 and received it on June 1, 2009. On November 4, 2009, the long-term certificate with a five-year term was issued to Yongye Nongfeng.

Additive Pre-mixed Feed Certificate

With respect to manufacturing of our animal nutrient products by Yongye Nongfeng in the PRC, it is required to obtain an Additive Pre-mixed Feed Certificate. Yongye Nongfeng was granted this certificate in April 2010 by the Ministry of Agriculture, which is valid for a period of five years.

Environmental, Health and Safety Laws

We are in compliance in all material respects with the various laws, regulations, rules, specifications and permits, approvals and registrations relating to human health and safety and the environment, except where noncompliance would not have a material adverse effect on our business, financial condition and results of operations.

Legal Proceedings

On May 26, 2011 and June 3, 2011, we and three of our officers and directors were named in putative class action lawsuits filed in the US Federal District Court for the Southern District of New York alleging, among other things, that we and such officers and directors issued false and misleading information to investors about our financial and business condition. These securities class action complaints generally allege that Yongye’s business was not growing at the rate represented by the defendants and that Yongye’s financial results as reported to the Securities and Exchange Commission were inconsistent with its production capabilities. On December 12, 2011, the securities class actions were consolidated and a consolidated class action complaint was filed alleging we and our officers and directors issued false and misleading information to investors about our financial and business conditions. On March 5, 2012, the plaintiffs voluntarily dismissed this action with prejudice as to themselves as named plaintiffs.

On July 19, 2011, we and certain of our officers and directors were named in a derivative suit filed in the First Judicial District Court of the State of Nevada and Carson City alleging, among other things, that such directors and officers breached their fiduciary duties to us, misrepresented our earnings, wasted corporate assets and unjustly enriched themselves at the expense of us. The derivative complaint also alleges that Yongye, at the direction of or with the approval of its directors, failed to implement and adequate system of internal and financial controls. This lawsuit is in its early stage. We believe the claims contained in the lawsuit to be without merit and intend to defend ourselves vigorously.

Property

Our principal executive offices is located at 6th floor, Xue Yuan International Tower, No. 1 Zhichun Road, Haidian District, Beijing PRC and the telephone number is 86-10-8232-8866. The office space is approximately 1,000 square meters in area.  Our manufacturing facilities and the adjacent greenhouses and open field, which serve as a research and product demonstration sites, are in the High Tech Economic Development Zone in Hohhot, Inner Mongolia and Economic Development Zone in Wuchuan County, Inner Mongolia.

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

Executive Office

Our principal executive office is located on the 6th Floor, Suite 608, at Xue Yuan International Tower, No. 1 Zhichun Road, Haidian District, Beijing, PRC. Our telephone number at that address is 86-10-8232-8866. Our corporate website is www.yongyeintl.com.

Executive Officers of Our Company

Because the Proxy Statement for our Annual Meeting of Shareholders will not contain information with respect to all executive officers of Yongye, set forth below is the information with respect to our executive officers:

Name	Age	Position
Zishen Wu	43	Chief Executive Officer, President and Chairman
Sam (Yue) Yu	36	Chief Financial Officer
Nan Xu	35	Chief Operating Officer

Zishen Wu, Chief Executive Officer, President and Chairman

Mr. Wu is CEO and Chairman of the Board of Directors of our Company and Yongye Nongfeng. Mr. Wu began his career as an official at the State Planning Department in Inner Mongolia from 1984 to 1988. From 1989 to 2000, Mr. Wu worked at Inner Mongolia Constructional Consulting and Investment Co., Ltd., a business entity managing state-owned assets in Inner Mongolia. He also served as directors on the boards of several state-owned companies in textile, dairy and agriculture industries. In 2001, Mr. Wu founded Yongye Technology Company in Inner Mongolia, an entity that distributed consumer electronics. In 2003, Mr. Wu founded Inner Mongolia Yongye Biotechnology Co., Ltd, an entity that engages in business in agriculture industry. Mr. Wu was General Manager of Inner Mongolia Yongye Biotechnology Co., Ltd. from January 2003 to December 2007.  Mr. Wu currently is a member of executive committee for Industry and Commerce Association in Inner Mongolia. Mr. Wu has an EMBA degree from School of Management of Fudan University.

Sam Yu, Chief Financial Officer

Mr. Sam (Yue) Yu joined our Company as Chief Financial Officer on March 25, 2009.  Before joining our Company, Mr. Yu provided capital market consulting services for Chinese companies listed on NASDAQ.  Prior to that, Mr. Yu had served as Chief Operating Officer of Lionax International Investment Holding Ltd., a Chinese company listed on NYSE Euronext, from 2007 to 2008.  Mr. Yu also previously held positions with Underwriters Laboratories Inc. in Asia and its Chicago headquarters from 2002 to 2007, including General Manager, Fire and Security Sector, Asia Pacific; General Manager, Suzhou Branch; Business Development Manager; and Manager of Financial Analysis. Mr. Yu also worked at Shenzhen Development Bank. Mr. Yu was awarded a B.S. in Accounting at the University of International Business and Economics in China. He then earned an M.B.A. in General Management from the Stanford Graduate School of Business.

Xu Nan, Chief Operating Officer

Mr. Nan Xu is Chief Operating Officer of Yongye International, Inc.. Prior to joining Yongye in 2007, Mr. Nan Xu was responsible for regional sales and channel management in Liaoning province for Hanvon, a leading Chinese technology company. In 2003, Mr. Xu founded Dongfang Xinqidian, a consumer technology company. From 1999 to 2003, Mr. Wu was general manager for the Northern China region of Hi-Tech Wealth. Prior to that, he was responsible for channel management in Hebei province for LG. Mr. Xu is a recipient of the "Jin Ding Award" in 2011, the top recognition in the Chinese sales and marketing profession.

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

Risks Related to Our Business

We rely on a single product for a substantial portion of our sales and any changes in the market for this product could have a material adverse effect on our business, financial condition and results of operations.

In 2011, 2010 and 2009, sales of our liquid crop nutrient product represented 99%, 97% and 93% of our total sales, respectively. If there is any disruption in the demand for our liquid crop nutrient product, whether as a result of alternative nutrient or fertilizer products being developed, the entry of significant competitors to the marketplace or otherwise, our business, financial condition and results of operations could be materially and adversely affected.

The limited operating history and early stage development of Yongye Nongfeng, and Yongye Fumin may make it difficult to evaluate our business and future prospects.

We established our cooperative joint venture, Yongye Nongfeng, on January 4, 2008, with the intention of carrying out the business of marketing and distributing, and the ultimate goal of manufacturing of our fulvic acid based crop and animal nutrient products. In October 2009, we completed the transfer of manufacturing business of our products from Inner Mongolia Yongye (which is under the control of Mr. Zishen Wu), to Yongye Nongfeng (Mr. Wu is also the CEO of Yongye Nongfeng), including all assets related to the manufacturing, distribution and sales as well as all applicable licenses and titles (the “Restructuring”). On October 10, 2009 the cooperative joint venture contract and Yongye Nongfeng’s articles of association were revised, and the profit distribution percentage and the post-dissolution remaining asset distribution percentage of Inner Mongolia Yongye in Yongye Nongfeng increased to 5% from the previous 0.5%. On July 20, 2010, Yongye Nongfeng set up a wholly-owned subsidiary, Yongye Fumin to expand the production capacity for fulvic acid based liquid and powder nutrient compounds.

The limited operating history and the early stage of development of Yongye Nongfeng and Yongye Fumin may make it difficult to evaluate our business and future prospects. We cannot assure you that Yongye Nongfeng and Yongye Fumin will continue to maintain such profitability or that they will not incur net losses in the future. We expect that our operating expenses will increase as we pursue our growth strategies.

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

We have been expanding our operations dramatically and believe we will continue to do so. To meet the demand of our customers, we expect to expand our distribution network in terms of numbers and locations. The rapid growth of our business has resulted in, and if we continue to grow at this rate, will continue to result in, substantial demands on our management, operational and other resources. In particular, the management of our growth will require, among other things:

•	sufficient working capital and stringent cost controls;

•	increased sales and sales support activities;

•	improved administrative and operational systems;

•	continued responsibility for disclosure of material facts relating to our business;

•	strengthening of financial and management controls; and

•	hiring and training of new personnel.

As we continue this effort, we may incur substantial costs and expend substantial resources. We may not be able to manage our current or future operations effectively and efficiently or compete effectively in new markets we enter. If we are not able to manage our growth successfully, our business and prospects may be materially and adversely affected.

We do not own 100% of the equity interests in Yongye Nongfeng, which may not be as stable and effective in providing operational control as 100% ownership and we may have conflicts of interests with our joint venture partner.

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

We rely on the cooperative joint venture contract with Inner Mongolia Yongye to operate our business. If Inner Mongolia Yongye fails to perform its obligations under the cooperative joint venture contract, we may have to incur substantial costs and resources to enforce such arrangements and rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief and damages, and we cannot assure you that such remedies would be effective. Accordingly, it may be difficult for us to change our corporate structure or to bring claims against Inner Mongolia Yongye if it does not perform its obligations under the cooperative joint venture contract.

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

Mr Zishen Wu, our president and CEO, owns a controlling interest in Inner Mongolia Yongye. There could be conflicts of interests between his duties to us and his ownership interests in Inner Mongolia Yongye. We can provide no assurance that if conflicts of interests arise, these conflicts will not result in a significant loss in corporate opportunities for us or a diversion of our resources to Inner Mongolia Yongye, which may not be in our best interest.

We may experience difficulty in collecting our accounts receivables, which could have a material and adverse effect on our liquidity, financial condition and results of operations.

We derive our revenues from the sale of products through our distributors or and are subject to counterparty risks such as our distributors’ inability to pay. We offer various payment terms to our distributors. The credit period we grant and our credit policies are generally in line with market practice. Under our payment terms, we typically allow our distributors to pay the total purchase price within six months after the receipt of our products. Our peak selling seasons are normally the second quarter and the third quarter, accounting for 70%-80% of our full year sales. Payments for most of our sales made during peak seasons are generally collected in the fourth quarter and the first quarter of the following year. As of December 31, 2011 and 2010, our accounts receivable amounted to US$153.6 million and US$26.1 million, respectively.

The accounts receivable increased by US$127.5 million in 2011 as compared to 2010, representing an increase of 488.4%. This significant increase in accounts receivable is attributable to (i) our substantial sales increase by US$176.3 million from approximately US$214.1 million in 2010 to approximately US$390.4 million in 2011, which represents an increase of 82.3%; (ii) in 2011, we experienced significantly more sales in September, October and November than the corresponding months in 2010 amounting to US$45.2 million, which were usually non-peak season months in the past and which are to be collected in the first quarter and second quarter of 2012; and (iii) the significant increase of our accounts receivable turnover days from 27 days in 2010 to 90 days in 2011. The significant increase of our accounts receivable turnover days in 2011 was primarily due to the delayed payments by certain of our distributors which also conduct business in distribution of nitrogen, potash and phosphorus (“NPK”) fertilizers, in addition to our nutrient products. Since the NPK fertilizer suppliers typically have a substantially lower profit margin, the NPK fertilizer suppliers normally require distributors to pay deposit upfront at year end to guarantee the normal supply next year. In 2011, China tightened its monetary policy and it became very difficult to obtain financing from financial institutions. Thus our distributors were under greater liquidity pressure than before. In order to respond to the cash flow shortage caused by the tightened financing, such distributors took full advantage of our six month credit term to pay deposit for NPK fertilizer.

There can be no assurance that we will be able to improve our collection of accounts receivable from such distributors. The significant amount of accounts receivable and the increased accounts receivable turnover days may expose us to increasing risks associated with shortage of working capital, which may result in delay or difficulty in the delivery of our products and services and, in turn, our liquidity, financial condition and results of operations could be materially and adversely affected.

In addition, the increased accounts receivable balance and turnover days increase our exposure to bad debt. Of the US$168.9 million of our gross accounts receivable as of December 31, 2011, US$11.6 million were past due, while we did not have any accounts receivable past due as of December 31, 2010 and 2009. All of those past due accounts receivable were subsequently collected in January 2012. We do not hold any collateral over our accounts receivable. Accounts receivable represents those receivables derived in the ordinary course of business. Accounts receivable is reported net of an allowance for doubtful accounts. We establish an allowance for doubtful accounts based on estimates of market condition and distributors’ financial status, aging analyses of accounts receivable balances, historical experience and other factors surrounding the credit risk of specific distributors. Past due balances of accounts receivable are reviewed individually for collectability. We recorded an allowance for doubtful receivables in the amount US$15.2 million as of December 31, 2011. Although we are taking measures, such as increasing collection efforts and closely monitoring distributor credit status to minimize the bad debt risk, we cannot assure you that such measures will be effective and the significant increase in bad debt may result in losses that could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, the payment ability of our distributors, in turn, directly affects our revenue recognition. One of the criteria to recognize revenues is that the collectability of outstanding accounts receivable is reasonably assured. As such, deteriorating payment ability of our distributors will result in delay revenue recognition, until collectability can be reasonably assured which is generally upon cash receipt and, thus, have a material and adverse effect on our financial condition and results of operations.

One or more of our distributors and retailers could engage in activities that are harmful to our brand and to our business.

Due to our reliance on a distribution network that is comprised of provincial-level distributors, country-level distributors and Branded Retailers to sell our products, we are susceptible to our distributors and Branded Retailers engaging in activities that are harmful to our brand and business. If our distributors or Branded Retailers do not implement our branding strategy properly, including failure to use appropriate signage at Branded Retailers, our brand name may be damaged. In addition, if our distributors or Branded Retailers sell our products under another brand, purchasers will not be aware of our brand name. Moreover, our ability to provide appropriate customer service to these purchasers will be negatively affected, and we may be unable to develop our local knowledge of the needs of these customers. Furthermore, if any of our distributors or Branded Retailers sell inferior products produced by other companies under our brand name, our brand and reputation could be harmed, which could make marketing of our products more difficult.

If we are not able to obtain the requisite government approval to complete the mineral resources project or if the project renders fewer resources than expected, our vertical integration strategy could fail.

In 2010, we entered into an agreement with Wuchuan Shuntong to acquire the permit for the rights to explore, develop and produce mineral resources in a certain area of Wuchuan County. The cash consideration of the permit was approximately RMB240 million or US$35 million. The permit allows us to complete all necessary administrative procedures and obtain government approvals to acquire the permit for the rights to explore, develop and produce humic acid bearing resources (“Mineral Rights”). We believe that the Mineral Rights will allow us to secure a long term supply of humic acid, which is a major raw material used in the manufacture of our products. In August 2011, Yongye Fumin, our wholly-owned subsidiary, obtained a Mineral Resource Exploration Permit for this project site in Wuchuan County, Inner Mongolia, which was issued by the Inner Mongolia Ministry of Land and Resources. Such approval granted us exclusive exploration rights for this project site for an initial period of three years beginning August 2, 2011.  We are in the process of applying for the governmental approval for the Mineral Rights to develop and produce the mineral resources and are preparing for the relevant reports, including but not limited to a Geological Report and Geological Exploration Report. However, we cannot assure you that we can obtain the Mineral Rights to develop and produce the mineral resources in a timely manner, if at all. Furthermore, the nature and amount of the mineral resources in the Wuchuan project may not be the same as analyzed in the third-party preliminary reports obtained by us in 2009, and our supply of humic acid will be dependent upon market availability. If we are unable to obtain adequate quantities of raw materials at economically viable prices which meet our specifications, our financial condition and results of operation could be adversely affected.

If we cannot renew our fertilizer registration certificate, we will be unable to sell our products which will cause our sales revenues to significantly decrease.

All fertilizers produced in the PRC must be registered with the PRC Ministry of Agriculture or its local branches at a provincial level. No fertilizer can be manufactured without such registration. As part of the Restructuring process, Yongye Nongfeng applied for its initial fertilizer registration certificate in May 2009 and received it on June 1, 2009. On November 4, 2009, the long-term certificate with a five-year term was issued to Yongye Nongfeng.

However, there is no guarantee that the PRC Ministry of Agriculture will further renew our fertilizer registration certificate. If we cannot obtain the necessary renewal, we will not be able to manufacture and sell our fertilizer products in China, which will cause the termination of our commercial operations.

Our patent protected formulae, fulvic acid extraction and blending processes may become obsolete which could materially and adversely affect the competitiveness of our  products.

The production of our crop and animal nutrient products is based on our patented crop and animal product mixture processes and nutrient formulae. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging fulvic acid products and by developing and introducing new products and enhancements to our existing products on a timely basis that keep pace with evolving industry standards and changing customer requirements. If our patented crop and animal nutrient product mixture processes and formulae become obsolete as our competitors develop better products, our future business and financial results could be adversely affected. In addition, although we entered into confidentiality agreements with our key employees, we cannot assure you if there would not be any breach of such agreement in which case our rights over such patented formulae would be adversely affected.

We may not possess all the licenses required to operate our business, or may fail to maintain the licenses we currently hold. This could subject us to fines and other penalties, which could have a material adverse effect on our results of operations.

In addition to a fertilizer registration certificate, we are required to hold a variety of other permits, licenses and certificates to conduct our business in China, including relevant construction and environmental permits and certificates in connection with the commencement of operations at Yongye Fumin. We may not possess or receive all the permits, licenses and certificates required for our business or for which application has been made. In addition, there may be circumstances under which the approvals, permits, licenses or certificates granted by the governmental agencies are subject to change without substantial advance notice, and it is possible that we could fail to obtain the approvals, permits, licenses or certificates that are required to expand our business as we intend. If we fail to obtain or to maintain such permits, licenses or certificates or renewals are granted with onerous conditions, we could be subject to fines and other penalties and be limited in the number or the quality of the products that we would be able to offer. As a result, our business, result of operations and financial condition could be materially and adversely affected.

Zishen Wu, our chairman, chief executive officer and president, has played an important role in the growth and development of our business since its inception, and a loss of his services in the future could severely disrupt our business and negatively affect investor confidence in us, which may also cause the market price of our common stock to go down.

To date, we have relied heavily on Mr. Wu’s expertise in, and familiarity with, our business operations, his relationships within the industries in which we operate, his reputation and experience. In addition, Mr. Wu has been primarily responsible for formulating our overall business strategies and spearheading the growth of our operations. If Mr. Wu were unable or unwilling to continue in his present positions, we may not be able to easily replace him and may incur additional expenses to identify and train his successor. In addition, if Mr. Wu were to join a competitor or form a competing business, it could severely disrupt our business and negatively affect our financial condition and results of operations. Although Mr. Wu is subject to certain noncompetition restrictions during and after termination of his employment with us, we cannot assure you that such non-competition restrictions will be effective or enforceable under PRC law. Moreover, even if the departure of Mr. Wu from our Company would not have any actual impact on our operations and the growth of our business, it could create the perception among investors or the marketplace that his departure could severely damage our business and operations and could negatively affect investor confidence in us, which may cause the market price of our common stock to go down. In the event Mr. Wu ceases to be our chief executive officer or ceases to be engaged or to perform his duties on a full-time basis prior to December 31, 2014 (unless as a result of his death, disability or incapacity or events beyond our control or is approved by the holders of a majority of the shares of the convertible preferred stock then outstanding), the holders of our convertible preferred stock will be able to redeem all or a portion of the outstanding shares of convertible preferred stock at a redemption price equal to the original purchase price thereof, plus a premium designed to generate a 30% internal rate of return to such holders. We do not maintain key man insurance for Mr. Wu.

We depend heavily on our skilled personnel, and any loss of such personnel or the failure to continue to attract such personnel in the future could harm our business.

Our business is specialized and requires the employment of personnel with significant scientific and operational experience in the industry. Accordingly, we must attract, recruit and retain a workforce of technically and scientifically competent employees. Due to the intense market competition for highly skilled workers and experienced senior management, we have faced difficulties locating personnel that have the necessary scientific, technical and operational skills and experience with the fertilizer industry. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of qualified management and our key personnel. These individuals are difficult to find in the PRC and we may not be able to retain such skilled employees and replace them within a reasonable period of time, or at all. Our business may be severely disrupted, our financial condition and results of operations may be materially and adversely affected, and we may incur additional expenses in recruiting and training additional personnel. Although our employees and senior management members are subject to certain non-competition restrictions during and after termination of their employment, we cannot assure you that such non-competition restrictions will be effective or enforceable under PRC law. If any of our key personnel joins a competitor or forms a competing business, our business may be severely disrupted. We have no key man insurance with respect to our key personnel that would provide insurance coverage payable to us for loss of their employment due to death or other reasons.

The markets in which we operate are highly competitive and fragmented and we may not be able to maintain market share.

We operate in highly competitive markets and compete with numerous local PRC humic or fulvic acid crop nutrient manufacturers, as well as other foliar-applied liquid fertilizer manufacturers and we expect competition to persist and intensify in the future. Our competitors are mainly local fertilizer companies who may have better access in certain local markets, stronger ability to customize products to a particular region or locality and more established local distribution channels within a specific region. In the future, we may also compete with large PRC state-owned enterprise national competitors, and they may have competitive advantages over us in certain areas such as access to capital, technology, product quality, economies of scale and brand recognition and may also be better positioned than us to develop superior product features and technological innovations and to exploit and adapt to market trends. Additionally, we may not be able to conduct in-depth research and analysis on our current or new markets due to the lack of enough public or third-party sources of information on our industry and competitors. Therefore, we may not have a clear estimate of the current number of our direct competitors or such competitors' revenues or market share.

In addition, China’s entry into the World Trade Organization may lead to increased foreign competition for us. If our international competitors are localized and establish their market recognition in China, we may face additional competition. If we are not successful in our marketing and advertising efforts to increase awareness of our brands, our revenues could decline, which could have a material adverse effect on our business, financial condition, results of operations and share price. We cannot assure you that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

MSPEA Agriculture Holding Limited (“MSPEA”) has significant influence over our affairs.

MSPEA currently owns 100% of the outstanding convertible preferred stock and approximately 10.3% of our common stock on an as converted basis. In addition, pursuant to certain rights granted to it under the Certificate of Designation, so long as MSPEA and its affiliates continue to own 25% of the convertible preferred stock initially issued to it, the holders of at least a majority of the shares of the convertible preferred stock have the right to designate one of the directors on our board of directors and have the ability to veto certain of our corporate actions or material transactions under some circumstances. As a result, MSPEA has significant influence over our business.

If we do not meet performance targets specified in the securities purchase agreement with MSPEA or if we issue equity securities at a price per share less than the then-applicable conversion price, the conversion price of the convertible preferred stock would decrease.

Pursuant to the terms of the convertible preferred stock, if our net income for the period from fiscal year 2011 (inclusive) to the latest fiscal year with respect to which audited consolidated financial statements are available is below the net income targets of US$84 million for fiscal year 2011, US$210 million for the cumulative period of fiscal year 2011 through fiscal year 2012, US$399 million for the cumulative period of fiscal year 2011 through fiscal year 2013 and US$682.5 million for the cumulative period of fiscal year 2011 through fiscal year 2014 (the “Income Targets,” which Income Targets may be adjusted upwards in the event we issue any equity securities in the future without the prior written approval of the holders of the convertible preferred stock), the conversion price for the convertible preferred stock will decrease and the holders of our common stock could suffer significant dilution in the event of a conversion of any shares of convertible preferred stock. In addition, if we have not achieved any such Income Target and have engaged in certain additional issuances of our equity securities that are not approved in writing by holders of a majority of the convertible preferred stock then outstanding (subject to certain exceptions) but for which no adjustment was made to the Income Targets, Full Alliance has agreed to transfer to MSPEA or its affiliates for total consideration of US$1.00 an amount of shares of our common stock held by Full Alliance that MSPEA would otherwise receive upon conversion of the purchased shares, had the Income Target been so increased. As a result, MSPEA could acquire up to an additional 5,600,000 shares of our common stock currently held by Full Alliance, which shares have been pledged by Full Alliance to support the foregoing obligation. Additionally, as a result of a “full ratchet” anti-dilution provision in favor of holders of our convertible preferred stock, any future issuances of equity securities at a price per share less than the then-applicable conversion price that are not approved by a majority of such holders (subject to certain exceptions) will result in the conversion price being adjusted to the price at which such equity securities are issued.

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

In addition, the holders of the convertible preferred stock have the right to require us to redeem all or a portion of their convertible preferred stock if (i) the quotient of the aggregate amount of the earnings per share of any six (6) rolling consecutive quarters commencing from the first quarter of the fiscal year 2010 onwards divided by the aggregate amount of the earnings per share of the corresponding six (6) quarter period one year preceding thereto is less than one hundred and twenty percent (120%), and (ii) the actual net income of any fiscal year from 2011 to 2014 (both inclusive) is lower than US$75 million in fiscal year 2011, US$101 million in fiscal year 2012, US$121 million in fiscal year 2013 and US$145 million in fiscal year 2014, in each case at a redemption price equal to the original purchase price, plus a premium designed to generate a 20% internal rate of return to the holders thereof. The foregoing earnings targets are subject to adjustment in certain circumstances including if we have engaged in certain additional issuances of our equity securities that are not approved in writing by holders of a majority of the convertible preferred stock then outstanding (subject to certain exceptions).

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

Our capital requirements may be accelerated as a result of many factors, including the growth and timing of our business development activities, budget shortfalls, unanticipated expenses or capital expenditures, future product opportunities, future licensing opportunities and future business combinations. Consequently, we may need to seek additional debt or equity financing, which may not be available on favorable terms, or at all, and which may be dilutive to our stockholders.

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

To date, we have received two patents for our crop and animal products with the State Intellectual Property Office of the PRC. We have obtained a registered trademark for “Yongye” from the Trademark Office of the State Administration of Industry and Commerce of the PRC (“CTMO”). We have not obtained CTMO approval for the trademark “Shengmingsu” yet. Our cooperative joint venture partner, Inner Mongolia Yongye filed a trademark application for “Shengmingsu” with the CTMO in December 2007, prior to Yongye Nongfeng’s establishment. Inner Mongolia Yongye will transfer this trademark to Yongye Nongfeng upon procurement of trademark registration with the CTMO. In addition, we rely on trade secret protection for our proprietary process of extracting fulvic acid from humic acid and creating the base fulvic acid compound used in both our crop (liquid form) and animal nutrient (powder form) products. However, we cannot predict the degree and range of protection patents, trademarks and trade secrets will afford us against competitors. Third parties may find ways to invalidate or otherwise circumvent our patents, proprietary technology and trademark. Third parties may attempt to obtain patents claiming aspects similar to our patent and trademark applications. If we need to initiate litigation or administrative proceedings to protect our rights, such actions may be costly and may divert management attention as well as expend other resources which could otherwise have been devoted to our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, historically, implementation of PRC intellectual property-related laws has been lacking, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries, which increases the risk that we may not be able to adequately protect our intellectual property rights.

If we infringe upon the rights of third parties, we could be subject to disputes or lawsuits and we could be prevented from selling products, forced to pay damages and compelled to defend against litigation.

If our products, formulae, methods, processes and other technologies infringe upon proprietary rights of other parties, we could be subject to disputes and lawsuits and could incur substantial costs, and may have to obtain licenses (which may not be available on commercially reasonable terms, if at all), redesign our products or processes, stop using the subject matter claimed in the asserted patents, pay damages, or defend litigation or administrative proceedings, which may be costly whether we win or lose. All of the above could result in a substantial diversion of valuable management resources.

We have taken reasonable steps, including comprehensive internal and external prior intellectual property right searches, to ensure we have freedom to operate and that our development and commercialization efforts can be carried out as planned without infringing others’ proprietary rights. However, we cannot guarantee that we will infringe upon no third-party intellectual property right, and we may be subject to a third-party infringement claim. Resolving such issues has traditionally resulted, and could in our case result, in lengthy and costly legal proceedings, the outcome of which cannot be predicted accurately.

A severe or prolonged downturn in the global economy could materially and adversely affect our business and results of operations.

The global market and economic conditions during the years 2008 through 2011 were unprecedented and challenging, with recessions occurring in most major economies. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, and the availability and cost of credit have contributed to increased market volatility and diminished expectations for economic growth around the world. The difficult economic outlook has negatively affected businesses and consumer confidence and contributed to volatility of unprecedented levels.

The PRC economy also faces challenges. The PRC government has implemented various measures recently to curb inflation. If economic growth slows or an economic downturn occurs, our business and results of operations may be materially and adversely affected.

We currently rely upon third-party suppliers for raw materials.

We currently are dependent upon third parties for our supply of lignite coal, chemical components and other raw materials. Should any of our suppliers terminate their supply relationships with us, or if our suppliers have inadequate amounts of lignite coal or any such other raw materials to meet our needs, we may be unable to procure sufficient amounts of lignite coal or any such other raw materials on acceptable terms in a timely manner that meet our specifications or that meet the demands of our customers and our profitability may be limited. In addition, these suppliers may not perform their obligations, and it may not be possible to specifically enforce the relationships we have formed with such suppliers. If we are unable to obtain adequate quantities of lignite coal or any such other raw materials at economically viable prices which meet our specifications, our financial condition and results of operations could be adversely affected.

Any significant fluctuation in our production costs may have a material adverse effect on our operating results.

The prices for the raw materials and other inputs to manufacture our products are subject to market factors largely beyond our control, including the price of lignite coal, chemical components, our energy costs and freight costs. The costs for these inputs may fluctuate significantly based upon changes in the economy and markets. We may not be able to pass any increase of such costs through to our customers and we could incur significant losses.

Disruptions in the supply of raw materials used in our products could cause us to be unable to meet customer demand, which could result in the loss of customers and sales.

Currently, the lignite coal is the primary raw material that we use to manufacture our products. If there are any business interruptions at our key suppliers and we are unable to locate alternative supply in a timely manner, we may not be able to meet customer demand, which could result in the loss of customers and sales.

We may be subject to more stringent governmental regulation on our products.

The manufacture and sale of our products in the PRC is regulated by the PRC and the provincial government. The legal and regulatory regime governing our industry is evolving, and we may become subject to different, including more stringent, requirements than those currently applicable to us. While we believe a more stringent standard will have a bigger impact on those manufacturers with poor quality products, we cannot assure you any regulatory change will not adversely affect our business.

We have limited insurance coverage and may incur losses due to business interruptions resulting from natural and man-made disasters, and our insurance may not be adequate to cover liabilities resulting from accidents or injuries that may occur.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited commercial insurance products. While we carry property insurance on our office building, production facility, raw materials and inventories in our Hohhot facilities, and carry auto insurance on our vehicles and maintain workers compensation insurance for our full-time workers, we do not carry any product liability insurance. We believe that current facilities are adequate for our current and immediately foreseeable operating needs. We have determined that balancing the risks of disruption or liability from our business, the cost of insuring for these risks on the one hand, and the difficulties associated with acquiring such insurance on commercially reasonable terms on the other hand, it is not economically practical for us to have such insurance.

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

All of our crop and animal nutrient products are currently manufactured in our production facility in Inner Mongolia, China. Our operations could be interrupted by fire, drought, flood, earthquake and other events beyond our control. In addition, in recent months there has been increasing social unrest in Inner Mongolia. This social unrest has led to protests, demonstrations and violence. Any disruption of the operations in our production facility, due to either environmental causes, social unrest or other events beyond our control, would have a significant negative impact on our ability to manufacture and deliver products. We could be unable to outsource our production on terms favorable to us, if at all. Failure to replace any lost production capability would cause a potential diminution in sales, the cancellation of orders, loss of valuable employees, damage to our reputation and potential lawsuits.

The crop and animal nutrient products that we manufacture pose safety risks and could expose us to product liability claims.

Defects in, or unknown harmful effects caused by, organic and inorganic chemicals and elements in our products could subject us to potential product liability claims that our products cause some harm to the human body or the crop and animals. Although we have adopted safety measures, which we believe meet industry standards, in our research, development and manufacturing processes, accidents may still occur. We do not carry any product liability insurance and any accident, either at the manufacturing phase or during the use of our products, may subject us to significant liabilities. Negative publicity about the safety of our products, whether justified or not, could damage our reputation, involve us in litigation, and damage our brand name and our business. As of the date of this report, no product liability claim has ever been brought against us. However, if we are involved in litigation in the future, our business, financial conditions and results of operations could be materially and adversely affected.

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

Because we may rely on dividends and other distributions on equity paid by our current and future Chinese subsidiaries for our cash requirements, restrictions under Chinese law on their ability to make such payments could materially and adversely affect our ability to grow, make investments or acquisitions, pay dividends to our investors, and otherwise fund and conduct our businesses.

We have adopted a holding company structure, and we rely on dividends and other distributions on equity paid by our current and future PRC subsidiaries for their cash requirements, including the funds necessary to service any debt we may incur or financing we may need for operations other than through our PRC subsidiaries. PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC GAAP. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their after-tax profits determined in accordance with PRC GAAP to statutory reserves until such reserves reach 50% of the company’s registered capital. Allocations to these statutory reserves and funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitation on the ability of our current or future PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

While the Chinese economy has grown significantly in the past two decades, the growth has been uneven geographically, among various sectors of the economy and during different periods. We cannot assure you that the Chinese economy will continue to grow or at the pace that has prevailed in recent years, or that if there is growth, such growth will be steady and uniform. Any measures taken by the PRC government, even if they benefit the overall Chinese economy in the long-term, may have a negative effect on us. For example, our financial condition and results of operations may be materially and adversely affected by government control over capital investments. Although the Chinese economy has been transitioning from a planned economy to a more market-oriented economy, a substantial portion of the productive assets in China is still owned by the PRC government. The continued control of these assets and other aspects of the national economy by the PRC government could materially and adversely affect our business. The PRC government also exercises significant control over Chinese economic growth through allocating resources, controlling payment of foreign currency denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of investments and expenditures in China, which in turn could lead to a reduction in consumer demand for our products and consequently have a material adverse effect on our business and financial condition.

The PRC legal system embodies uncertainties that could limit the legal protections available to us.

Unlike common law systems, the PRC legal system is based on written statutes and decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiary is subject to laws and regulations applicable to foreign investment in China. Yongye Nongfeng is subject to laws and regulations governing the formation and conduct of domestic PRC companies. Relevant PRC laws, regulations and legal requirements may change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings. Such uncertainties, including the inability to enforce our contracts and intellectual property rights, could materially and adversely affect our business and operations. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with respect to the fertilizer and feed sector, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us.

Currency fluctuations may adversely affect our business.

Our reporting currency is the U.S. dollar and our operating subsidiaries in China use RMB as their functional currency. Substantially all of our revenue and expenses are in Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. From 1994 to 2005, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the PRC Government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 31% appreciation of the Renminbi against the U.S. dollar between July 21, 2005 and December 31, 2011.

It is possible that the PRC Government could adopt a more flexible currency policy, which could result in more significant fluctuations of the Renminbi against the U.S. dollar. We can offer no assurance that the Renminbi will be stable against the U.S. dollar or any other foreign currency.

To the extent the U.S. dollar strengthens against the Renminbi, the translation of foreign currency denominated transactions will result in reduced revenue, operating expenses and net income for our PRC operations. Similarly, to the extent the U.S. dollar weakens against the Renminbi, the translation of the foreign currency denominated transactions will result in increased revenue, operating expenses and net income for our PRC operations. We are also exposed to foreign exchange rate fluctuations as we translate the financial statements of Yongye Nongfeng and Yongye Fumin into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the translation of our foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we may have certain monetary assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities result in foreign exchange gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

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

The Renminbi is not currently a freely convertible currency, and the restrictions on currency exchanges may limit our ability to use revenues generated in Renminbi to fund our business activities outside the PRC or to make dividends or other payments in U.S. dollars. The PRC government strictly regulates conversion of Renminbi into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts. In the PRC, the State Administration for Foreign Exchange, or the SAFE, regulates the conversion of the Renminbi into foreign currencies. Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates”. Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.

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

In addition, SAFE has, from time to time, issued updated internal implementing rules, or Implementing Rules, in relation to Notice 75. New Implementing Rules became effective on July I, 2011. Such Implementing Rules provide more detailed provisions and requirements regarding the overseas investment foreign exchange registration procedures. However, even with the promulgation of the new Implementing Rules there still exist uncertainties regarding the SAFE registration for PRC residents’ interests in overseas companies.

On December 25, 2006, the People’s Bank of China promulgated the Administrative Measures for Individual Foreign Exchange. On January 5, 2007, SAFE issued the Implementation Rules of the Administrative Measures for Individual Foreign Exchange, or the Individual Foreign Exchange Rules, which, among other things, specify approval requirements for a PRC citizen’s participation in the employee stock ownership plans or stock option plans of an overseas publicly-listed company. In February 2012, SAFE promulgated the Notice on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly-Listed Company, or the Stock Option Rules, which replaced and substituted the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Ownership Plan or Stock Option Plan of Overseas Publicly-Listed Company issued by SAFE in March 2007. According to the Stock Option Rules, if a PRC resident participates in any stock incentive plan of an overseas publicly-listed company, a qualified PRC domestic agent must, among other things, file on behalf of such participant an application with SAFE to conduct the SAFE registration with respect to such stock incentive plan and obtain approval for an annual allowance with respect to the purchase of foreign exchange in connection with the exercise or sale of stock options or stock such participant holds. Such participating PRC resident’s foreign exchange income received from the sale of stock and dividends distributed by the overseas publicly-listed company must be fully remitted into a specific domestic foreign currency account opened and managed by such PRC agent first, before distribution to such participants. We are an offshore listed company and, as a result, any Chinese employee, or foreign employee who resides in PRC more than one year consecutively, of Yongye Nongfeng or Yongye Fumin, including without limitation, directors, supervisors and other senior management staffs of Yongye Nongfeng or Yongye Fumin, who have been granted share options or shares under our 2010 Omnibus Securities and Incentive Plan are subject to the Stock Option Rules. If Yongye Nongfeng, Yongye Fumin or their qualified employees fail to comply with these regulations, they may be subject to fines or other legal sanctions imposed by SAFE or other Chinese government authorities.

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

Notwithstanding those provisions, we are advised by our PRC counsel, Han Kun Law Offices, that CSRC approval is not required in the context of our listing because (i) we are not a special purpose vehicle formed or controlled by PRC companies or PRC individuals, (ii) we are owned or substantively controlled by foreigners, and (iii) establishment of Yongye Nongfeng is not subject to the New M&A rules because its establishment is through incorporation of a cooperative joint venture with Inner Mongolia Yongye, rather than through merger or acquisition. However, we cannot assure that the relevant PRC government agencies, including the CSRC, would reach the same conclusion, and we still cannot rule out the possibility that CSRC may deem our listing structure circumvents the New M&A rules, Related Clarifications and PRC Securities Law.

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

We believe that we have obtained all permits and approvals and filed all registrations required for the conduct of our business, except where the failure to obtain any permit or approval or file any registration would not have a material adverse effect on our business, financial condition and results of operations. We believe that we are in compliance in all material respects with the numerous laws, regulations, rules, specifications and permits, approvals and registrations relating to human health and safety and the environment except where noncompliance would not have a material adverse effect on our business, financial condition and results of operations.

The PRC governmental authorities have not revealed any material environmental liability that would have a material adverse effect on us. We have not been notified by any governmental authority of any continuing noncompliance, liability or other claim in connection with any of our properties or business operations, nor are we aware of any other material environmental condition with respect to any of our properties or arising out of our business operations at any other location. However, in connection with the ownership and operation of our properties (including locations to which we may have sent waste in the past) and the conduct of our business, we potentially may be liable for damages or cleanup, investigation or remediation costs. In addition, in connection with environmental certification applications we have filed regarding our existing operations, the PRC governmental authorities could impose significant additional obligations prior to approving such applications, or could determine not to approve such applications. Any such additional obligation, or the denial of such applications could have a material adverse effect on our business, financial conditions and results of operations.

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

Currently, we do not and do not intend to carry insurance to protect revenue which could be lost caused by any of the above factors.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has been unaccustomed to and lacking in management and financial reporting concepts and practices as in the United States and other developed countries, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that as used in United States and other developed countries. We may have difficulty in establishing adequate management, legal and financial controls in the PRC.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of swine flu, avian flu, severe acute respiratory syndrome, or SARS, or other epidemics or outbreaks. From 2005 to 2009, there have been reports on the occurrences of avian flu and swine flu in various parts of China and elsewhere in Asia, including a few confirmed human cases and deaths. Any prolonged recurrence of swine flu, avian flu, SARS or other adverse public health developments in China may have a material adverse effect on our business operations. Our operations may be impacted by a number of health-related factors, including, among other things, quarantines or closures of our factories and the facilities of our supplier and customers which could severely disrupt our operations. Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our business and results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of swine flu, avian flu, SARS or any other epidemics.

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

During the past ten years, the rate of inflation in China has been fluctuating quite significantly. The Chinese government, from time to time, has adopted various corrective measures designed to restrict the availability of credit, regulate growth and contain inflation. In order to control inflation, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of these and other similar policies can impede economic growth and thereby harm the market for our products and our business.

Because our assets and operations are located in PRC, you may have difficulty enforcing civil liabilities against us under the securities and other laws of the United States or any state.

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

We may not receive the preferential tax treatment we previously enjoyed under PRC laws, and our global income and dividends paid to us from our operations in China may become subject to income tax under PRC law.

The rate of income tax on companies in China may vary depending on the availability of preferential tax treatment or subsidies based on their industry or location. The PRC government promulgated on March 16, 2007 the new Enterprise Income Tax Law, (“EIT Law”), and it’s implementing rules, which became effective January 1, 2008. Pursuant to the new law, the enterprise income tax of 25% shall be applied to any enterprise. However, Yongye Nongfeng received a High-Tech Enterprise Certificate which entitles it to a preferential tax rate of 15% for three years starting from January 1, 2010. There is no assurance we can renew our High-Tech Enterprise Certificate after it expires or if any new law may change the preferential treatment granted to us. Any loss or substantial reduction of the tax benefits enjoyed by us would reduce our net profit and have a material adverse effect on our financial condition and results of operations.

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

In addition, under the new EIT law and its implementing rules, dividends paid by a foreign invested enterprise in the PRC to its foreign investor who is a non-resident enterprise will be subject to a 10% PRC withholding income tax (5% for a qualified Hong Kong beneficial owner), unless such tax is eliminated or reduced under an applicable tax treaty. Asia Standard Oil Limited (“ASO”), the 95% shareholder of Yongye Nongfeng, is incorporated in Hong Kong. Therefore, if ASO is considered a non-resident enterprise for purposes of the new EIT law, this new withholding income tax imposed on dividends paid to us by Yongye Nongfeng would reduce our net income in the event we decide to declare a dividend, which may have an adverse effect on our operating results.

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

Under the EIT Law and its implementing rules, a withholding income tax at the rate of 10% is applicable to dividends paid by us to our investors that are non-resident enterprises so long as (i) any such non-resident enterprise investor does not have an establishment or place of business in China, or (ii) despite the existence of an establishment or place of business in China, the relevant income is not effectively connected with such an establishment or place of business in China and (iii) such dividends are derived from sources within PRC. Similarly, any gain realized on the transfer of our shares by such investors is also subject to a 10% income tax if such gain is regarded as income derived from sources within China and we are considered a resident enterprise domiciled in China for tax purposes. If we are required under the EIT Law to withhold PRC income tax on our dividends paid to our foreign shareholders or investors who are non-resident enterprises, or if you are required to pay PRC income tax on the transfer of our shares under the circumstances mentioned above, the value of your investment in our shares may be materially and adversely affected.

In January 2009, the State Administration of Taxation promulgated the Provisional Measures for the Administration of Withholding of Enterprise Income Tax for Non-resident Enterprises (“Measures”). Entities which have the direct obligation to make the following types of payments to a non-resident enterprise will be the relevant tax withholders for such a non-resident enterprise: income from equity investment (including dividends and other return on investment), interest, rent, royalties, and income from assignment of property as well as other income subject to enterprise income taxes received by non-resident enterprises in China. Further, the Measures provide that in the case of an equity transfer of a PRC company’s equity interest between two non-resident enterprises outside of the PRC, the non-resident enterprise which receives the equity transfer payment shall file a tax declaration with the PRC tax authority located at the place of the PRC company whose equity has been transferred, and the PRC company whose equity has been transferred shall assist the tax authorities to collect taxes from the relevant non-resident enterprise.

Moreover, the State Administration of Taxation released Circular Guoshuihan No. 698 (“Circular 698”) on December 10, 2009 that reinforces the taxation of certain equity transfers by non-resident investors through overseas holding vehicles. Circular 698 is retroactively effective from January 1, 2008. Circular 698 addresses indirect equity transfers as well as other issues. According to Circular 698, where a non-resident investor that indirectly holds an equity interest in a PRC resident enterprise through a non-PRC offshore holding company indirectly transfers an equity interest in the PRC resident enterprise by selling an equity interest in the offshore holding company, and the latter is located in a country or jurisdiction where the actual tax burden is less than 12.5% or where the offshore income of its residents is not taxable, the non-resident investor is required to provide the PRC tax authority in charge of that PRC resident enterprise with certain relevant information within 30 days of the execution of the equity transfer agreement. The tax authorities in charge will evaluate the offshore transaction for tax purposes. In the event that the tax authorities determine that such transfer is abusing forms of business organization and a reasonable commercial purpose for the offshore holding company other than the avoidance of PRC income tax liability is lacking, the PRC tax authorities will have the power to re-assess the nature of the equity transfer under the doctrine of substance over form. If challenge of a transfer from the State Administration of Taxation is successful, it may deny the existence of the offshore holding company that is used for tax planning purposes and subject the non-resident investor to PRC tax on the capital gain from such transfer. Since Circular 698 has a short history, there is uncertainty as to its application. We may become at risk of being taxed under Circular 698 and may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on its financial condition and results of operations. If the PRC tax authority determines that Circular 698 applies to us (or a non-resident investor), we (or a non-resident investor) will be obligated to make a tax return filing with the relevant PRC tax authority in accordance with PRC tax laws and regulations.

PRC regulation of direct investment and loans by offshore holding companies to PRC entities may delay or limit our ability to use the proceeds of any offering of securities to make additional capital contributions or loans to our PRC operating business.

Any capital contributions or loans that we, as an offshore company, make to our PRC operating business are subject to PRC regulations. For example, any of our loans to our PRC operating business cannot exceed the difference between the total amount of investment our PRC operating business are approved to make under relevant PRC laws and their respective registered capital, and must be registered with the local branch of SAFE as a procedural matter. In addition, our capital contributions to Yongye Nongfeng must be approved by MOFCOM or its local counterpart and registered with the SAIC or its local counterpart. We cannot assure you that we will be able to obtain these approvals on a timely basis, or at all. If we fail to obtain such approvals, our ability to make equity contributions or provide loans to our PRC operating business or to fund its operations may be negatively affected, which could adversely affect its liquidity and its ability to fund its working capital and expansion projects and meet its obligations and commitments. Furthermore, SAFE promulgated a circular in August 2008 with respect to the administration of conversion of foreign exchange capital contribution of foreign invested enterprises into RMB. Pursuant to that circular, RMB converted from foreign exchange capital contribution can only be used for the activities within the approved business scope of such foreign invested enterprise and cannot be used for domestic equity investment unless otherwise allowed by PRC laws or regulations. As a result, we may not be able to convert Yongye Nongfeng’s newly increased capital contribution into RMB for equity investment in China.

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

Under the Labor Contract Law, employers can only impose a post-termination non-competition provision on employees for a maximum period of two years. If an employer intends to maintain the enforceability of a post-termination non-competition provision, the employer has to pay the employee compensation on a monthly basis post-termination of the employment. Under the Labor Contract Law, a “mass layoff” is defined as termination of more than 20 employees or more than 10% of the workforce. The Labor Contract Law expands the circumstances under which a mass layoff can be conducted, such as when a company undertakes a restructuring pursuant to the PRC Enterprise Bankruptcy Law, suffers serious difficulties in business operations, changes its line of business, performs significant technology improvements, changes operating methods, or where there has been a material change in the objective economic circumstances relied upon by the parties at the time of the conclusion of the employment contract, thereby making the performance of such employment contract impractical. The employer must follow specific procedures in conducting a mass layoff. There is little guidance on what penalties an employer will suffer if it fails to follow the procedural requirements in conducting the mass layoff. Finally, the Labor Contract Law requires that the employer discuss the company’s internal rules and regulations that directly affect the employees’ material interests (such as employees’ salary, work hours, leave, benefits, and training, etc.) with all employees or employee representative assemblies and consult with the trade union or employee representatives on such matters before making a final decision.

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

Failure to fully comply with PRC labor laws may expose us to potential liability.

Companies operating in China must comply with a variety of labor laws, including certain social insurance, housing fund and other staff welfare-oriented payment obligations. While we believe we have complied with such obligations, there exist uncertainties as to the interpretation, implementation and enforcement of such obligations. If relevant governmental authorities determine that we have not complied fully with such obligations, we may be in violation of applicable PRC labor laws and we cannot assure you that PRC governmental authorities will not impose penalties on us for any failure to comply. In addition, in the event that any current or former employee files a complaint with relevant governmental authorities, we may be subject to making up such staff-welfare oriented obligations as well as paying administrative fines.

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

There is a significant number of our common stock eligible for sale, which could depress the market price of such stock.

Since September 23, 2011, the effective date of the registration statement that registered the common stock underlying our convertible preferred stock, a large number of our common stock has become available for sale in the public market, which could harm the market price of the stock. Further, shares may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect as well. In general, a person who has held restricted shares for a period of six months may, upon filing a notification with the SEC on Form 144, sell common stock into the market in an amount equal to the greater of one percent of the outstanding shares or the average weekly trading volume during the last four weeks prior to such sale.

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

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts.  These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base. Issuers with business operations based in China and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stock, and can be particularly vulnerable to such short attacks.

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

In February, March, May and December of 2011, and January of 2012, there were reports published by the Seeking Alpha website, analysts, and other web-based publishers that contained misleading statements about us. Although we have responded to each of these reports in press releases dated February 7, 2011, March 24, 2011, May 19, 2011 and December 15, 2011, there are predictions that there will continue to be more short seller attacks against Chinese companies. As a result, the price of our stock remains vulnerable to any further attacks in this regard.

We are the subject of pending class action lawsuits, which could require us to pay substantial damages or could otherwise have a material adverse effect on us.

Following the publishing of certain reports on the Seeking Alpha website, analyst reports and other web-based articles, we and certain of our officers and directors were named in a number of class action lawsuits alleging, among other things, that we and such officers and directors issued false and misleading information to investors about our financial and business condition. On March 5, 2012, the plaintiffs voluntarily dismissed this action with prejudice as to themselves as named plaintiffs. We and certain of our officers and directors were named in a derivative lawsuit alleging that such officers and directors breached their fiduciary duties, wasted corporate assets and were unjustly enriched at expenses of our Company. While we believe the claims contained in these lawsuits to be without merit and intend to defend these cases vigorously, these efforts will be both expensive and time consuming and ultimately, due to the nature of the litigation, there can be no assurance that these efforts will be successful. In addition, our bylaws, our amended articles of incorporation and an agreement we entered into in favor of MSPEA’s director in connection with the May 2011 financing require us to indemnify our directors for breaches of fiduciary duties, subject to certain limited exceptions. According to such documents, we are obligated to pay for certain costs and expenses of our directors and may be liable for substantial damages, costs and expenses if the plaintiffs prevail. Such litigation could also divert the attention of our management and our resources in general from day-to-day operations.

An SEC investor bulletin regarding reverse mergers may drive down the market price of our common stock.

On June 9, 2011, the SEC issued an investor bulletin in which it explained the process by which a company becomes a public company by means of a reverse merger, described the potential risks of investing in a reverse merger company and detailed recent enforcement actions taken by it against certain reverse merger companies. In particular the investor bulletin raised specific concerns with respect to foreign companies that access the U.S. markets through the reverse merger process, as we did. The SEC investor bulletin could cause investors in our common stock to sell their shares and may cause other investors not to invest in us, thus driving down the market price of our common stock or making it more difficult for us to raise funds in the future.

If our common stocks were delisted and determined to be “penny stocks,” a broker-dealer may find it more difficult to trade our common stocks and an investor may find it more difficult to acquire or dispose of our common stocks in the secondary market.

If our common stocks were removed from listing with the Nasdaq Global Select Market, we may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than US$5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stocks were delisted and determined to be “penny stocks,” a broker-dealer may find it more difficult to trade our common stocks and an investor may find it more difficult to acquire or dispose of our common stocks on the secondary market. Investors in penny stocks should be prepared for the possibility that they may lose their whole investment.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our principal executive office is located at 6th floor, Xue Yuan International Tower, No. 1 Zhichun Road, Haidian District, Beijing PRC and the telephone number is +86-10-8232-8626. The office space is approximately 1,000 square meters in area.  Yongye Nongfeng main production plant is in the High Tech Economic Development Zone in Hohhot City in Inner Mongolia, and Yongye Fumin’s production plant is in the Economic Development Zone in Wuchuan County, Hohhot City, Inner Mongolia.

There is no private ownership of land in China. All land ownership is held by the government of the PRC, its agencies and collectives. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. Yongye Nongfeng and Yongye Fumin own the land use rights for the land on which their manufacturing facilities are situated, which have a term of 50 years.

ITEM 3. Legal Proceedings

On May 26, 2011 and June 3, 2011, we and three of our officers and directors were named in putative class action lawsuits filed in the US Federal District Court for the Southern District of New York alleging, among other things, that we and such officers and directors issued false and misleading information to investors about our financial and business condition. These securities class action complaints generally allege that Yongye’s business was not growing at the rate represented by the defendants and that Yongye’s financial results as reported to the Securities and Exchange Commission were inconsistent with its production capabilities. On December 12, 2011, the securities class actions were consolidated and a consolidated class action complaint was filed alleging we and our officers and directors issued false and misleading information to investors about our financial and business conditions. On March 5, 2012, the plaintiffs voluntarily dismissed this action with prejudice as to themselves as named plaintiffs.

On July 19, 2011 we and certain of our officers and directors were named in a derivative suit filed in the First Judicial District Court of the State of Nevada and Carson City alleging, among other things, that such directors and officers breached their fiduciary duties to us, misrepresented our earnings, wasted corporate assets and unjustly enriched themselves at the expense of us. The derivative complaint also alleges that Yongye, at the direction of or with the approval of its directors, failed to implement and adequate system of internal and financial controls. This lawsuit is in its early stage. We believe the claims contained in the lawsuit to be without merit and intend to defend ourselves vigorously.

ITEM 4. Mine Safety Disclosures

Not applicable.

Part II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on The NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “YONG”. Between April 30, 2008 and September 3, 2009, our common stock was quoted on the OTC Bulletin Board (“OTCBB”) under the trading symbol “YGII.OB”. Until April 29, 2008, our common stock was traded under the symbol “GDTN.OB”. The closing price for our common stock on NASDAQ on March 9, 2012 was US$3.61 per share.

The following table sets forth the high and low sales prices for our common stock in the last two fiscal years, as reported by NASDAQ for the periods indicated.

Year	Period	High		Low

2010	First Quarter	US$	9.21	US$	6.87

	Second Quarter		8.47		6.86

	Third Quarter		8.87		5.90

	Fourth Quarter		9.09		7.05

2011	First Quarter	US$	8.58	US$	5.70

	Second Quarter		6.11		3.52

	Third Quarter		6.13		4.01

	Fourth Quarter		5.67		3.52

Holders

As of March 9, 2012, there were  12 record holders of our common stock.

Dividends

We have not paid any cash dividends on shares of our common stock and do not plan to do so in the near future. We currently plan to retain future earnings to fund the development and growth of our business. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2011:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)		(c)
Equity compensation plans approved by security holders	2,350,000	US$	—	-0-
Equity compensation plans not approved by security holders	-0-		-0-	-0-
Total	2,350,000	US$	—	-0-

(a)           Includes restricted shares issued pursuant to our 2010 Equity Incentive Plan (the “2010 Plan”), which was approved by our stockholders, and which are subject to a vesting schedule pursuant to the terms of the relevant award agreement.

Purchases of Equity Securities by Our Company and Affiliated Purchasers

During the fourth quarter of our fiscal year ended December 31, 2011, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

Recent Sales of Unregistered Securities

We have reported all sales of our unregistered equity securities that occurred during 2011 in our Reports on Form 10-Q or Form 8-K, as applicable.

ITEM 6. Selected Financial Data

The following table sets forth selected financial data as of and for the years ended December 31, 2011, 2010, 2009, 2008, and 2007. We derived the selected financial data from our financial statements for those periods. The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	As of and For the year ended
	December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007
									The predecessor Inner Mongolia Yongye
Income Statement Data:
Sales	US$	390,379,489	US$	214,091,716	US$	98,092,842	US$	48,092,271	US$	13,137,406
Cost of sales		162,078,410		94,833,834		45,989,386		23,165,684		7,274,710
Selling expenses		73,886,542		40,612,300		14,720,657		8,665,755		449,168
General and administrative expenses		35,694,045		13,994,936		4,289,488		2,573,017		476,828
Earnings before income tax expenses		108,199,751		62,199,838		7,497,312		15,277,438		4,358,554
Income tax expenses		18,407,554		10,867,857		4,997,105		864,292		-
Net income		89,792,197		51,331,981		2,500,207		14,413,146		4,358,554

Earnings per share:
Basic	US$	1.57	US$	1.05	US$	0.07	US$	0.68	US$	0.38
Diluted	US$	1.55	US$	1.05	US$	0.07	US$	0.56	US$	0.38

Weighted average shares:
Basic		49,055,252		46,119,772		31,324,830		19,599,054		11,444,775
Diluted		49,161,073		46,308,924		31,324,830		20,106,433		11,444,775
Balance Sheet Data:
Total assets	US$	458,764,878	US$	247,626,036	US$	145,805,688	US$	34,504,261	US$	23,131,656
Total equity attributable to Yongye International, Inc.		316,587,975		215,215,203		125,913,424		27,300,603		12,911,472
Total equity		331,887,992		225,088,285		132,590,822		28,504,646		12,911,472

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors” as well as any cautionary language in this report, provided examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this annual filing.

Overview

We are a leading crop nutrient company in China in term of total sales in 2011. We are primarily engaged in research, development, manufacturing and sales of fulvic acid based crop and animal nutrient products for the agriculture and stock farming industry.  We are headquartered in Beijing with production facilities in Hohhot, Inner Mongolia Autonomous Region of China (“Inner Mongolia”).  Our products are sold nationwide in 30 provinces, autonomous regions and centrally-administered municipalities across China.

Currently, our principal product is liquid crop nutrient, from which we derived substantially all of our sales for the year ended December 31, 2011. We also produce powder animal nutrient product which is mainly used for dairy cows. We market both products under the trade name “Shengmingsu” (“生命素” in Chinese which means “Life Essential”). We produce our liquid crop nutrient product based on a patented formula utilizing fulvic acid as the primary compound base which is combined with various micro nutrients such as zinc and boron as well as macro nutrients like nitrogen, phosphorous and potassium ("NPK”) that are essential for the health of crops.  Our product’s core fulvic acid compound improves crop yield by enhancing the absorption of fertilizers and micro nutrients.  In addition, the micro nutrients and NPK included in our product formulation serves as a supplement during key growth stages of crops. We believe that our product is particularly well-suited for use in China, which generally has highly degraded farming soil as a result of over-farming, decades of over-use of chemical fertilizers and less advanced farming practices compared with more developed nations.  After water dilution, our liquid crop nutrient product is most commonly applied through directly spraying onto leaves of crops and typically used at certain critical growth stages of crops in addition to normal fertilizer application.

In 2011, we sold approximately 33,179 tons of our liquid crop nutrient product, the revenue from which represented 99% of our total revenue, and 683 tons of our animal nutrient product, the revenue from which represented 1% of our total revenue.

Recent Developments

On May 29, 2011, we entered into a Securities Purchase Agreement with MSPEA, an affiliate of Morgan Stanley, and Full Alliance, our largest shareholder, pursuant to which we sold to MSPEA 5,681,818 shares of our redeemable convertible preferred stock for an aggregate purchase price of US$50 million.

On May 26, 2011 and June 3, 2011, we and three of our officers and directors were named in putative class action lawsuits filed in the US Federal District Court for the Southern District of New York alleging, among other things, that we and such officers and directors issued false and misleading information to investors about our financial and business condition. These securities class action complaints generally allege that Yongye’s business was not growing at the rate represented by the defendants and that Yongye’s financial results as reported to the Securities and Exchange Commission were inconsistent with its production capabilities. On December 12, 2011, the securities class actions were consolidated and a consolidated class action complaint was filed alleging we and our officers and directors issued false and misleading information to investors about our financial and business conditions. On March 5, 2012, the plaintiffs voluntarily dismissed this action with prejudice as to themselves as named plaintiffs.

On July 19, 2011 we and certain of our officers and directors were named in a derivative suit filed in the First Judicial District Court of the State of Nevada and Carson City alleging, among other things, that such directors and officers breached their fiduciary duties to us, misrepresented our earnings, wasted corporate assets and unjustly enriched themselves at the expense of us. The derivative complaint also alleges that Yongye, at the direction of or with the approval of its directors, failed to implement and adequate system of internal and financial controls. This lawsuit is in its early stage. We believe the claims contained in the lawsuit to be without merit and intend to defend ourselves vigorously.

Factors affecting our operating results

Market Potential for Crop Nutrient Products in China

The long-term market growth of crop nutrient products in China is primarily driven by the need to improve crop yield to ensure sufficient food supply in view of limited and shrinking per capita arable land in China. Currently, with only approximately 9% of the world’s arable land, China needs to feed 1.3 billion people, or approximately 21% of the world’s population. According to the National Population and Family Planning Commission of China, China’s population will reach 1.5 billion by 2030. Therefore, the country faces the challenge of producing additional food to feed the additional 200 million people within the next 20 years. This puts great pressure on China’s agricultural system to increase production output.

Over-farming, decades of overuse of chemical fertilizers and less advanced farming practices have led to degraded soil quality in China. Although, according to FAO, China leads the world in fertilizer consumption, applying more fertilizers than the world average on a per hectare basis, the crop yield lags behind most developed countries. This creates a huge demand for crop nutrient products that can help improve fertilizer utilization and increase crop yield. Fulvic acid based crop nutrients are particularly well suited for the market, as it can allow crops to more effectively absorb fertilizers and minerals from the degraded soils.

The market for our crop nutrient product is large and has attractive long-term growth prospects. China has 1.8 billion mu (each mu is equivalent to approximately 667 square meters) of arable land in total. Typically, each mu of arable land requires at least 300 ml of our liquid crop nutrient product for one growing season. For the year of 2011, our crop nutrient product is estimated to have been used in only less than 5% of the arable land in China, assuming there is one and half growing season per annum on average for all the arable land across China.

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

In order to more rapidly achieve nationwide coverage, we have adopted a strategy to work with provincial-level distributors which in turn sell our products to county-level distributors, Branded Retailers and end-customers. We invest significantly in branding, training and technical support to motivate and maintain the long-term loyalty of our distributors and Branded Retailers, which is critical to successfully selling product through a multi-tier distribution network. Since we enter and expand into provincial regions at different times, our sales in different provincial markets vary due to different market penetration rates.

Our end-customers are comprised of large farms which purchase directly from distributors, and individual farmers who purchase through Branded Retailers or through promotional events held by local distributors. Our Branded Retailer network has been a key driver of our sales. The number of Branded Retailers increased from 24,036 as of December 31, 2010 to 30,086 as of December 31, 2011.  Jiangsu, Xinjiang, Heilongjiang, Henan, Yunnan and Hebei provinces accounted for the majority of newly recruited Branded Retailers.

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

Agriculture Sector

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

In addition, agriculture continues to be a heavily invested sector in China. Brand name investors continue to invest into China’s agriculture industry because they have confidence in China’s long term outlook. The market volume for agriculture products is large, both for domestic sales and export. This is driven by the growing demand for higher quality food products domestically and international reliance on food products from China. Currently, China is the world’s biggest grower and consumer of grains and yet must boost crop yields by at least 1% a year to ensure the country has enough food to feed its 1.3 billion people, according to the former Minister of Agriculture, Sun Zhengcai (China Economic Net, July 21, 2008). Additional policy changes are expected to include protecting farmland and increasing rural incomes to retain farming interest.

The goal of government policies is to maintain self-sufficiency in food production because no other country can feed the world’s biggest population, according to Sun. “Our strategy must be based on stable farmland, and seeking ways to improve yields,” Sun said in a speech to local officials, outlining the government’s near- and long-term agriculture policy and objectives. China, which harvested more summer crops, aims also to boost grain and oilseed output this year, Sun said. To ensure next year’s crops production, officials must “stabilize” area planted with winter wheat and use idle land in the off season to grow rapeseed, Sun said.

New Land Reform Policy

Farmland in China is owned by the local government, but given to local farmers for cultivation under 30 year use contracts. With the allure of higher incomes and better living conditions in the city, in some places, farmers have abandoned the land and no other farmers have stepped in to bring it back into production. This has created a shortage of productive agricultural land. The government has acknowledged this issue and recently enacted a new land use reform policy which liberalizes the exchange of land among the nation’s farmers. This creates a new model for China’s 730 million farmers with the idea being to create more stable farmland by shifting the country away from the single household farm plot model to the amalgamation of larger-scale operations which should be more productive due to technology and economies of scale. Farmers will be able to transfer their land-use rights to others through a new market system for rural land-use rights. Chinese authorities commented that, “Without modernizing agriculture, China cannot modernize; without stability and prosperity in rural areas, China cannot have stability and prosperity. These changes are enacted to “ensure national food security and the supply of major agricultural products, and promote increases in agricultural production, farm incomes and rural prosperity.” (China’s Ongoing Agriculture Modernization, USDA, April 2009).

Drought

Many regions in China have experienced drought in the past several years and our Company’s growth to date was partly due to the anti-natural disaster feature of its Shengmingsu product. We believe one important benefit of our "Shengmingsu" branded crop nutrient product is to help crop counteract the effects of water deprivation. Crops sprayed with Shengmingsu are able to better withstand the effects of drought and continue to flourish alongside withering crops which received only traditional fertilizer. Our crop nutrient product has been used in a number of drought-affected areas to assist local farmers in combating the conditions.

FINANCIAL HIGHLIGHTS

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31, 2011		December 31, 2010		December 31, 2009

Sales
External customers	US$	390,379,489	US$	214,091,716	US$	95,870,906
Related party		-		-		2,221,936

Total sales		390,379,489		214,091,716		98,092,842

Cost of sales
External customers		162,078,410		94,833,834		44,966,126
Related party		-		-		1,023,260

Cost of sales		162,078,410		94,833,834		45,989,386

Gross profit		228,301,079		119,257,882		52,103,456

Selling expenses		73,886,542		40,612,300		14,720,657

Research and development expenses		13,130,627		4,852,004		1,690,248

General and administrative expenses		35,694,045		13,994,936		4,289,488

Income from operations		105,589,865		59,798,642		31,403,063

Other income/(expenses)
Interest expense		(1,429,111)		(86,440)		(81,966)
Interest income		123,054		60,904		11,865
Subsidy income		2,973,362		3,081,049		237,364
Other income/(expenses),net		223,496		(613,105)		(63,212)
Change in fair value of derivative liabilities		719,085		(41,212)		(24,009,802)

Total other income/(expenses), net		2,609,886		2,401,196		(23,905,751)

Earnings before income tax expense		108,199,751		62,199,838		7,497,312

Income tax expense		18,407,554		10,867,857		4,997,105

Net income		89,792,197		51,331,981		2,500,207

Less: Net income attributable to the noncontrolling interest		4,930,571		2,895,055		304,556

Net income attributable to Yongye International, Inc.		84,861,626		48,436,926		2,195,651

Earnings per share:
Basic earnings per common stock	US$	1.57	US$	1.05	US$	0.07
Diluted earnings per common stock	US$	1.55	US$	1.05	US$	0.07

Weighted average shares used in computation:
Basic earnings per common stock		49,055,252		46,119,772		31,324,830
Diluted earnings per common stock		49,161,073		46,308,924		31,324,830

Net income		89,792,197		51,331,981		2,500,207
Other comprehensive income
Foreign currency translation adjustment, net of nil income taxes		10,951,316		6,595,296		(309)

Comprehensive income		100,743,513		57,927,277		2,499,898
Less: Comprehensive income attributable to the noncontrolling interest		5,426,935		3,195,684		304,553
Comprehensive income attributable to Yongye International, Inc.	US$	95,316,578	US$	54,731,593	US$	2,195,345

RESULTS OF OPERATIONS

Fiscal year ended December 31, 2011 compared with Fiscal year ended December 31, 2010 and 2009

Our business for the year ended December 31, 2011 grew at a rate of 82.3% in net sales or a US$176.3 million increase over the same period in 2010, and for the year ended December 31, 2010, our net sales grew at a rate of 118.3% or a $116.0 million increase over the same period in 2009. This increase was driven by higher penetration in our traditional markets, leading to increases in sales volume, and the growth of several new markets.

The following table shows, for the periods indicated, information derived from our consolidated statements of comprehensive income.

	Yongye		Yongye		Yongye		Changes in %
	International, Inc.		International, Inc.		International, Inc.		2011 vs.	2010 vs.
	2011		2010		2009		2010	2009
Net Sales	US$	390,379,489	US$	214,091,716	US$	98,092,842	82%	118%
Gross Profit		228,301,079		119,257,882		52,103,456	91%	129%
Income from Operations		105,589,865		59,798,642		31,403,063	77%	90%
Net Income		89,792,197		51,331,981		2,500,207	75%	1953%

Gross Margins		58%		56%		53%	4%	6%
Net Margins		23%		24%		3%	4%	700%

EPS- Basic	US$	1.57	US$	1.05	US$	0.07	50%	1400%
EPS- Diluted	US$	1.55	US$	1.05	US$	0.07	48%	1400%

Our financial position at December 31, 2011 and 2010:

	Yongye		Yongye
	International, Inc.		International, Inc.
	December 31, 2011		December 31, 2010		Changes in %
Cash and restricted cash	US$	81,194,880	US$	41,953,469	94%
Accounts receivable, net of allowance for doubtful accounts		153,629,522		26,110,813	488%
Inventories		86,117,000		65,878,047	31%
Property, plant and equipment, net		21,929,444		21,547,152	2%
Prepayment for mining project		35,511,520		34,151,063	4%
Total assets		458,764,878		247,626,036	85%
Short term bank loan		28,308,563		-	-
Long-term loans and payables - current portion		4,279,234		457,880	835%
Income tax payable		3,161,538		6,137,119	(48)%
Accrued expenses		4,437,220		3,024,235	47%
Other payables		3,159,070		5,310,517	(41)%
Total current liabilities		60,856,571		22,154,466	175%
Long-term loans and payables		7,464,683		383,285	1848%
Other non-current liability		4,297,842		-	N A

Total equity attributable to Yongye International, Inc.		316,587,975		215,215,203	47%
Total equity		331,887,992		225,088,285	47%

Our accounts receivable increased by US$127.5 million in 2011 as compared to 2010, representing an increase of 488.4%. This significant increase in accounts receivable was attributable to (i) our substantial sales increase by US$176.3 million from US$214.1 million in 2010 to US$390.4 million in 2011 which represents an increase of 82.3%; (ii) in 2011, we experienced significantly more sales in September, October and November than the corresponding months in 2010 amounting to US$45.2 million, which have historically been non-peak season months and which were to be collected in the first and second quarters of 2012; and (iii) the significant increase of our accounts receivable turnover days from 27 days in 2010 to 90 days in 2011. The significant increase of our accounts receivable turnover days in 2011 was primarily due to the delayed payments by certain of our distributors which also conduct business in distribution of nitrogen, potash and phosphorus (“NPK”) fertilizers, in addition to our nutrient products. Since the NPK fertilizer suppliers typically have a substantially lower profit margin, the NPK fertilizer suppliers normally require distributors to pay deposit upfront at year end to guarantee the normal supply in next year. In 2011, China tightened its monetary policy and it became very difficult to obtain financing from financial institutions. Thus our distributors were under greater liquidity pressure than before. In order to respond to the cash flow shortage caused by the tightened financing, such distributors took full advantage of our six month credit term to pay deposit for NPK fertilizer. The delay in payments from the distributors was not due to excessive inventories held by such distributors, which could not be sold. The shipments and sales of our products are based on the orders initiated by our distributors. Their orders are based on the demand of the end customers or county-level distributors. In addition, none of our distributors has any dispute on any outstanding account receivables.

Accounts receivable at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011		December 31, 2010

Accounts receivable	US$	168,852,106	US$	26,110,813
Less: allowance for doubtful accounts		(15,222,584)		-
Total	US$	153,629,522	US$	26,110,813

Of the US$168.9 million of our gross accounts receivables as of December 31, 2011, US$11.6 million of our account receivables were past our six month credit term, representing 6.8% of total year-end gross account receivable balance and 3.0% of our full year sales in 2011. In January 2012, we collected all the overdue amount of US$11.6 million. As of March 15, 2012, we have collected approximately US$73 million of the US$168.9 million of the year-end balance of gross accounts receivables. For the gross accounts receivables balance as of the end of 2011, our top three customers accounted for $47.4 million or 28.1% and our top five customers accounted for $73.9 million or 43.8% of the total amount of accounts receivable.

The ageing of gross accounts receivables as of December 31, 2011 and 2010 was:

Receivable Ageing	December 31, 2011%			December 31, 2010%

Current:
0-3 months	US$	39,960,713	23.7%	US$	16,932,794	64.8%
3-6 months		117,318,791	69.5%		9,178,019	35.2%
Subtotal		157,279,504	93.2%		26,110,813	100%

Past due:
Past due 0-30 days		11,572,602	6.8%		-	-
Past due over 30 days		-	-		-	-
Subtotal		11,572,602	6.8%		-	-

Total		168,852,106	100%		26,110,813	100%

Consistent with industry practice, we provide credit term up to six months to our distributors with well-established trading records. Accounts receivable represents those receivables derived in the ordinary course of business. Accounts receivable is reported net of an allowance for doubtful accounts. We establish an allowance for doubtful accounts based on estimates of market condition and distributors’ financial status, aging analyses of accounts receivable balances, historical experience and other factors surrounding the credit risk of specific distributors. Past due balances of accounts receivable are reviewed individually for collectability. As of December 31, 2011, there were past due balances of accounts receivable due from certain distributors. In addition, as of February 29, 2012, these distributors also had past due balances. Although we have the enforceable right for collection and intend to pursue collection, we believe that the collectability of these past due balances are doubtful, and we recorded an allowance for doubtful receivables in the amount US$15.2 million as of December 31, 2011.

After our Wuchuan Facility was put into operation, we have significantly increased production capacity. In addition, we improved inventory management and reduced inventory turnover days to 171 days for the year ended December 31, 2011 compared to 208 days for the same period of 2010.

The cash consideration for the resource project is RMB240 million or approximately US$35 million, of which RMB 2.5 million or approximately US$0.4 million remains to be paid. According to preliminary third party analysis, the mineral resource of the project we acquired is at surface level and the “open pit” mining method is recommended. Also, our Wuchuan Facility was built near the mineral resource project to minimize future shipping expense.

In December 2011, Yongye Nongfeng obtained two short-term bank loans of RMB60,000,000 (equivalent to US$9,436,188) and RMB120,000,000 (equivalent to US$18,872,375), each with a fixed annual interest rate of 7.93%, from China Citic Bank. These two short-term bank loans are pledged by the inventory, land use right and buildings of Yongye Nongfeng. These two short-term loans are due on June 22, 2012.

Total equity increased by US$106.8 million from US$225.1 million as of December 31, 2010 to US$331.9 million as of December 31, 2011. The increase in our total equity was mainly due to an increase in retained earnings of US$84.9 million for the net income attributable to Yongye International, Inc. during the year and an increase in common stock and additional paid in capital of US$6.1 million, as a result of the 1,183,667 and 1,166,333 restricted shares granted to management and independent directors.

Net Sales

							Changes in %
							2011 vs.	2010 vs.
	2011		2010		2009		2010	2009
Sales	US$	390,379,489	US$	214,091,716	US$	98,092,842	82%	118%
Gross Profit		228,301,079		119,257,882		52,103,456	91%	129%
Gross Margins		58%		56%		53%

Our sales increased by US$176.3 million from US$214.1 million in 2010 to US$390.4 million in 2011, representing an increase of 82.3%. Sales increased by US$116.0 from US$98.1 in 2009 to US$214.1 million in 2010, representing an increase of 118.3%.

For the year ended December 31, 2011, we derived US$286.8 million, or 73.5% of our total sales, from existing provincial markets, and we derived US$103.6 million, or 26.5% of our total sales, from the newly developed provincial markets, where we started to actively manage after the second fiscal quarter of 2010. The newly developed provincial markets primarily included Yunnan, Jiangxi, Sichuan, Shaanxi and Anhui.

Of the US$176.3 million increase of sales for the year ended December 31, 2011, US$87.4 million, or 49.6%, were derived from existing provincial markets, primarily due to higher penetration rate, more effective channel management and continued retail network development in provinces such as Jiangsu, Heilongjiang/Jilin/Liaoning, Hebei, Inner Mongolia, Henan and Guangdong. In Jiangsu and Hebei, our sales continued to grow as our distributors effectively executed our marketing programs. In Heilongjiang/Jilin/Liaoning and Inner Mongolia, demand from large farms increased significantly. We also achieved significant growth in newly developed provincial markets including Yunnan, Jiangxi, Sichuan, Shaanxi and Anhui. For example, farmers in Yunnan province increased usage of our liquid nutrient product for tobacco and flowers.

For the year ended December 31, 2011, the average selling price (“ASP”) of our liquid crop nutrient product was US$11,639 per ton, as compared to US$11,038 per ton for the same period of 2010. The small increase in our ASP is primarily the result of the effect of currency rate fluctuations.

These increases of our sales from the year of 2009 to 2010 were driven by higher demand for our liquid crop nutrient product throughout our market area, including our traditional markets with higher penetration of, and the new markets with significant growth. The growth was mainly due to the great increase in the quantity of product sold while our prices remained relatively stable in most region market except Hebei. Additionally, after the acquisition of Hebei customer list, we are selling at a higher price directly to lower level distributors in Hebei, which is Yongye’s largest regional market in China, representing approximately 29% of sales in 2010.

The following table set forth the sales breakdown by region for the year ended December 31, 2011, 2010 and 2009:

				2011 vs 2010		2010 vs 2009
Sales By Region (US$ mm)	2011	2010	2009	Change in US$	2011 vs 2010 Change in %	Change in US$	2010 vs 2009 Change in %
Hebei/Beijing/Tianjin	73.7	61.7	29.1	12.0	19.4%	32.6	112.0%
Inner Mongolia	33.5	24.0	18.5	9.5	39.6%	5.5	29.7%
Shandong	28.1	20.1	5.5	8.0	39.8%	14.6	265.5%
Guangdong/Hainan	25.9	18.5	7.4	7.4	40.0%	11.1	150.0%
Henan	23.6	14.6	2.2	9.0	61.6%	12.4	563.6%
Heilongjiang/Jilin/Liaoning	29.4	15.4	2.2	14.0	90.9%	13.2	600.0%
Xinjiang	10.7	10.2	16.0	0.5	4.9%	(5.8)	-36.3%
Hubei/Hunan	13.2	9.1	6.0	4.1	45.1%	3.1	51.7%
Gansu/Qinhai	13.1	8.2	4.2	4.9	59.8%	4.0	95.2%
Jiangsu	23.8	6.7	2.9	17.1	255.2%	3.8	131.0%
Shanxi	11.8	6.0	2.6	5.8	96.7%	3.4	130.8%
Anhui	17.3	6.9	0.5	10.4	150.7%	6.4	12.8	x
Shaanxi	20.0	3.6	0.3	16.4	455.6%	3.3	11.0	x
Sichuan/Chongqin	21.3	3.6	0.2	17.7	491.7%	3.4	17.0	x
Jiangxi/Fujian	21.9	2.1	0.1	19.8	942.9%	2.0	20.0	x
Yunnan/Guizhou	22.2	2.3	0.1	19.9	865.2%	2.2	22.0	x
Zhejiang	*	0.3	*	(0.3)	-100.0%	0.3	NA
Guangxi	0.5	0.6	*	(0.1)	-16.7%	0.6	NA
Ningxia	0.1	0.1	0.1	-	-	-	-
Shanghai	*	*	*	-	-	-	NA
Others	0.3	0.1	0.2	0.2	200.0%	(0.1)	-50.0%
Total	390.4	214.1	98.1	176.3	82.3%	116.0	118.2%

* Less than US$50,000

Our gross profit increased by US$109.0 million from US$119.3 million in 2010 to US$228.3 million in 2011, representing an increase of 91.4%. Gross profit increased by US$67.2 million from US$52.1 million in 2009 to US$119.3 million in 2010, representing an increase of 128.9%.

Gross margin increased by 2.8% from 55.7% in 2010 to 58.5% in 2011, and increased by 2.6% from 53.1% in 2009 to 55.7% in 2010. The gross margin increase from the year of 2010 to 2011 was mainly due to that our Wuchuan Facility was put into operation, which enabled us to start using lignite coal as the key raw material and to bypass intermediaries from whom we used to purchase humic acid. The gross margin increase from 2009 to 2010 was mainly due to the benefits from economics of scale. Moreover, after the acquisition of Hebei customer list in July 2010, our increased margin for the sales made in Hebei province also contributed to the increase of gross profit ratio.

The number of independently owned Branded Retailers reached 30,086 as of December 31, 2011, compared to 24,036 as of December 31, 2010.

Sales by Product Line

	2011		% of Total	2010		% of Total	2009		% of Total
	Total sales		Sales	Total sales		Sales	Total sales		Sales
Crop	US$	386,166,674	99%	US$	207,514,478	97%	US$	91,172,988	93%
Animals		4,212,815	1%		6,577,238	3%		6,919,854	7%
Total		390,379,489	100%		214,091,716	100%		98,092,842	100%

During the year ended December 30, 2011, we sold 33,179 tons of liquid crop nutrient products, which represented 99% of our total sales. We also sold approximately 683 tons of our animal nutrient products, which represented 1% of our total sales.

Distributors

	2011			2010			2009
	% of Sales	Sales		% of Sales	Sales		% of Sales	Sales
5 Major Distributors	33%	US$	130,621,380	56%	US$	119,771,911	82%	US$	80,274,006
3 Major Distributors	21%		83,123,963	40%		85,875,610	66%		64,284,474
1 Major Distributor	8%		29,392,316	16%		33,173,293	30%		29,004,998

Five major distributors accounted for 33% and one major distributor accounted for 8% of our total revenue for the year ended December 31, 2011. Five major distributors accounted for 56% and one major distributor accounted for 16% of our total revenue for the year ended December 31, 2010. Five major distributors accounted for 82% and one major distributor accounted for 30% of total revenue for the year ended December 31, 2009. Our total sales to five major distributors were US$130.6 million, US$119.8 million and US$80.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Cost of Goods Sold

	2011		2010		2009

Cost of Sales	US$	162,078,410	US$	94,833,834	US$	45,989,386
Percentage of Sales		42%		44%		47%

Cost of goods sold for the year ended December 31, 2011 was US$162.1 million, or 41.5% of our net sales. This represents an increase of US$67.2 million over the previous period and represents a 70.9% increase compared with 2010. Cost of goods sold for the year ended December 31, 2010 was US$94.8 million, representing an increase of US$48.8 million over the previous period of US$46.0 million in 2009, or an increase of 106.2% compared with 2009. The decrease in cost of goods sold as a percentage of our net sales from 44.3% for the year of 2010 to 41.5% for the year of 2011 was mainly due to the fact that our Wuchuan Facility was put into operation, which enabled us to start using lignite coal as the key raw material and to bypass intermediaries from whom we used to purchase humic acid.

Selling, General & Administrative and Research & Development expenses

			% of Total			% of Total			% of Total
	2011		Sales	2010		Sales	2009		Sales
Selling Expenses	US$	73,886,542	19%	US$	40,612,300	19%	US$	14,720,657	15%
General & Administrative Expenses		35,694,045	9%		13,994,936	7%		4,289,488	4%
Research & Development Expenses		13,130,627	3%		4,852,004	2%		1,690,248	2%

Selling expenses increased by US$33.3 million to US$73.9 million for the year ended December 31, 2011 as compared with the year ended December 31, 2010. Selling expenses increased by US$25.9 million for the year ended December 31, 2010 from US$14.7 million in the corresponding period in 2009. As a percentage of sales for the year ended December 31, 2011, selling expenses decreased slightly by 0.1% to 18.9% as compared to 19.0% of sales in the year ended December 31, 2010. The increase in selling expenses was primarily due to (i) an increase of US$30.7 million in advertising and promotion expense, and distributors’ seminar expenditures, and (ii) an increase of US$2.7 million in transportation expenses due to increased sales. As a percentage of sales for the year ended December 31, 2010, selling expenses increased by 4.0% to 19.0% as compared to 15.0% of sales in the year ended December 31, 2009, due to an increase of US$16.9 million in advertising expenses mainly resulting from more promotional activities in 2010, as we entered into more geographic markets and conducted several nation-wide joint programs with China Central Television Station (CCTV).

General & administrative expenses increased by US$21.7 million to US$35.7 million for the year ended December 31, 2011 from US$14.0 million in 2010, and increased by US$9.7 million for the year ended December 31, 2010 from US $4.3 million in 2009. As a percentage of sales for the year ended December 31, 2011, general & administrative expenses increased by 2.6% to 9.1% as compared to 6.5% of sales in the year ended December 31, 2010, mainly due to the impact of bad debt expenses amounting to US$15.0 million, the implementation of the management equity compensation plan, which resulted in an increase in compensation expenses amounting to US$1.7 million, an increase in employee salaries of 1.5 million, as well as an increase in meeting expenditure, staff training expenses and general maintenance expenses. As a percentage of sales for the year ended December 31, 2010, general & administrative expenses increased by 2.1% to 6.5% as compared to 4.4% of sales in the year ended December 31, 2009, due to an increase of US$4.3 million in management compensation expenses resulted from restricted stock grant to management in October 2010, as well as an increase in staff salaries of US$1.1 million.

We incurred US$13.1 million of research and development expenses in the year ended December 31, 2011 as compared to US$4.9 million and US$1.7 million in the years ended December 31, 2010 and 2009, respectively. Our research and development expenses mainly consist of field test expenses for new crops and newly developed provincial markets as well as new product development expenses.

Loss on Change in Fair Value of Derivative Liabilities

The warrants issued in our private financings in 2008 and 2009 are accounted for as derivative liabilities and measured at fair value at each reporting date. The decrease in fair value during the year ended December 31, 2011 resulted in a gain of US$719,085. The decrease in fair value of the warrants was primarily due to the decrease in our stock price from US$8.35 per share at January 3, 2011 to US$3.52 at December 30, 2011. The change in fair value of the warrants for the year ended December 31, 2010 resulted in a loss of US$41,212 as compared with a loss of US$24,009,802 for the year ended December 31, 2009.

Corporate Income Taxes

We did not carry on any business and did not maintain any branch office in the United States during the years ended December 31, 2011, 2010, 2009 and 2008 and do not intend to repatriate any earnings from the Chinese operations. Therefore, no provision for withholding taxes for the undistributed earnings of foreign subsidiaries, U.S. federal income taxes, or deferred income tax benefits has been made.

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. Our PRC subsidiaries are subject to PRC income tax at 25%, unless otherwise specified. Yongye Nongfeng was entitled to a preferential income tax rate of 15% for the years ended December 31, 2009 and 2010. During the year ended December 31, 2011, Yongye Nongfeng received a High-Tech Enterprise Certificate which entitles it to a preferential tax rate of 15% for three years starting from January 1, 2010. Our Company’s effective income tax rate was 17.01%, 17.47% and 66.65% for the years ended December 31, 2011, 2010 and 2009, respectively. The difference between effective tax rate and statutory tax rate primarily represented the tax effects of certain non-taxable income, non-deductible expenses and preferential tax rate.

For the year ended December 31, 2011, our Company’s income tax expense was US$18.4 million as compared to US$10.9 million and US$5.0 million for the years ended December 31, 2010 and 2009, respectively.

Net Income

Net income for the year ended December 31, 2011 was US$89.8 million (representing a net profit margin of 23%) compared to US$51.3 (representing a net profit margin of 24%) and US$2.5 million (representing a net profit margin of 3%) in the years ended December 31, 2010 and 2009, respectively. The fluctuation in our net profit margin is primarily due to the increase of the gross profit margin as Wuchuan Facility became operational, and increased bad debt expense in the year ended December 31, 2011 as compared to 2010 and 2009.

Foreign Currency Translation Gains

The financial position and results of operations of our Company’s subsidiaries in the PRC are measured using the Renminbi as the functional currency, while our Company’s reporting currency is the US dollar. Assets and liabilities of the subsidiaries are translated at the prevailing exchange rate in effect at each period end. The income statement is translated at the average rate of exchange during the period. Translation adjustments are included in the cumulative translation adjustment account in the consolidated statements of stockholders’ equity and comprehensive income.

Liquidity and Capital Resources

Our Company has historically financed its operations and capital expenditures principally through issuance of common shares and bank loans. As is customary in the industry, we provide credit terms to all of our distributors which typically exceed the terms that we receive from our suppliers. Currently, we provide credit terms of up to six months to distributors with well-established trading records. Therefore, our liquidity needs have generally consisted of working capital necessary to finance receivables and raw material and finished goods inventory. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated future cash needs for the coming growing season. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Therefore, there can be no assurance that such additional investment will be available to us, or if available, that it will be available on terms acceptable to us.

Financial Cash Flow Highlights

	2011		2010		2009
Net cash (used in)/ provided by operating activities	US$	(31,203,441)	US$	15,891,251	US$	(2,190,379)
Net cash used in investing activities		(7,072,060)		(45,962,286)		(4,382,838)
Net cash provided by financing activities		75,506,515		4,971,610		67,694,200
Effect of exchange rate change on cash and cash equivalents		2,010,397		1,494,713		(80,279)
Net increase/(decrease) in cash and cash equivalents		39,241,411		(23,604,712)		61,040,704
Cash and cash equivalents at beginning of period		41,913,469		65,518,181		4,477,477
Cash and cash equivalents at end of period		81,154,880		41,913,469		65,518,181

Net cash used in operating activities in the year ended December 31, 2011 was US$31.2 million, and net cash provided by operating activities in the year ended December 31, 2010 was US$15.9 million and the net cash used in operating activities in the year ended December 31, 2009 was US$2.2 million, respectively. The changes were primarily due to the increase of US$103.7 million in working capital employed, which was primarily driven by higher accounts receivables, but was partially offset by utilization of deposits to raw material suppliers for the year ended December 31, 2011 as compared to 2010 when the deposits were made to the suppliers. Other factors include an increase of US$38.5 million in earnings and a non-cash expense of US$6.1 million for management stock compensation. For the year ended December 31, 2010, the change was mainly due to more efficient controls on working capital, effective collection on receivables, as well as the significant growth of sales compared with the same period of 2009.

Our accounts receivable increased by US$127.5 million in 2011 as compared to 2010, representing an increase of 488.4%. This significant increase in accounts receivable was attributable to (i) our substantial sales increase by US$176.3 million from US$214.1 million in 2010 to US$390.4 million in 2011 which represents an increase of 82.3%; (ii) in 2011, we experienced significantly more sales in September, October and November than the corresponding months in 2010 amounting to US$45.2 million, which were usually non-peak season in the past and which were to be collected in the first and second quarter of 2012; and (iii) the significant increase of our accounts receivable turnover days from 27 days in 2010 to 90 days in 2011. The significant increase of our accounts receivable turnover days in 2011 was primarily due to the delayed payments by certain of our distributors which also conduct business in distribution of nitrogen, potash and phosphorus (“NPK”) fertilizers, in addition to our nutrient products. Since the NPK fertilizer suppliers typically have a substantially lower profit margin, the NPK fertilizer suppliers normally require distributors to pay deposit upfront at year end to guarantee the normal supply in next year. In 2011, China tightened its monetary policy and it became very difficult to obtain financing from financial institutions. Thus our distributors were under greater liquidity pressure than before. In order to respond to the cash flow shortage caused by the tightened financing, such distributors took full advantage of our six month credit term to pay deposit for NPK fertilizer. None of our distributors has any dispute on any outstanding account receivables.

Net cash used in investing activities were US$7.1 million, US$46.0 million and US$4.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. The changes were primarily due to the prepayment of US$33.3 million for the acquisition of the mineral resource project in Wuchuan area during the year ended December 31, 2010. Total consideration of this acquisition is approximately US$35 million.

Net cash provided by financing activities were US$75.5 million, US$5.0 million and US$67.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. For the year end December 31, 2011 as compared with the same period in 2010, these changes were mainly due to the fact that we sold to MSPEA, an affiliate of Morgan Stanley, 5,681,818 shares of our redeemable convertible preferred stock. Net proceeds we received from this sale of shares were in the amount of US$49.4 million. In December 2011, we entered into two short-term bank loan agreements with China Citic Bank for an aggregate loan amount of US$28.3 million. For the year ended December 31, 2010 as compared with the same period in 2009, the changes were mainly due to that we received cash from our offerings in May and December 2009 amounting to US$69.5 million, which was offset by expenses incurred in stock issuance costs of US$4.5 million, as well as the repayment of loans and payables of US$3.5 million during the year ended December 31, 2010.

Net current assets at December 31, 2011 increased by US$146.0 million to US$270.4 million from US$124.3 million, or 117%, over December 31, 2010.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements. The footnote 2 to our Company’s financial statements (Summary of Significant Accounting Policies) describes the major accounting policies and methods used in the preparation of the financial statements.

The following are considered to be the Company’s critical accounting policies:

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recognized and carried at the original invoiced amount less an allowance for any uncollectible accounts.

We perform ongoing credit evaluations of our customers and review the composition of accounts receivable, analyze historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate if allowance for doubtful accounts is needed. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We primarily determine the allowance by (1) analyzing specific customer accounts that have known or potential collection issues and (2) applying an estimated loss rate on the customer accounts with consideration of the aging of the receivable balances, customer payment patterns during the year and subsequent to year-end. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted. In the event that we believe an account receivable will become uncollectible, we record additional provision to increase the allowance for doubtful accounts. The accounting effect of this entry is a charge to income. As of December 31, 2011, we recorded an allowance for doubtful accounts in the amount of US$15.2 million. If the financial condition of our distributors deteriorates in future, we would make further allowance for doubtful accounts, which could be significant. Furthermore, the financial condition deterioration of our distributors, in turn, directly affects our revenue recognition. One of the criteria to recognize revenues is that the collectability of the receivable is reasonably assured. As such, deteriorating payment ability of our distributors will result in revenue recognition of our product sales being delayed, generally until the receipt of cash.

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

Fair Value of Warrants

The fair values of the warrants are summarized as follows:

	April Warrants	September Warrants	May Warrants
Fair value of Warrant per share (US$) at:
Date of issuance	1.07	2.08	0.95
December 31, 2010	6.97	7.00	N/A
December 31, 2011	2.11	2.16	N/A

The fair values of the warrants outstanding as of December 31, 2011 and 2010 were determined based on the Binominal option pricing model, using the following key assumptions:

	December 31, 2011		December 31, 2010
	April Warrants	September Warrants	April Warrants	September Warrants

Expected volatility	65.5%	64.1%	67.5%	67.0%

Expected dividends yield	0%	0%	0%	0%

Time to maturity	1.3 years	1.7 years	2.3 years	2.7 years

Risk-free interest rate per annum	1.202%	1.202%	1.483%	1.483%

Fair value of underlying common shares (per share)	3.52	3.52	8.40	8.40

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

In October 2010, we granted 1,183,667 restricted shares to management and independent directors of our Company in accordance with the Yongye International, Inc. 2010 Omnibus Securities and Incentive Plan (the “Plan”). Management was granted 1,137,000 shares on October 8, 2010, and the independent directors were granted 46,667 shares on October 15, 2010. The restricted shares vested in April 2011.

In October 2011, we granted 1,166,333 restricted shares to management and independent directors of our in accordance with the Plan. Management was granted 1,073,000 shares, and the independent directors were granted 93,333 shares on October 10, 2010. The restricted shares are scheduled to vest in October 2012. We estimated the fair value of our non-vested shares granted by us to management and independent directors by using the market prices of our shares at the respective grant dates.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

All of our net sales, and majority of costs and expenses are denominated in RMB. Although the conversion of the RMB is highly regulated in China, the value of the RMB against the value of the U.S. dollar or any other currency nonetheless may fluctuate and be affected by, among other things, changes in China’s political and economic conditions. Under current policy, the value of the RMB is permitted to fluctuate within a narrow band against a basket of certain foreign currencies. China is currently under significant international pressures to liberalize this government currency policy, and if such liberalization were to occur, the value of the RMB could appreciate or depreciate against the U.S. dollar.

Because substantially all of our earnings and majority of our cash assets are denominated in RMB, other than certain cash deposits we keep in a bank in Hong Kong and U.S., appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in future that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

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

Interest Rate Risk

We have not been, nor does it anticipate being, exposed to material risks due to changes in interest rates. Our risk exposure to changes in interest rates relates primarily to the interest income generated by cash deposited in interest-bearing savings accounts. We have not used, and do not expect to use in the future, any derivative financial instruments to hedge its interest risk exposure. However, our future interest income may fall short of its expectation due to changes in interest rates in the market.

Credit Risk

We are exposed to credit risk from its cash in bank and accounts receivable. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. Accounts receivable are subjected to credit evaluations. An allowance would be made, if necessary, for estimated irrecoverable amounts by reference to past default experience, if any, and by reference to the current economic environment.

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

Company’s Operations are Substantially in Foreign Countries

Substantially all of our operations are conducted in China and are subject to various political, economic, and other risks and uncertainties inherent in conducting business in China. Among other risks, our Company and our subsidiaries’ operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations. Additional information regarding such risks can be found under the heading “Risk Factors” in this Form 10-K.

ITEM 8. Financial Statements and Supplementary Data

Consolidated Financial Statements

The information required by Item 8 appears after the signature page to this report.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 (“the Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective as of December 31, 2011.

Although our management, including the Chief Executive Officer and the Chief Financial Officer, believes that our disclosure controls and internal controls currently provide reasonable assurance that our desired control objectives have been met, management does not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that our Company maintained effective internal control over financial reporting as of December 31, 2011.

KPMG, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011 as stated in their report which is included below.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Yongye International, Inc.:

We have audited Yongye International, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Yongye International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Yongye International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Yongye International, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 15, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Hong Kong, China

March 15, 2012

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our Company’s internal controls over financial reporting.

ITEM 9B. Other Information.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K but not reported.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Directors and Executive Officers of Our Company” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and “—Role of the Audit Committee” in our Proxy Statement related to the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of Our Company” in Part I of this report.

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

ITEM 11. Executive Compensation

The information appearing under the headings “Director Compensation” and “Executive Compensation” in our Proxy Statement related to the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our Company.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Management and Certain Beneficial Owners,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Executive Compensation – Options and Stock Appreciation Rights,” in each case in our Proxy Statement related to the 2011 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, Director Independence

On January 4, 2011, the Company entered into an operating lease with Inner Mongolia Yongye for a research and development activity facility in Beijing, PRC for the period from January 4, 2011 to December 31, 2011. The lease expense for the research and development facility paid to Inner Mongolia Yongye was US$160,470 for the year ended December 31, 2011. The operating lease was renewed on January 4, 2012 for the period from January 4, 2012 to December 31, 2012. Total minimum lease payment is US$251,632 for the year ending December 31, 2012.

In April 2011, Yongye Nongfeng obtained two short-term bank loans of RMB 52,500,000 (equivalent to US$8,209,282) and RMB47,500,000 (equivalent to US$7,427,446) from China Everbright Bank. The loans are due on April 1, 2012 and April 18, 2012, respectively, and were guaranteed by the Company’s Chairman. Yongye Nongfeng repaid the two short-term loans in December 2011.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

It is our Company’s policy that we will not enter into transactions required to be disclosed under item 404 of the SEC’s Regulation S-K unless the audit committee or another independent body of the board first reviews and approves the transactions.

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

Director Independence

The Board of Directors has determined that each of Xiaochuan Guo, Sean Shao, Xindan Li, Rijun Zhang and Homer Sun are independent under Rule 5605(a)(2) of the listing rules of The NASDAQ Stock Market LLC.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is included under the captions “Proposal No. 2: Ratification of Appointment of the Independent Public Accountants — Audit Fees” and “—Pre-Approval Policies and Procedures” in our Proxy Statement related to the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Part IV

Exhibits and Financial Statement Schedules

Exhibit No.	Description
2.1	Share Exchange Agreement, dated as of April 17, 2008.(1)
2.2	Articles of Merger with Agreement and Plan of Merger.(6)
3.1	Amended Articles of Incorporation.(1)
3.2	Articles of Merger with Agreement and Plan of Merger.(6)
3.3	Bylaws.(5)
3.4	Certificate of Designation. (10)
4.1	Form of Investor Warrant (i).(1)
4.2	Form of Investor Warrant (ii).(1)
4.3	Form of Placement Agent Warrant.(5)
4.4	Registration Rights Agreement, dated as of April 17, 2008.(1)
4.5	Registration Rights Agreement, dated as of September 5, 2008.(2)
4.6	Registration Rights Agreement, dated as of May 9, 2009.(3)
4.7	Registration Rights Agreement, dated as of May 29, 2011. (10)
10.1	Securities Purchase Agreement, dated as of April 17, 2008.(1)
10.2	Cooperation Agreement dated January 15, 2008 by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and Yongye Nongfeng Biotechnology Co., Ltd.(1)
10.3	Sino-foreign Cooperative Joint Venture Contract, dated November 16, 2007 by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and Asia Standard Oil Limited.(1)
10.4	Supplemental Agreement to the Sino-foreign Cooperative Joint Venture Contract by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and Asia Standard Oil Limited.(1)
10.5	Securities Purchase Agreement, dated as of September 5, 2008.(2)
10.6	Make Good Escrow Agreement, dated as of September 5, 2008.(2)
10.7	Securities Purchase Agreement, dated as of May 8, 2009.(3)
10.8	Employment Contract of Zishen Wu, dated as of March 12, 2012 (effective January 1, 2010), and amendments thereto. *
10.9	Employment Contract of Sam (Yue) Yu, dated as of March 12, 2012 (effective March 25, 2009), and amendments thereto. *
10.10	Employment Contract of Nan Xu, dated as of March 12, 2012 (effective September 1, 2011). *
10.11	Form of Non-Independent Director Contract.(5)
10.12	Form of Independent Director Contract.(5)
10.13	Form of Vehicle Usage Agreement. (8)
10.14	Working Capital Loan Contract dated April 2, 2011, by and between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch. (9)
10.15	Working Capital Loan Contract dated April 18, 2011, by and between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch. (9)
10.16	Maximum Amount Guarantee Contract dated April 2, 2011, by and between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch. (9)
10.17	Comprehensive Credit Facility Agreement dated April 2, 2011, by and between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch. (9)
10.18	Securities Purchase Agreement, dated as of May 29, 2011. (10)
10.19	Stockholders’ Agreement, dated as of May 29, 2011. (10)
10.20	Pledge Agreement, dated as of May 29, 2011. (10)
10.21	Loan Agreement dated December 23, 2011 by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and China Citic Bank, Hohhot Branch.*
10.22	Maximum Amount Pledge Contract; dated December 23, 2011, by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and China Citic Bank, Hohhot Branch.*

10.23	Loan Agreement dated December 26, 2011 by and between Inner Mongolia Yongye Biotechnology Co., Ltd.] and China Citic Bank, Hohhot Branch.*
10.24	Personal Property Pledge Contract, dated December 23, 2011, by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and China Citic Bank, Hohhot Branch.*
14	Code of Ethics.(7)
21	Subsidiaries of the Registrant.*
23.1	Consent of KPMG, an independent registered public accounting firm.*
99.1	Certificate of Scientific and Technological Advancements granted by the Inner Mongolia Autonomous Region Science and Technology Bureau, dated December 8, 2008.(5)
99.2	Consent of Scientific and Technological Advancements granted by the Inner Mongolia Autonomous Region Science and Technology Bureau, dated December 8, 2008.(5)
Wuchuan County Government's approval of Wuchuan Shuntong's Lignite Coal Resource Project, dated May 10, 2009. (10)
Wuchuan County Government's approval of the transfer of the Lignite Coal Resource Project from Wuchuan Shuntong to Inner Mongolia Yongye Fumin Biotechnology Limited, dated July 28, 2010. (10)
Inner Mongolia Government's approval of the change of the title for the Lignite Coal Resource Project from Wuchuan Shuntong to Inner Mongolia Yongye Fumin Biotechnology Limited, dated December 3, 2010. (10)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith.

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

(6)           Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2009.

(7)           Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2009.

(8)           Incorporated by reference herein to the Company’s Registration Statement on Form S-1/A (Reg. No. 333-159892) filed with the Securities and Exchange Commission on August 13, 2009.

(9)           Incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2011.

(10)        Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

YONGYE INTERNATIONAL, INC.

Date: March 15, 2012	By:	/s/ Zishen Wu
		Name:	Zishen Wu
		Title:	Chief Executive Officer

Date: March 15, 2012	By:	/s/ Sam Yu
		Name:	Sam Yu
		Title:	Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 15, 2012	By:	/s/ Zishen Wu
		Name:	Zishen Wu
		Title:	Chief Executive Officer and Chairman (principal executive officer)

Date: March 15, 2012	By:	/s/ Sam Yu
		Name:	Sam Yu
		Title:	Chief Financial Officer (principal financial and accounting officer)

Date: March 15, 2012	By:	/s/ Nan Xu
		Name:	Nan Xu
		Title:	Director

Date: March 15, 2012	By:	/s/ Homer Sun
		Name:	Homer Sun
		Title:	Director

Date: March 15, 2012	By:	/s/ Xiaochuan Guo
		Name:	Xiaochuan Guo
		Title:	Director

Date: March 15, 2012	By:	/s/ Rijun Zhang
		Name:	Rijun Zhang
		Title:	Director

Date: March 15, 2012	By:	/s/ Xindan Li
		Name:	Xindan Li
		Title:	Director

Date: March 15, 2012	By:	/s/ Sean Shao
		Name:	Sean Shao
		Title:	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Yongye International, Inc.:

We have audited the accompanying consolidated balance sheets of Yongye International, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yongye International, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Yongye International, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG

Hong Kong, China

March 15, 2012

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	December 31, 2011		December 31, 2010
Current assets
Cash		US$	81,154,880	US$	41,913,469
Restricted cash			40,000		40,000
Accounts receivable, net of allowance for doubtful accounts	4		153,629,522		26,110,813
Inventories	5		86,117,000		65,878,047
Deposits to suppliers	6		2,664,360		10,906,295
Prepaid expenses			4,954,359		733,429
Other receivables			385,263		760,377
Deferred tax assets	17		2,283,388		158,675
Total Current Assets			331,228,772		146,501,105

Property, plant and equipment, net	7		21,929,444		21,547,152
Intangible asset, net	8		21,649,890		23,598,739
Land use right, net	9		6,129,151		4,218,006
Prepayment for mining project	10		35,511,520		34,151,063
Other assets	11		31,621,465		7,325,049
Goodwill			10,694,636		10,284,922
Total Assets		US$	458,764,878	US$	247,626,036

Current liabilities
Short-term bank loan	12	US$	28,308,563	US$	-
Long-term loans and payables - current portion	13		4,279,234		457,880
Accounts payable			13,098,183		6,127,606
Income tax payable			3,161,538		6,137,119
Advance from customers			4,095,580		60,841
Accrued expenses			4,437,220		3,024,235
Other payables	14		3,159,070		5,310,517
Derivative liabilities - fair value of warrants	15		317,183		1,036,268
Total Current Liabilities			60,856,571		22,154,466

Long-term loans and payables	13		7,464,683		383,285
Other non-current liability	17		4,297,842		-
Deferred tax liabilities	17		4,857,800		-
Total Liabilities		US$	77,476,896	US$	22,537,751

Redeemable Series A convertible preferred shares: par value $.001; 7,969,044 shares authorized; 5,681,818 shares issued and outstanding as of December 31, 2011		US$	49,399,990	US$	-

Equity
Common stock: par value $.001; 75,000,000 shares authorized; 49,370,711 shares issued and outstanding at December 31, 2011 and 48,187,044 shares issued and outstanding at December 31, 2010	15	US$	49,371	US$	48,187
Additional paid-in capital	15		150,654,849		144,599,839
Retained earnings			148,804,997		63,943,371
Accumulated other comprehensive income			17,078,758		6,623,806
Total equity attributable to Yongye International, Inc.			316,587,975		215,215,203
Noncontrolling interest			15,300,017		9,873,082
Total Equity		US$	331,887,992	US$	225,088,285

Commitments and Contingencies	19

Total Liabilities, Redeemable Series A Convertible Preferred Shares and Equity		US$	458,764,878	US$	247,626,036

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		For the Years Ended
	Note	December 31, 2011		December 31, 2010		December 31, 2009
Sales
External customers		US$	390,379,489	US$	214,091,716	US$	95,870,906
Related party	20		-		-		2,221,936

Total sales			390,379,489		214,091,716		98,092,842

Cost of sales
External customers			162,078,410		94,833,834		44,966,126
Related party			-		-		1,023,260

Cost of sales			162,078,410		94,833,834		45,989,386

Gross profit			228,301,079		119,257,882		52,103,456

Selling expenses			73,886,542		40,612,300		14,720,657

Research and development expenses			13,130,627		4,852,004		1,690,248

General and administrative expenses			35,694,045		13,994,936		4,289,488

Income from operations			105,589,865		59,798,642		31,403,063

Other income/(expenses)
Interest expense			(1,429,111)		(86,440)		(81,966)
Interest income			123,054		60,904		11,865
Subsidy income			2,973,362		3,081,049		237,364
Other income /(expenses), net			223,496		(613,105)		(63,212)
Change in fair value of derivative liabilities	15		719,085		(41,212)		(24,009,802)

Total other income /(expenses), net			2,609,886		2,401,196		(23,905,751)

Earnings before income tax expense			108,199,751		62,199,838		7,497,312

Income tax expense	17		18,407,554		10,867,857		4,997,105

Net income			89,792,197		51,331,981		2,500,207

Less: Net income attributable to the noncontrolling interest			4,930,571		2,895,055		304,556

Net income attributable to Yongye International, Inc.			84,861,626		48,436,926		2,195,651

Net income per share of common stock:
Basic	21	US$	1.57	US$	1.05	US$	0.07
Diluted	21	US$	1.55	US$	1.05	US$	0.07

Weighted average shares used in computation:
Basic	21		49,055,252		46,119,772		31,324,830
Diluted	21		49,161,073		46,308,924		31,324,830

Net income			89,792,197		51,331,981		2,500,207
Other comprehensive income
Foreign currency translation adjustment, net of nil income taxes			10,951,316		6,595,296		(309)

Comprehensive income			100,743,513		57,927,277		2,499,898
Less: Comprehensive income attributable to the noncontrolling interest			5,426,935		3,195,684		304,553
Comprehensive income attributable to Yongye International, Inc.		US$	95,316,578	US$	54,731,593	US$	2,195,345

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Redeemable series A Convertible Preferred Shares			Common Stock											Equity
														Accumulated		attributable to
								Additional						Other		Yongye
								Paid-in		Subscription		Retained		Comprehensive		International,		Noncontrolling		Total
	Note	Shares	Amount		Shares	Amount		Capital		receivable		Earnings		Income		Inc.		Interest		Equity
Balance as of January 1, 2009		-		-	26,760,258	US$	26,760	US$	13,633,604	US$	-	US$	13,310,794	US$	329,445	US$	27,300,603	US$	1,204,043	US$	28,504,646
Net income		-		-	-		-		-		-		2,195,651		-		2,195,651		304,556		2,500,207
Other comprehensive income		-		-	-		-		-		-		-		(306)		(306)		(3)		(309)
Common stock issued for cash May 8, 2009	15	-		-	5,834,083		5,834		7,907,201		-		-		-		7,913,035		-		7,913,035
Common stock issued for cash December 22, 2009	15	-		-	8,000,000		8,000		56,300,000		-		-		-		56,308,000		-		56,308,000
Common stock issued for cash December 31, 2009	15	-		-	1,200,000		1,200		8,548,800		(8,550,000)		-		-		-		-		-
Warrants exercised	15	-		-	2,737,900		2,738		25,532,505		-		-		-		25,535,243		-		25,535,243
Transfer of equity interest of a non-wholly owned subsidiary to non-controlling interest	3	-		-	-		-		9,461,196		-		-		-		9,461,196		2,368,804		11,830,000
Capital contribution to a non-wholly owned subsidiary	1	-		-	-		-		(2,799,998)		-		-		-		(2,799,998)		2,799,998		-

Balance as of December 31, 2009		-		-	44,532,241		44,532		118,583,308		(8,550,000)		15,506,445		329,139		125,913,424		6,677,398		132,590,822
Net income		-		-	-		-		-		-		48,436,926		-		48,436,926		2,895,055		51,331,981
Other comprehensive income		-		-	-		-		-		-		-		6,294,667		6,294,667		300,629		6,595,296
Subscription received		-		-	-		-		-		8,550,000		-		-		8,550,000		-		8,550,000
Stock issued for acquiring Customer List	8	-		-	3,600,000		3,600		21,236,400		-		-		-		21,240,000		-		21,240,000
Stock compensation to management and independent directors	15	-		-	-		-		4,310,640		-		-		-		4,310,640		-		4,310,640
Warrants exercised	15	-		-	54,803		55		469,491		-		-		-		469,546		-		469,546
Balance as of December 31, 2010		-	US$	-	48,187,044		48,187		144,599,839		-		63,943,371		6,623,806		215,215,203		9,873,082		225,088,285
Net income		-		-	-		-		-		-		84,861,626		-		84,861,626		4,930,571		89,792,197
Other comprehensive income		-		-	-		-		-		-		-		10,454,952		10,454,952		496,364		10,951,316
Stock compensation to management and independent directors	15	-		-	1,183,667		1,184		6,055,010		-		-		-		6,056,194		-		6,056,194
Issuance of redeemable series A convertible preferred shares	15	5,681,818		49,399,990	-		-		-		-		-		-		-		-		-
Balance as of December 31, 2011		5,681,818	US$	49,399,990	49,370,711	US$	49,371	US$	150,654,849	US$	-	US$	148,804,997	US$	17,078,758	US$	316,587,975	US$	15,300,017	US$	331,887,992

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2011		December 31, 2010		December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	US$	89,792,197	US$	51,331,981	US$	2,500,207
Adjustments to reconcile net income to net cash (used in)/ provided by operating activities:
Depreciation and amortization		8,574,526		3,723,839		578,511
Loss on sale of property, plant and equipment		-		-		5,995
Provision/(Reversal) of allowance for doubtful accounts		14,973,439		-		(305,338)
Change in fair value of derivative liabilities		(719,085)		41,212		24,009,802
Stock compensation expense		6,056,194		4,310,640		-
Deferred tax benefit		(2,639,450)		(154,767)		-
Changes in operating assets and liabilities (net of effect of an acquisition in 2009):
Accounts receivable		(139,381,935)		(19,252,818)		(3,099,156)
Inventories		(17,326,312)		(21,859,880)		(21,262,135)
Deposit to suppliers		8,299,720		(4,436,327)		(6,107,924)
Prepaid expenses		(4,128,949)		(603,146)		77,013
Other receivables		390,750		(354,500)		298,444
Other assets		(9,866,857)		(6,076,207)		(1,751,395)
Accounts payable- related party		-		(887,614)		832,723
Accounts payable- third parties		6,616,383		5,628,946		344,589
Income tax payable		1,060,140		1,868,346		3,860,435
Advance from customers		3,966,320		29,934		(1,843,898)
Accrued expenses		1,307,892		2,444,434		(105,659)
Other payables		1,821,586		137,178		(222,593)
Net Cash (Used in)/Provided by Operating Activities		(31,203,441)		15,891,251		(2,190,379)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash		-		(40,000)		-
Payment for intangible asset		(3,000,000)		-		-
Prepayment for mining project		-		(33,309,976)		-
Payment for land use right		(1,807,699)		-		-
Proceeds from sale of property, plant and equipment		-		93,412		12,425
Purchase of property, plant and equipment		(2,264,361)		(11,028,190)		(1,560,587)
Purchase of property, plant and equipment from a related party		-		(1,677,532)		(2,834,676)
Net Cash Used in Investing Activities		(7,072,060)		(45,962,286)		(4,382,838)

The accompanying notes are an integral part of these consolidated financial statements

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended
	December 31, 2011		December 31, 2010		December 31, 2009
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from short-term bank loans		43,314,821		-		2,923,600
Repayment of short term loans		(15,469,579)		(2,950,396)		-
Repayment of long-term loans and payables		(1,738,717)		(712,391)		(248,150)
Proceeds from common stock and warrants issued and warrants exercised		-		8,634,397		69,547,206
Proceeds from preferred shares, net of issuance cost of $600,010		49,399,990		-		-
Payment for common stock and warrants issuance costs		-		-		(4,528,456)
Net Cash Provided by Financing Activities		75,506,515		4,971,610		67,694,200
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH		2,010,397		1,494,713		(80,279)
NET INCREASE /(DECREASE) IN CASH		39,241,411		(23,604,712)		61,040,704
Cash at beginning of year		41,913,469		65,518,181		4,477,477
Cash at end of year	US$	81,154,880	US$	41,913,469	US$	65,518,181

Supplemental cash flow information:
Cash paid for income taxes	US$	19,986,864	US$	9,154,278	US$	1,136,670
Cash paid for interest expense		1,386,763		93,402		77,342

Noncash investing and financing activities:
Acquisition of property, plant and equipment included in long-term loans and payables		189,229		315,426		532,425
Acquisition of other assets included in long-term loans and payables		11,554,688		525,739		272,977
Acquisition of property, plant and equipment included in other payables		980,169		1,852,473		-

The accompanying notes are an integral part of these consolidated financial statements

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

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

In connection with the September Offering (See Note 15), the Company entered into agreements to acquire the productive assets of Shengmingsu manufacturing business from Inner Mongolia Yongye (the “Acquisition”). In October, 2009, the Company completed the Acquisition. The consideration paid for the Acquisition consisted of cash of US$4.7 million and 4.5% equity interests in Yongye Nongfeng. After the Acquisition, Inner Mongolia Yongye and ASO became 5% and 95% equity interest owner of Yongye Nongfeng, respectively.

During the year ended December 31, 2009, ASO made a capital contribution of US$55,999,965 into Yongye Nongfeng. During the year ended December 31, 2011, ASO made a capital contribution of US$42,541,199 into Yongye Nongfeng. These contributions resulted in an increase in ASO’s registered capital interest in Yongye Nongfeng to 98.8%.

On July 20, 2010, Yongye Nongfeng set up a wholly-owned subsidiary, Inner Mongolia Yongye Fumin Biotechnology Co., Ltd. (“Yongye Fumin”), with registered capital of US$14,731,880 (equivalent to RMB100 million). Yongye Fumin is engaged in the manufacturing and sale of fulvic acid based liquid and powder nutrient compounds. Yongye Fumin was established to expand the production capacity for fulvic acid based liquid and powder nutrient compounds, and to produce humic acid using lignite coal (See Note 10). The construction of the production plant of Yongye Fumin, which is located in Wuchuan County, was completed in the fourth quarter of 2010.

In May 2011, the Company entered into a securities purchase agreement with MSPEA Agriculture Holding Limited (“MSPEA”), an affiliate of Morgan Stanley, and Full Alliance International Limited (“Full Alliance”), the Company’s largest shareholder. According to the agreement, the Company issued 5,681,818 shares of redeemable Series A convertible preferred shares to MSPEA on June 9, 2011 (“Issuance Date”) for total gross proceeds of US$50 million. The redeemable Series A convertible preferred shares are convertible into common stock of the Company at an initial conversion price of US$8.80 subject to certain adjustments as specified in the agreement (See Note 15).

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the allowance for doubtful accounts; the fair value determination of financial and equity instruments and stock compensation awards, the realizability of deferred tax assets and inventories; the recoverability of goodwill, intangible asset, land use right and property, plant and equipment; and accruals for income tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute, the accounts receivables aging and customers’ repayment patterns. The Company reviews its allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

REVENUE RECOGNITION

The Company manufactures and sells two principal products which are plant product and animal product. Sales of plant product were US$386,166,674, US$207,514,478 and US$91,172,988 for the years ended December 31, 2011, 2010 and 2009, respectively. Sales of animal product were US$4,212,815, US$6,577,238 and US$6,919,854 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company sells its products primarily through approved distributors. As of December 31, 2011 and 2010, the Company sold its products to 25 approved distributors, and as of December 31, 2009, the Company sold its products to 8 approved distributors.

Revenue on product sales is recognized when:

•	Persuasive evidence of an agreement with the customer exists which is evidenced by signed distributor sales contract;

•	Delivery of the products has occurred and accepted by the customers, which is evidenced by goods receipt notes signed by the customers. According to the distributor sales contracts between the Company and its customers, the risks and rewards of ownership of the products is transferred to the customers upon the issuance of the goods receipt notes and there are no rights of return that may be exercised at will by the customers (other than for defective products). After the goods receipt notes are signed, the Company has no remaining obligations that affect the customers’ acceptance of the products. For the years ended December 31, 2011, 2010 and 2009, there was no sales return from the customers;

•	The selling price, which is specified in the distributor sales contract, is fixed. Under the distributor sales contract, upon the sale of the products to the customers and the issuance of the good receipts notes, the Company has the legal enforceable right to receive full payment of the sales amount. The customers’ obligation to pay the Company is not dependent on the customer selling the products or collecting cash from their customers (or end users); and

•	Collectability at time of delivery for sales is reasonably assured. To the extent, the Company determines that collectability is not reasonably assured at time of delivery of the products to the distributors, revenue is not recognized until the Company determines that collectability is reasonably assured, which generally is evidenced by receipt of cash. As a matter of business practice, the Company provides credit term up to six months to customers with well-established trading records, which the Company believes is also the credit term offered by other PRC’s manufacturing companies in the agricultural industry.

OPERATING LEASE

The Company leases office premises under non-cancelable operating leases. Payments made under operating leases are charged to the consolidated statements of comprehensive income on a straight-line basis over the lease term.

ADVERTISING COSTS

Advertising costs are expensed as incurred and included in selling expenses. Advertising costs for the years ended December 31, 2011, 2010 and 2009 were US$31,283,339, US $27,253,854, and US $10,384,724, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Research and development costs for the years ended December 31, 2011, 2010 and 2009 were US$13,130,627, US$4,852,004 and US$1,690,248, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall , long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2011, 2010 and 2009.

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

The Company performs its annual impairment review of goodwill at each September 30, and when a triggering event occurs between annual impairment tests. No impairment of goodwill was recorded for the years ended December 31, 2011, 2010 and 2009.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of comprehensive income in the period that includes the enactment date. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as a component of income tax expense in the consolidated statements of comprehensive income.

EMPLOYEE BENEFIT PLANS

Pursuant to relevant PRC regulations, Yongye Nongfeng and Yongye Fumin are required to make contributions to various defined contribution plans organized by municipal and provincial PRC governments. The contributions are made for each PRC employee at rates ranging from 40.8% to 42.8% on a standard salary base as determined by the local social security bureau. Contributions to the defined contribution plans are charged to the consolidated statements of comprehensive income when the related service is provided. For the years ended December 31, 2011, 2010 and 2009, contributions to the defined contribution plans were US$367,824, US$322,266, and US$133,367, respectively.

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

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The Company’s reporting currency is the US dollar. The financial position and results of operations of the Company’s subsidiaries in the PRC are measured using the Renminbi as the functional currency. Assets and liabilities of the subsidiaries are translated at the prevailing exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange during the period. Translation adjustments are included as a component of comprehensive income in the consolidated statements of comprehensive income.

In June 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-05, Comprehensive income (Topic 220), Presentation of Comprehensive Income. ASU 2011-05 increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The Company has early adopted ASU 2011-05.

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

The Company did not have any nonfinancial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2011, 2010 and 2009.

EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common stock outstanding during the year using the two-class method. Under the two-class method, net income attributable to common stockholders is allocated between common stock and other participating securities based on participating rights in undistributed earnings. Nonvested shares and redeemable Series A convertible preferred shares are participating securities since the holders of these securities participate in dividends on the same basis as common stockholders. Diluted EPS is calculated by dividing net income attributable to common stockholders as adjusted for the effect of dilutive common stock equivalent, if any, by the weighted average number of common stock and dilutive common stock equivalent outstanding during the year. Potential dilutive securities are not included in the calculation of diluted earnings per share if the impact is anti-dilutive.

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

REDEEMABLE PREFERRED SHARES

The holders of the redeemable Series A convertible preferred shares issued by the Company have the right to require the Company to redeem all or a portion of the outstanding redeemable Series A convertible preferred shares upon the occurrence of certain conditions. When it is probable that the redeemable Series A convertible preferred shares will become redeemable, the Company recognizes changes in the redemption value immediately as they occur and adjust the carrying value of the Series A convertible preferred shares to equal the redemption value at the end of each reporting period. The Company assesses the probability of whether the redeemable Series A convertible preferred shares are redeemable at each reporting period end.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350). ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.

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

The following summarize the fair value of the total consideration transferred.

Consideration	Fair value
Cash	US$	4,692,265
4.5% equity interest in Yongye Nongfeng		11,830,000
Total consideration	US$	16,522,265

The estimated fair value of the 4.5% equity interest in Yongye Nongfeng was determined by an independent valuer by using discount cash flow model.

The difference between the fair value of 4.5% equity interest transferred and the amount by which noncontrolling interest is adjusted due to the transfer is recognized in additional paid-in capital and amounted to US$9,461,196.

The fair value of the total consideration transferred was allocated as follows:

	Fair value		Useful life
Property, plant and equipment
- Buildings	US$	1,443,489	30 years
- Machinery and equipment		577,191	10 years
- Vehicles		351,161	10 years
- Office equipment and furniture		13,280	5 years
Total property, plant and equipment		2,385,121
Land use right		4,188,750	48 years
Goodwill		9,948,394

Total consideration	US$	16,522,265

The goodwill of US$9,948,394 arising from the Acquisition consists largely of the synergies and cost reductions through economies of scale.

Unaudited supplemental pro forma financial information

The following unaudited supplemental pro forma financial information represents the consolidated results of operations of the Company as if the Acquisition had occurred as of the beginning of January 1, 2009. The unaudited supplemental pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the acquisition at the beginning of the period. In addition, the unaudited supplemental pro forma financial information does not attempt to project the future results of operations after the Acquisition.

	For the Year Ended
	December 31, 2009

Revenues	US$	98,092,842
Net income		2,654,684
Net income per share attributable to Yongye International, Inc.
Basic	US$	0.07
Diluted		0.07

Since the acquisition date, the revenues from Shengmingsu manufacturing business, which were all inter-company sales, were eliminated in the consolidated financial statements.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011		December 31, 2010

Accounts receivable	US$	168,852,106	US$	26,110,813
Less: allowance for doubtful accounts		(15,222,584)		-
Total	US$	153,629,522	US$	26,110,813

There was no write-off of accounts receivable for the years ended December 31, 2011, 2010 and 2009. As of March 15, 2012, accounts receivable amounting to approximately US$73 million were subsequently collected.

The activities in the allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009 are as follows:

	For the Years Ended
	December 31, 2011		December 31, 2010		December 31, 2009

Allowance for doubtful accounts at beginning of year	US$	-	US$	-	US$	-
Charged to bad debt expense		14,973,439		-		-
Foreign currency translation adjustment		249,145		-		-
Allowance for doubtful accounts at end of year	US$	15,222,584	US$	-	US$	-

The Company considers historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute and past due, the accounts receivables aging and customers’ repayment patterns. Past due balances are reviewed individually for collectability. The provision for doubtful receivables is recorded in general and administrative expenses.

NOTE 5 – INVENTORIES

Inventories at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011		December 31, 2010

Finished goods	US$	75,073,119	US$	50,435,480
Work in progress		10,028,719		14,683,295
Raw materials		805,534		641,051
Consumables and packing supplies		209,628		118,221
Total	US$	86,117,000	US$	65,878,047

As of December 31, 2011, certain finished goods of US$18,872,375, were pledged as security for a short-term bank loan (See Note 12). In addition, as of December 31, 2011, finished goods included US$6,340,411 of products that were sold to customers for which the related revenue was not recognized in accordance with the Company’s accounting policy on revenue recognition.

NOTE 6 – DEPOSITS FOR SUPPLIERS

The Company is required to pay deposits to the suppliers for the full amount of certain raw materials ordered. These raw materials primarily consist of lignite coal, chemical component materials and packing materials. The lignite coal and most chemical component materials will be consumed in the production process at Yongye Nongfeng and Yongye Fumin. As of December 31, 2011 and 2010, the deposits to suppliers amounted to US$2,616,231 and US$10,845,221, respectively.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011		December 31, 2010

Buildings	US$	14,329,776	US$	13,168,830
Machinery and equipment		7,025,521		6,567,721
Office equipment and furniture		511,713		484,468
Vehicles		2,406,278		2,110,077
Software		19,909		19,146
Leasehold improvements		902,962		754,085
		25,196,159		23,104,327

Less: Accumulated depreciation and amortization		3,266,715		1,557,175

Total	US$	21,929,444	US$	21,547,152

Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2011, 2010 and 2009 was US$1,709,540, US$872,324, and US$545,887, respectively.

As of December 31, 2011 and 2010, sixteen and twenty-five vehicles with initial carrying amount of US$794,984 and US$1,247,575 were pledged as security for the long-term bank loans of US$189,229 and US$315,426, respectively. The bank loans were provided for the purchases of the vehicles (See Note 13).

As of December 31, 2011, the Company pledged its building with an original carrying amount of approximately US$6,053,000 as security for a short-term bank loan (See Note 12).

NOTE 8 – INTANGIBLE ASSET

Intangible asset at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011
	Weighted
	average	Gross				Net
	amortization	carrying			Accumulated	carrying
	period	amount			amortization	amount
Amortizing intangible assets:
Customer List	9 years	US$	25,897,553	US$	(4,316,259)	US$	21,581,294
Patent	10 years		114,327		(45,731)		68,596
Total		US$	26,011,880		(4,361,990)		21,649,890

	December 31, 2010
	Weighted
	average	Gross				Net
	amortization	carrying			Accumulated	carrying
	period	amount			amortization	amount
Amortizing intangible assets:
Customer List	9 years	US$	24,905,410	US$	(1,383,634)	US$	23,521,776
Patent	10 years		109,947		(32,984)		76,963
Total		US$	25,015,357		(1,416,618)		23,598,739

Amortization expense for the years ended December 31, 2011, 2010 and 2009 was US$2,945,372, US$1,360,281, and US$10,627, respectively. The estimated annual amortization expense for intangible asset in each of the next five years is US$2,888,939.

On July 1, 2010, Yongye Nongfeng entered into an agreement with its provincial level distributor in Hebei Province, the PRC (“Seller”) to purchase the customer list, including the customer relationships, from Seller (“Customer List”). The acquisition of the Customer List allows Yongye Nongfeng to sell its products to sub-provincial level or regional distributors in Hebei Province directly. The consideration of the Customer List was 3,600,000 shares of common stock of the Company which was issued in July 2010 and US$3 million cash. The US$3 million cash consideration was paid in March 2011.

The Company determined that a nine-year period to amortize the customer list was appropriate, following the pattern in which the expected benefits of the acquired asset will be consumed or otherwise used up. The Company’s contract period with the provincial distributors (including sub-provincial level distributors after the acquisition) generally is for a period of three-years. The Company believes that it has historical experience in renewing or extending similar distributor contracts, which is consistent with the intended use of the Customer List. There are no legal or regulatory provisions that limit the useful life of the Customer List or that cause the cash flows and useful life of the Customer List to be constrained. In addition, the Company expects the effect of obsolescence, demand, competition, and other economic factors to be minimal.

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

NOTE 9 – LAND USE RIGHT

As of December 31, 2011 and 2010, land use right represented:

	December 31, 2011		December 31, 2010

Land use right	US$	6,342,142	US$	4,331,801
Less: Accumulated amortization		212,991		113,795
Total	US$	6,129,151	US$	4,218,006

As of December 31, 2011, the Company pledged its land use right with an original carrying amount of approximately US$4,504,000 as security for a short-term bank loan (See Note 12).

NOTE 10 - PREPAYMENT FOR MINING PROJECT

On March 1, 2010, the Company entered into an agreement with its then major humic acid supplier, Wuchuan Shuntong Humic Acid Company Ltd. (“Vendor”), to acquire the permit for the rights to explore, develop and produce lignite coal resources (the “Mineral Right”) in a certain area of Wuchuan County (the “Project Site”) for cash consideration of approximately RMB 240 million or USD $35 million. The permit allows the Company to complete all necessary administrative procedures and obtaining government approvals to acquire the Mineral Right. Pursuant to the agreement, Vendor is to assist the Company in completing all necessary administrative procedures and obtaining government approvals.

In August 2011, Inner Mongolia’s Ministry of Land and Resources granted the Company a Mineral Resource Exploration Permit which gives it exclusive exploration rights for the 29.74 square kilometer Project Site for an initial period of three years effective August 2, 2011. As of December 31, 2011, the Company has not obtained certain other government approvals, including Geologic Report and Geologic Exploration Report, for it to acquire the Mineral Right. The Company believes the cost to be incurred in completing the remaining administrative procedures and obtaining government approvals are not significant. The Project Site in Wuchuan is located near Yongye Fumin’s production plant which manufactures the majority of the Company’s products. The Company believes the acquisition of the Mineral Right will allow it to secure a long term supply of humic acid, which is a major raw material used in the manufacture of fulvic acid based liquid and powder nutrient compounds, and which is sourced from lignite coals.

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

The cost of these vehicles has been recorded as “Other asset” which is expensed over a five-year period in “Cost of Sales”. In addition, as of December 31, 2011, other assets included an amount of US$4,857,800 representing the tax effect of the difference between the amount paid for the vehicles and the tax basis of the assets (See Note 17).

NOTE 12 – SHORT-TERM BANK LOAN

In April 2011, Yongye Nongfeng obtained two short-term bank loans of RMB 52,500,000 (equivalent to US$8,209,282) and RMB 47,500,000 (equivalent to US$7,427,446), with fixed annual interest rate of 7.878% and 8.203%, respectively, from China Everbright Bank. These two short-term bank loans are guaranteed by the Company’s Chairman. Yongye Nongfeng repaid the short-term loans in December 2011.

In December 2011, Yongye Nongfeng obtained two short-term bank loans of RMB 60,000,000 (equivalent to US$9,436,188) and RMB 120,000,000 (equivalent to US$18,872,375) from China Citic Bank. These two short-term bank loans carry a fixed annual interest rate of 7.93% and are pledged by the inventory, land use right and buildings of Yongye Nongfeng. The two short-term loans are due on June 22, 2012.

NOTE 13 – LONG-TERM LOANS AND PAYABLES

As of December 31, 2011 and 2010, the long-term loans and payables consisted of the following:

	December 31, 2011		December 31, 2010

Vehicle loans-employees	US$	189,229	US$	315,426
Vehicle loans-distributors		11,554,688		525,739
Total	US$	11,743,917	US$	841,165

As of December 31, 2011 and 2010, vehicle-employees loans of US$189,229 and US$315,426, respectively, were secured by sixteen and twenty-five vehicles with initial carrying amount of US$794,984 and US$1,247,575, respectively. The vehicle loans are payable in monthly installments over three to five years. Interest rates on the loans range from 5.40% to 14.54% annually, and are subject to the change of the base interest rate prescribed by People’s Bank of China. The vehicle loans were obtained by individual employees of the Company after the Company made the initial down payment of the purchase price of the vehicles. The Company and the individual employees entered into trust agreements that stipulate that (i) the vehicles are legally registered under the individuals’ name, (ii) the Company has the rights of official use, (iii) the Company has the rights to the legal title of the vehicles at all times and entitles it to change the registered owner to the Company or designated third party at any time, (iv) the Company assumes the risk of loss, damage, penalty and other obligations related to the operation and ownership of the vehicle to the extent that the loss or damages were not caused by the individuals’ improper use of the vehicle, (v) the individuals have no right to sell, lease, lend or pledge the vehicles to any other person or entity, and (vi) the Company is obligated to repay the loans in full, and to bear the costs of the related repairs, maintenance, insurance and taxes. Consequently, the Company has recognized the cost of the vehicles as other assets and the loans as liabilities in its consolidated balance sheet.

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

The aggregate maturities of the long-term loans and payables for each of the five years subsequent to December 31, 2011 are: US$4,279,234, US$4,414,836, US$3,049,045, US$802, and US$0, respectively.

NOTE 14 – OTHER PAYABLES

Other payable as of December 31, 2011 mainly represented payable of US$980,169 for the construction of the production plant in Yongye Fumin and non income tax payable of US$1,834,577. Other payable as of December 31, 2010 mainly represented consideration payable of US$3 million for the acquisition of Customer List (See Note 8), and payable of $1,852,473 for the construction of the production plant in Yongye Fumin.

NOTE 15 – EQUITY FINANCING

Capital stock

Concurrent with the Share Exchange, the Company entered into a securities purchase agreement on April 17, 2008 with certain investors (the “April Investors”) for the sale in a private placement of an aggregate of 6,495,619 shares of the Company’s common stock, par value US$0.001 per share (the “April Investor Shares”) and 1,623,905 warrants (See below) for aggregate gross proceeds equal to US$10,000,651 (the “April Offering”).

On September 5, 2008, the Company entered into a securities purchase agreement with certain investors (the “September Investors”), for the sale in a private placement of an aggregate of 6,073,006 shares of the Company’s common stock, par value US$0.001 per share (the “September Investor Shares”) and 1,518,253 warrants (See below) for aggregate gross proceeds equal to approximately US$9,350,000 (the “September Offering”).

On May 8, 2009, the Company entered into a securities purchase agreement with certain investors (the “May Investors”), for the sale in a private placement of an aggregate of 5,834,083 shares of the Company’s common stock, par value US$0.001 per share (the “May Shares”) for aggregate gross proceeds equal to US$8,984,595 (the “May Offering”).

On December 17, 2009, the Company entered into an underwriting agreement with Roth Capital Partners, LLC (“Roth”) and Oppenheimer and Company Inc. (the “Underwriters”), pursuant to which the Company agreed to issue and sell 8,000,000 shares of common stock (the “Firm Stock”), par value US$0.001 per share, to the Underwriters at a price per share of US$7.50 (the “December Offering”). The sale of the Firm Stock was priced on December 17, 2009 and closed on December 22, 2009. The aggregate proceeds from the offering were US$60,000,000. Underwriting discounts and commissions and offering expenses were US$3,692,000 and were recorded as a reduction of additional paid-in capital.

The Company also granted the Underwriters an option to purchase up to an additional 1,200,000 shares to cover over-allotments, if any, at the same price as the Firm Stock. On December 31, 2009, the Underwriters agreed to purchase the over-allotment for gross proceeds of US$9,000,000, which, after net of commissions and discounts of US$450,000, was received on January 4, 2010.

In connection with the acquisition of Customer List (See Note 8) in July 2010, the Company issued 3,600,000 shares of its common stock to the Seller as part of the consideration.

In October 2010, the Company granted 1,183,667 unvested shares to management and independent directors of the Company in accordance with Yongye International, Inc. 2010 Omnibus Securities and Incentive Plan, as an incentive to such individuals to promote the success of the Company’s business. Management was granted 1,137,000 shares on October 8, 2010, and the independent directors were granted 46,667 shares on October 15, 2010 (See below). As of June 30, 2011, all shares have been vested.

On October 10, 2011, the Company granted 1,166,333 unvested shares to management and independent directors of the Company in accordance with Yongye International, Inc. 2010 Omnibus Securities and Incentive Plan, as an incentive to such individuals to promote the success of the Company’s business. As of December 31, 2011, the shares are not yet vested.

Redeemable Series A convertible preferred shares

In May 2011, the Company entered into a securities purchase agreement with MSPEA, an affiliate of Morgan Stanley, and Full Alliance, the Company’s largest shareholder. Pursuant to the terms of the agreement, on June 9, 2011 the Company issued 5,681,818 shares of redeemable Series A convertible preferred shares to MSPEA for gross proceeds of US$50 million. The redeemable Series A convertible preferred shares are convertible into common stock of the Company at an initial conversion price of US$8.80, subject to further adjustments as discussed below.

The significant terms of the redeemable Series A convertible preferred shares are as follows:

Liquidation Preference

In the event of liquidation, whether voluntary or involuntary, the holders of the redeemable Series A convertible preferred shares then outstanding shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of the common stock, with respect to each outstanding share of redeemable Series A convertible preferred shares, an amount equal to the greater of (i) the original issue price, representing US$8.80 per share of redeemable Series A convertible preferred shares, plus (a) all accrued but unpaid preferred dividends and (b) other declared but unpaid dividends on redeemable Series A convertible preferred shares, and (ii) such amount per share as would have been payable had all shares of redeemable Series A convertible preferred shares been converted into common stock immediately prior to such liquidation.

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

Conversion

At any time after issuance, each holder of any shares of redeemable Series A convertible preferred shares then outstanding may, at such holder’s option, elect to convert all or any portion of the shares of redeemable Series A convertible preferred shares held by such holder into a number of fully paid and non-assessable shares of common stock. The initial conversion price is US$8.80 per share and is subject to customary anti-dilution adjustments for issuances of shares of common stock as a dividend or distribution on shares of the common stock, or mergers or reorganizations or future issuances of other Company’s securities at a price lower than the then applicable conversion price. Additionally, the conversion price is subject to upward or downward adjustments, depending upon the Actual Net Income (as defined below) being greater than or lower than the Cumulative Net Income Guarantee (as defined below) of the corresponding period, provided that (i) the conversion price, as adjusted, shall not exceed US$15.00 per share, and (ii) the sum of all shares of common stock issuable to the holders of redeemable Series A convertible preferred shares as a result of conversions, dividends, or distributions, or common stock acquired shall not exceed 9,869,205, or 19.99% of the total number of shares of common stock outstanding on May 29, 2011, which is the date the Company entered into the securities purchase agreement for the issuance of redeemable Series A convertible preferred shares.

The Actual Net Income means, in respect of any fiscal year or quarter, the consolidated net income of the Company for such fiscal year or quarter (as applicable), after all charges and provisions for taxes and minority interests and adjusted to exclude certain items, as audited (for fiscal years) or reviewed (for fiscal quarters) in accordance with U.S. GAAP.

The Cumulative Net Income Guarantee is defined as: US$84 million for fiscal 2011, US$210 million for the cumulative period of fiscal 2011 through fiscal 2012, US$399 million for the cumulative period of fiscal 2011 through fiscal 2013, and US$682.5 million for the cumulative period of fiscal 2011 through fiscal 2014.

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

Based on the historical income level, year to date income and projected net income and earnings per share for the next four years, management believes it is not probable that the Series A convertible preferred shares are redeemable as at December 31, 2011. The Company assesses the probability of whether the redeemable Series A convertible preferred shares are redeemable at each reporting period end.

Warrants

Concurrent with the April Investor Shares, the Company issued 1,623,905 warrants to purchase 1,623,905 shares of the Company’s common stock (the “April Warrants”) to the April Investors as an inducement to the April Offering. The warrants issued have a five-year exercise period with an initial exercise price of US$1.848. In addition, 649,562 warrants were issued to Roth as the placement agent with terms and exercise price identical to the warrants issued to the April Investors.

Concurrent with the September Investor Shares, the Company issued 1,518,253 warrants to purchase 1,518,253 shares of the Company’s common stock (the “September Warrants”) to the September Investors as an inducement to the September Offering. The warrants issued have a five-year exercise period with an initial exercise price of US$1.848. In addition, 607,301 warrants were issued to Roth as the placement agent with terms and exercise price identical to the warrants issued to the September Investors.

On September 12, 2008, Roth executed an irrevocable cashless exercise of its warrants and was issued 686,878 shares of common stock of the Company. In exchange for the issuance of 354,987 shares, Roth surrendered 649,562 warrants received in the April Offering; and in exchange for the issuance of 331,891 shares, Roth surrendered 607,301 warrants received in the September Offering.

Concurrent with the offering of the “May Shares”, the Company issued to Roth as the placement agent, 246,224 warrants (“May Warrants”). The warrants have a five-year exercise period and an initial exercise price of US$1.848. On November 9, 2009, Roth executed an irrevocable cashless exercise of all the “May Warrants”. The Company issued 198,247 shares of common stock of the Company in exchange for the surrender of all the May Warrants.

During the year ended December 31, 2011, no “April Warrants” and “September Warrants” were exercised by April Investors and September Investors.

During the year ended December 31, 2010, 54,803 “April Warrants” and “September Warrants” were exercised by certain April Investors and September Investors. In connection with the exercise, the Company issued 54,803 shares of common stock and received US$84,397 from warrant holders that cash exercised.

During the year ended December 31, 2009, 2,939,183 “April Warrants” and “September Warrants” were exercised by certain April Investors and September Investors, some of whom elected cashless exercise. In connection with the exercise, the Company issued 2,539,653 shares of common stock and received US$526,611 from warrant holders that cash exercised.

According to the terms of these warrants, the Company could be required to pay cash to the warrant holders under certain events that are not within the control of the Company.  Specifically, upon the occurrence of certain “fundamental transactions” as defined, the warrant holders (but not the shareholders of the Company’s common stock) are entitled to receive cash equal to the value of the warrants to be determined based on an option pricing model and certain specified assumptions set forth in the warrant agreement.  In addition, the terms of the warrants include a “down-round” provision under which the exercise price could be affected by future equity offerings undertaken by the Company.  If the Company issues any common stock or common stock equivalents, as defined, at any time the warrants are outstanding, at an effective price less than the then warrant exercise price, the exercise price of warrants will be reduced to the effective price of newly issued common stock or common stock equivalents.  In the “May Offering”, the Company issued new common stock at a price of US$1.54 per share and accordingly, the exercise price of the April Warrants and the September Warrants was reduced to US$1.54 per share.  The exercise price of the May Warrants (US$1.848) was not affected but is also subject to potential down-round adjustments in future periods. As of December 31, 2011 and 2010, there were 148,172 warrants outstanding, of which 48,714 and 99,458 warrants will expire if unexercised by April 2013 and September 2013, respectively.

The potential cash payments and the down-round provision preclude the classification of these warrants as equity. Accordingly, the warrants are accounted for as a liability and adjusted to fair value through earnings at each reporting date. The gain resulting from the decrease in fair value of warrants was US$719,085 for the year ended December 31, 2011. The loss resulting from the increase in fair value of warrants was US$41,212 and US$24,009,802 for the years ended December 31, 2010 and 2009, respectively.

The estimated fair values of the warrants issued to April Investor and September Investor were determined at December 31, 2011 and 2010 using Binominal Option Pricing Model with Level 2 inputs. The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were measured at fair value on a recurring basis as of December 30, 2011 and 2010.

	Fair Value Measurements Using:
			Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs		Significant Unobservable Inputs
December 31, 2011	Total		Level 1	Level 2		Level 3

Liabilities at fair value:
Derivative liabilities—warrants	US$	317,183	-	US$	317,183	-

	Fair Value Measurements Using:
			Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs		Significant Unobservable Inputs
December 31, 2010	Total		Level 1	Level 2		Level 3

Liabilities at fair value:
Derivative liabilities—warrants	US$	1,036,268	-	US$	1,036,268	-

The fair values of the warrants are summarized as follows:

	April Warrants		September Warrants
Fair value of warrant per share at:
Date of issuance	US$	1.07	US$	2.08
December 31, 2010		6.97		7.00
December 31, 2011		2.11		2.16

The fair values of the warrants outstanding as of December 31, 2011 and 2010 were determined based on the Binominal option pricing model, using the following key assumptions:

	December 31, 2011				December 31, 2010
	April Warrants		September Warrants		April Warrants		September Warrants

Expected volatility		65.5%		64.1%		67.5%		67.0%

Expected dividends yield		0%		0%		0%		0%

Time to maturity		1.3 years		1.7 years		2.3 years		2.7 years

Risk-free interest rate per annum		1.202%		1.202%		1.483%		1.483%

Fair value of underlying common shares (per share)	US$	3.52	US$	3.52	US$	8.40	US$	8.40

Stock-based compensation

Pursuant to the 2010 Omnibus Securities and Incentive Plan (the “Plan”), which was approved by the stockholders of the Company in the annual meeting held on June 11, 2010, the Company was authorized to issue up to 2,350,000 shares of the Company’s common stock to selected executives, key employees and directors. The number of shares of the Company’s common stock that can be issued is limited to an aggregate of 1,500,000 shares in any calendar year. The purpose of the Plan is to provide incentives to such individuals to promote the success of the Company’s business.

In October 2010, the Company granted 1,183,667 unvested shares to management and independent directors of the Company in accordance with the Plan. Management was granted 1,137,000 shares on October 8, 2010, and the independent directors were granted 46,667 shares on October 15, 2011. The unvested shares vested in April 2011.

In October 2011, the Company granted 1,166,333 unvested shares to management and independent directors of the Company in accordance with the Plan. Management was granted 1,073,000 shares, and the independent directors were granted 93,333 shares on October 10, 2011. The unvested shares vest in October 2012.

At December 31, 2011, there was US$3,769,677 unrecognized compensation cost related to unvested shares granted under the Plan, which is expected to be recognized over a weighted average period of approximately 9 months. The total stock-based compensation cost recognized in the general and administrative expenses for the years ended December 31, 2011 and 2010 were US$6,056,194 and US$4,310,640, respectively.

A summary of the Company’s unvested shares as of December 31, 2011, and changes during the years ended December 31, 2011 and 2010, is presented below:

		Weighted average
	Number of	grant-date
Unvested shares	Shares	fair value
Balance at January 1, 2010	-		-
Granted	1,183,667	US$	9,261,239
Vested	-		-
Forfeited	-		-
Balance at December 31, 2010	1,183,667		9,261,239
Granted	1,166,333		4,875,272
Vested	(1,183,667)		(9,261,239)
Forfeited	-		-
Balance at December 31, 2011	1,166,333	US$	4,875,272

NOTE 16 – STATUTORY RESERVE

Yongye Nongfeng and Yongye Fumin are required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principle in the PRC to a statutory surplus reserve until the reserve balance reaches 50% of its registered capital. For the years ended December 31, 2011 and 2010, Yongye Nongfeng and Yongye Fumin made appropriations to this statutory reserve of US$11,808,095, and US$5,051,225, respectively. The accumulated balance of the statutory reserve of Yongye Nongfeng and Yongye Fumin as of December 31, 2011 and 2010 was US$21,723,169 and US$9,915,074, respectively.

In accordance with the PRC laws and regulations, Yongye Nongfeng and Yongye Fumin are restricted in its ability to transfer a portion of its net assets to the Company in the form of dividends, which amounted to US$20,637,011, representing the amount of accumulated balance of statutory reserve of Yongye Nongfeng and Yongye Fumin attributable to the Company as of December 31, 2011.

NOTE 17 – INCOME TAXES

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

Hong Kong

ASO is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5% from 2009 to 2011. ASO did not earn any income that was derived in Hong Kong for the years ended December 31, 2011, 2010 and 2009, and therefore, ASO was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiaries are subject to PRC income tax at 25%, unless otherwise specified. Yongye Nongfeng was entitled to a preferential income tax rate of 15% for the years ended December 31, 2009 and 2010. During the year ended December 31, 2011, Yongye Nongfeng received a High-Tech Enterprise Certificate which entitles it to a preferential tax rate of 15% for three years starting from January 1, 2010.

The components of earnings (losses) before income taxes are as follows:

	For the Years Ended
	December 31, 2011		December 31, 2010		December 31, 2009

PRC, excluding Hong Kong	US$	117,018,975	US$	68,768,959	US$	32,231,552
U.S.		(5,287,109)		(4,351,878)		(24,009,820)
Hong Kong		(3,532,115)		(2,217,243)		(724,420)
Total	US$	108,199,751	US$	62,199,838	US$	7,497,312

Income tax expense for the years ended December 31, 2011, 2010 and 2009 represents PRC current income tax expense and deferred tax benefit:

	For the Years Ended
	December 31, 2011		December 31, 2010		December 31, 2009

Current income tax expense	US$	21,047,004	US$	11,022,624	US$	4,997,105
Deferred tax benefit		(2,639,450)		(154,767)		-
	US$	18,407,554	US$	10,867,857	US$	4,997,105

Reconciliation between income tax expense and the amounts computed by applying the PRC statutory tax rate of 25% to earnings before income tax expense is as follows:

	For the Years Ended
	December 31, 2011		December 31, 2010		December 31, 2009

Computed expected tax expense	US$	27,049,938	US$	15,549,959	US$	1,874,328
Tax rate differential for a non-PRC entity		(475,840)		(391,669)		(2,160,884)
Tax effect of an entity not subject to income tax		883,029		554,311		181,105
Non-taxable income		(261,489)		-		-
Non-deductible expenses
Stock-based compensation		2,059,106		1,465,618		-
Staff education fee		266,634		216,065		38,935
Entertainment expenses		88,091		68,051		42,425
Loss in fair value of derivative liabilities		-		14,012		8,163,333
Others		336,911		739,916		142,431
Tax rate preferential		(13,485,243)		(7,348,415)		(3,284,574)
Tax rate differential on deferred tax items		1,946,417		-		-
Change in valuation allowance		-		9		6
Income tax expense	US$	18,407,554	US$	10,867,857	US$	4,997,105

The PRC tax rate has been used because the majority of the Company’s consolidated pre-tax earnings arise in the PRC.

As of December 31, 2011 and 2010, significant temporary differences between the tax basis and financial statements basis of accounting for assets and liabilities that gave rise to deferred taxes were principally related to the following:

	December 31, 2011		December 31, 2010

Deferred tax assets:
Provision of allowance for doubtful accounts	US$	2,283,388	US$	-
Tax loss carryforwards		389,318		547,993
Less: valuation allowance		(389,318)		(389,318)
Deferred tax assets, net	US$	2,283,388	US$	158,675

Deferred tax liabilities arising from:
Other assets	US$	4,857,800	US$	-
Deferred tax liabilities	US$	4,857,800	US$	-

Classification on consolidated balance sheets:
Deferred tax assets - current	US$	2,283,388	US$	158,675

Deferred tax liabilities - non-current	US$	4,857,800	US$	-

The Company’s net deferred tax assets of US$2,283,388 as of December 31, 2011 represents provision of allowance for doubtful accounts of US$15,222,584.

The Company’s net deferred tax assets of US$158,675 as of December 31, 2010 represents tax loss carry-forwards of US$619,069 from Yongye Fumin, which was utilized during the year ended December 31, 2011.

As of December 31, 2011, for United States federal income tax purposes, the Company had tax loss carry-forwards of approximately US$1,145,053, of which US$25,238, US$1,119,771, US$18 and US$26 would expire on December 31, 2027, 2028, 2029 and 2030, respectively, if unused. In view of its cumulative loss position, full valuation allowances were provided as of December 31, 2011 and 2010.

The increase in valuation allowance during the years ended December 31, 2011, 2010 and 2009 were $0, $9 and $6.

According to the prevailing PRC income tax law and its relevant regulations, dividends related to earnings accumulated beginning on January 1, 2008 and paid to non-PRC-resident enterprises by the Company are subject to withholding tax at 10%, unless reduced by tax treaties or similar arrangement. Undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. The Company’s distributions from its PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable qualified foreign tax credits. Due to the Company’s plan and intention to reinvest its earnings in its PRC business, the Company has not provided for deferred tax liabilities amounting to US$57,508,310 and US$28,813,643 (which does not include any potential qualified foreign tax credits or potential PRC dividend withholding taxes), for U.S. federal income tax purposes on its PRC subsidiaries’ undistributed earnings as of December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, the undistributed earnings of the Company’s PRC subsidiaries were approximately US$169,142,088 and US$84,829,322, respectively.

The Company and its subsidiaries file income tax returns in the United States and the PRC. The Company is subject to U.S. federal income tax examination by tax authorities for tax years beginning in 2007.  According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to either errors made by the tax authorities, or computational errors made by the taxpayer or the withholding agent. The statute of limitation is extended to five years under special circumstances where the underpayment of taxes is more than RMB 100,000 (US$15,000). There is no statute of limitations in the case of tax evasion. The PRC tax returns for the Company’s PRC subsidiary are open to examination by the PRC state and local tax authorities for the tax years beginning in 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits in the PRC for the years ended December 31, 2011, 2010 and 2009 is as follows:

	For the Years Ended
	December 31, 2011		December 31, 2010		December 31, 2009
Balance as at January 1	US$	3,885,856	US$	-	US$	-
Additions based on tax positions related to the prior year		411,986		3,885,856		-

Balance as at December 31	US$	4,297,842	US$	3,885,856	US$	-

Included in the balance of unrecognized tax benefits as of December 31, 2011 and 2010 are potential benefits of US$411,986 and US$3,885,856, respectively, if recognized, would affect the effective tax rate. As of December 31, 2010, the amount of unrecognized tax benefits was included in income tax payable of US$6,137,119. The Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. The unrecognized tax benefits as of December 31, 2010 represent the difference between the income tax provision computed in accordance with the relevant tax regulations and the income tax provision computed under the deemed profit method that was used in filing the 2009 tax return as requested by the local authority. Such difference was recorded in the statement of comprehensive income for the year ended December 31, 2009. No interest and penalty expenses were recorded for the years ended December 31, 2011 and 2010.

NOTE 18 – FAIR VALUE MEASUREMENTS

The fair values of the financial instruments as of December 31, 2011 and 2010 represent the estimated amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. The fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

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

Long-term loans and payables: The fair value of the Company’s long-term loans and payables is estimated by discounting future cash flows using current market interest rates offered to the Company and its subsidiaries for debts with substantially the same characteristics and maturities, and which approximated to its carrying amount as of December 31, 2011 and 2010.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

The Company entered into an operating lease for an office space in Beijing, PRC for the period from January 1, 2008 to December 31, 2010. In December 2010, the Company entered into a new operating lease for the same office space. The new lease term is from January 1, 2011 to December 31, 2013. The lease expense for the Beijing office was US$258,102, US$233,767 and US$223,403 for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, minimum lease payment for each of next two years under non-cancellable operating lease agreement is US$262,397 or an aggregated amount of US$524,794. There is no minimum lease payment in the next third, fourth and fifth year.

On May 26, 2011 and June 3, 2011, the Company and three of its officers and directors were named in putative class action lawsuits filed in the US Federal District Court for the Southern District of New York alleging, among other things, that the Company and such officers and directors issued false and misleading information to investors about the Company’s financial and business condition. These securities class action complaints generally allege that the Company’s business was not growing at the rate it represented and that the Company’s financial results as reported to the Securities and Exchange Commission were inconsistent with its production capabilities. On March 5, 2012, the plaintiffs voluntarily dismissed this action with prejudice as to themselves as named plaintiffs.

On July 19, 2011 the Company and certain of its officers and directors were named in a derivative suit filed in the First Judicial District Court of the State of Nevada and Carson City alleging, among other things, that such directors and officers breached their fiduciary duties to the Company, misrepresented the Company’s earnings, wasted corporate assets and unjustly enriched themselves at the expense of the Company. The derivative complaint also alleges that the Company, at the direction of or with the approval of its directors, failed to implement and adequate system of internal and financial controls. The lawsuits are in their early stages. The Company believes the claims contained in the lawsuit to be without merit and intend to defend itself vigorously.

NOTE 20 – RELATED PARTY TRANSACTIONS AND BALANCES

On January 4, 2011, the Company entered into an operating lease with Inner Mongolia Yongye for a research and development activity facility in Beijing, PRC for the period from January 4, 2011 to December 31, 2011. The lease expense for the research and development facility paid to Inner Mongolia Yongye was US$160,470 for the year ended December 31, 2011. The operating lease was renewed on January 4, 2012 for the period from January 4, 2012 to December 31, 2012. Total minimum lease payment is US$251,632 for the year ending December 31, 2012.

In April 2011, Yongye Nongfeng obtained two short-term bank loans of RMB 52,500,000 (equivalent to US$8,209,282) and RMB 47,500,000 (equivalent to US$7,427,446) from China Everbright Bank. The loans are due on April 1, 2012 and April 18, 2012, respectively, and were guaranteed by the Company’s Chairman. Yongye Nongfeng repaid the two short-term loans in December 2011.

During the year ended December 31, 2010, the Company sold three vehicles with net book value of US$135,191 and an apartment with net book value of US$102,263 to Inner Mongolia Yongye. In addition, the long-term loans of US$144,513 that were secured by these assets were assumed by Inner Mongolia Yongye. Upon disposal, no gain or loss was recorded and the Company received cash of US$92,941.

During the year ended December 31, 2009, Yongye Nongfeng, purchased inventories from Inner Mongolia Yongye amounting to US$33,048,126. In January 2008, upon receiving governmental approval of its establishment, Yongye Nongfeng entered into an agreement (the “Agreement”) with Inner Mongolia Yongye, pursuant to which Yongye Nongfeng agreed to purchase finished products from Inner Mongolia Yongye at a fixed price of RMB 350 per case for fulvic acid based plant products and RMB 120 per case for fulvic acid based animal products.  The term of the Agreement was for the period from January 15, 2008 to January 14, 2013. Pursuant to the Agreement, the Company could terminate the Agreement by giving one month notice to Inner Mongolia Yongye. Upon Yongye Nongfeng obtaining its own fertilizer license, the Agreement was terminated in July 2009.

NOTE 21 - EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share for the periods indicated:

	For the Years Ended
	December 31, 2011		December 31, 2010		December 31, 2009
Numerator:
Net income attributable to Yongye International, Inc.	US$	84,861,626	US$	48,436,926	US$	2,195,651
Dividends on redeemable Series A convertible preferred shares		(1,965,753)		-		-
Earnings allocated to participating nonvested shares		(911,197)		-		-
Earnings allocated to participating redeemable Series A convertible preferred shares		(5,007,541)		-		-
Net income for basic earnings per share		76,977,135		48,436,926		2,195,651
Denominator:
Weighted average shares of common stock		49,055,252		46,119,772		31,324,830
Basic earnings per common stock		1.57		1.05		0.07

The following table sets forth the computation of diluted earnings per share for the periods indicated:

	For the Years Ended
	December 31, 2011		December 31, 2010		December 31, 2009
Numerator:
Net income allocated to common stockholders as reported in basic EPS	US$	76,977,135	US$	48,436,926	US$	2,195,651
Change in fair value of derivative liabilities		(719,085)		41,212		-
Net income for diluted earnings per share		76,258,050		48,478,138		2,195,651
Denominator:
Weighted average shares of common stock as reported in basic EPS		49,055,252		46,119,772		31,324,830
Dilutive effect of warrants		105,821		119,058		-
Dilutive effect of nonvested shares		-		70,094		-
		49,161,073		46,308,924		31,324,830
Diluted earnings per common stock		1.55		1.05		0.07

As of December 31, 2009, the Company had 202,975 warrants outstanding that were excluded in the computation of diluted earnings per share as their effect would have been anti-dilutive.

NOTE 22 - CONCENTRATIONS AND CREDIT RISKS

At December 31, 2011, the Company held cash in banks of approximately US$80,989,073 that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit rating.

Five major customers accounted for 33% and one major customer accounted for 8% of the Company’s total revenue for the year ended December 31, 2011. Five major customers accounted for 56% and one major customer accounted for 16% of the Company’s total revenue for the year ended December 31, 2010. Five major customers accounted for 82% and one major customer accounted for 30% of the Company’s total revenue for the year ended December 31, 2009. The Company’s total revenue to five major customers were US$130,621,380, US$119,771,911 and US$80,274,006 for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, all these major customers are distributors in the PRC agriculture industry.

For the year ended December 31, 2011				For the year ended December 31, 2010				For the year ended December 31, 2009
Largest	Amount of		% Total	Largest	Amount of		% Total	Largest	Amount of		% Total
Customers	Sales		Sales	Customers	Sales		Sales	Customers	Sales		Sales
Customer A	US$	29,392,316	8%	Customer C	US$	33,173,293	16%	Customer F	US$	29,004,998	30%
Customer B		27,863,170	7%	Customer F		32,633,201	15%	Customer G		18,534,320	19%
Customer C		25,868,477	6%	Customer B		20,069,116	9%	Customer C		16,745,156	17%
Customer D		23,874,310	6%	Customer G		18,578,908	9%	Customer I		9,950,840	10%
Customer E		23,623,107	6%	Customer H		15,317,393	7%	Customer J		6,038,692	6%
Total	US$	130,621,380	33%	Total	US$	119,771,911	56%	Total	US$	80,274,006	82%

Three major suppliers accounted for 82% (US$140,532,329) and one major supplier accounted for 39% (US$66,055,372) of the Company’s total inventory purchases for the year ended December 31, 2011. Three major suppliers accounted for 84% (US$93,942,714) and one major supplier accounted for 58% (US$64,192,813) of the Company’s total inventory purchases for the year ended December 31, 2010. Three major suppliers accounted for 94% (US$62,501,054) and one major supplier accounted for 50% (US$33,048,126) of the Company’s total inventory purchases for the year ended December 31, 2009. If these suppliers terminate their supply relationship with the Company, the Company may be unable to purchase sufficient raw materials on acceptable terms which may adversely affect the Company’s results of operations.

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

NOTE 23 – Unaudited Quarterly Financial Data

	For the Quarters Ended
	March 31, 2011		June 30, 2011		September 30, 2011		December 31, 2011

Sales	US$	50,221,211	US$	154,704,865	US$	140,593,777	US$	44,859,636
Earnings/(losses) before income tax expense		11,684,726		51,961,290		50,366,705		(5,812,970)
Income tax expense/(benefit)		2,632,792		10,127,255		9,116,471		(3,468,964)
Net income/(loss)		9,051,934		41,834,035		41,250,234		(2,344,006)

Earnings/(losses) per share:
Basic	US$	0.17	US$	0.78	US$	0.69	US$	(0.05)
Diluted	US$	0.16	US$	0.77	US$	0.69	US$	(0.05)

Weighted average shares:
Basic		48,187,044		49,276,070		49,370,711		49,370,711
Diluted		49,118,714		49,378,396		49,472,773		49,370,711

	For the Quarters Ended
	March 31, 2010		June 30, 2010		September 30, 2010		December 31, 2010

Sales	US$	24,934,716	US$	89,414,388	US$	71,752,069	US$	27,990,543
Earnings before income tax expense		5,573,230		30,276,249		22,246,474		4,103,885
Income tax expense		944,488		4,738,834		3,705,985		1,478,550
Net income		4,628,742		25,537,415		18,540,489		2,625,335

Earnings per share:
Basic	US$	0.10	US$	0.54	US$	0.37	US$	0.05
Diluted	US$	0.10	US$	0.54	US$	0.37	US$	0.05

Weighted average shares:
Basic		44,532,241		44,578,011		47,130,522		48,187,044
Diluted		44,696,427		44,696,725		47,248,570		48,584,755

Note 24 – Yongye International, Inc. (Parent Company)

The following represents condensed unconsolidated financial information of the Parent Company only:

Condensed Balance Sheets

	December 31, 2011		December 31, 2010

Cash	US$	50,000	US$	-
Investment in and amount due from subsidiary	US$	366,255,148	US$	216,251,471
Total Assets		366,305,148		216,251,471

Derivative Liabilities – fair value of warrants		317,183		1,036,268
Total Liabilities		317,183		1,036,268

Redeemable Series A convertible preferred shares		49,399,990		-

Total Equity		316,587,975		215,215,203

Total Liabilities, Redeemable Series A convertible preferred shares and Equity	US$	366,305,148	US$	216,251,471

Condensed Statements of Comprehensive Income

	For the Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009

Equity in income of subsidiaries	90,148,735	52,788,804	26,205,471
General and administrative expenses	(6,006,194)	(4,310,640)	-
Other expenses, net	-	(26)	(18)
Change in fair value of derivative liabilities	719,085	(41,212)	(24,009,802)
Profit before income tax expense	84,861,626	48,436,926	2,195,651
Income tax expense	-	-	-
Net Income	84,861,626	48,436,926	2,195,651

Condensed Statements of Cash Flows

	For the Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009

Net cash used in operating activities	-	-	-
Net cash used in investing activities	(49,349,990)	(8,634,397)	(65,018,750)
Net cash provided by financing activities	49,399,990	8,634,397	65,018,750
Net increase in cash	50,000	-	-
Cash at the beginning of year	-	-	-
Cash at the end of year	50,000	-	-

