Form 10-Q
period 2012-03-31
Yongye International, Inc.
filed 2012-05-10
CIK 1398551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

As of May 7, 2012, there were 50,537,044 shares of common stock, par value $.001 per share, issued and outstanding.

i

PART I.

Financial Information

ITEM 1.    FINANCIAL STATEMENTS

 YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	Note	March 31, 2012		December 31, 2011
Current assets
Cash		US$	141,890,091	US$	81,154,880
Restricted cash			40,000		40,000
Accounts receivable, net of allowance for doubtful accounts	3		81,647,188		153,629,522
Inventories	4		111,280,160		86,117,000
Deposits to suppliers	5		15,045,501		2,664,360
Prepaid expenses			2,744,149		4,954,359
Other receivables			283,848		385,263
Deferred tax assets			1,349,077		2,283,388
Total Current Assets			354,280,014		331,228,772

Property, plant and equipment, net	6		22,087,454		21,929,444
Intangible asset, net	7		21,060,141		21,649,890
Land use right, net	8		6,144,136		6,129,151
Prepayment for mining project	9		35,736,330		35,511,520
Other assets	10		37,627,230		31,621,465
Goodwill			10,762,340		10,694,636
Total Assets		US$	487,697,645	US$	458,764,878

Current liabilities
Short-term bank loans	11	US$	28,487,774	US$	28,308,563
Long-term loans and payables - current portion	12		5,824,365		4,279,234
Accounts payable			20,131,011		13,098,183
Income tax payable			2,468,142		3,161,538
Advance from customers			169,310		4,095,580
Accrued expenses			4,984,976		4,437,220
Other payables	13		3,739,007		3,159,070
Derivative liabilities - fair value of warrants	14		257,785		317,183
Total Current Liabilities			66,062,370		60,856,571

Long-term loans and payables	12		9,411,938		7,464,683
Other non-current liability			4,325,050		4,297,842
Deferred tax liabilities	10		5,739,580		4,857,800
Total Liabilities		US$	85,538,938	US$	77,476,896

Redeemable Series A convertible preferred shares: par value $.001; 7,969,044 shares authorized; 5,681,818 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively		US$	49,399,990	US$	49,399,990

Equity
Common stock: par value $.001; 75,000,000 shares authorized; 49,370,711 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	14	US$	49,371	US$	49,371
Additional paid-in capital			151,867,007		150,654,849
Retained earnings			165,187,287		148,804,997
Accumulated other comprehensive income			19,311,140		17,078,758
Total equity attributable to Yongye International, Inc.			336,414,805		316,587,975
Noncontrolling interest			16,343,912		15,300,017
Total Equity		US$	352,758,717	US$	331,887,992

Commitments and Contingencies	18		-		-

Total Liabilities, Redeemable Series A Convertible Preferred Shares and Equity		US$	US$ 487,697,645	US$	US$ 458,764,878

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		For the Three Months Ended
	Note	March 31, 2012		March 31, 2011

Sales		US$	64,365,644		50,221,211

Cost of sales			28,953,139		22,921,284

Gross profit			35,412,505		27,299,927

Selling expenses			14,203,057		7,681,320

Research and development expenses			1,508,738		1,052,980

General and administrative expenses (including a reversal of allowance for doubtful accounts of US$6,334,832 and nil for three months ended March 31, 2012 and 2011, respectively)			(2,209,471)		7,278,305

Income from operations			21,910,181		11,287,322

Other income/(expenses)
Interest expense			(1,004,169)		(18,111)
Interest income			60,074		10,304
Other income, net			32,054		75,059
Change in fair value of derivative liabilities	14		59,398		330,152

Total other (expenses) /income, net			(852,643)		397,404

Earnings before income tax expense			21,057,538		11,684,726

Income tax expense	16		3,740,222		2,632,792

Net income			17,317,316		9,051,934

Less: Net income attributable to the noncontrolling interest			935,026		685,506

Net income attributable to Yongye International, Inc.		US$	16,382,290	US$	8,366,428

Net income per share of common stock:
Basic	20	US$	0.28	US$	0.17
Diluted	20	US$	0.27	US$	0.16

Weighted average shares used in computation:
Basic	20		49,370,711		48,187,044
Diluted	20		49,460,252		49,118,714

Net income			17,317,316		9,051,934
Other comprehensive income
Foreign currency translation adjustment, net of nil income taxes			2,341,251		1,826,667

Comprehensive income			19,658,567		10,878,601

Less: Comprehensive income attributable to the noncontrolling interest			1,043,895		765,412

Comprehensive income attributable to Yongye International, Inc.		US$	18,614,672	US$	10,113,189

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

		Redeemable series A Convertible Preferred Shares			Common Stock									Equity
												Accumulated		attributable to
								Additional				Other		Yongye
								Paid-in		Retained		Comprehensive		International,		Noncontrolling		Total
	Note	Shares	Amount		Shares	Amount		Capital		Earnings		Income		Inc.		Interest		Equity
Balance as of December 31, 2011		5,681,818	US$	49,399,990	49,370,711	US$	49,371	US$	150,654,849	US$	148,804,997	US$	17,078,758	US$	316,587,975	US$	15,300,017	US$	331,887,992
Net income		-		-	-		-		-		16,382,290		-		16,382,290		935,026		17,317,316
Other comprehensive income		-		-	-		-		-		-		2,232,382		2,232,382		108,869		2,341,251
Stock compensation to management and independent directors	14	-		-	-		-		1,212,158		-		-		1,212,158		-		1,212,158
Balance as of March 31, 2012		5,681,818	US$	49,399,990	49,370,711	US$	49,371	US$	151,867,007	US$	165,187,287	US$	19,311,140	US$	336,414,805	US$	16,343,912	US$	352,758,717

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2012		March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	US$	17,317,316	US$	9,051,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		3,348,206		1,554,540
Reversal of allowance for doubtful accounts		(6,334,832)		-
Change in fair value of derivative liabilities		(59,398)		(330,152)
Stock compensation expense		1,212,158		4,579,734
Deferred tax expense/(benefit)		654,850		(66,826)
Changes in operating assets and liabilities:
Accounts receivable		79,401,906		(622,328)
Inventories		(24,655,838)		(9,032,544)
Deposit to suppliers		(12,373,644)		(1,633,926)
Prepaid expenses		2,242,938		(857,985)
Other receivables		104,013		460,782
Other assets		(2,033,790)		(110,491)
Accounts payable		6,960,594		1,282,613
Income tax payable		(713,913)		981,259
Advance from customers		(3,958,275)		590,464
Accrued expenses		521,525		662,972
Other payables		97,839		90,616

Net Cash Provided by Operating Activities		61,731,655		6,600,662

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for intangible asset		-		(3,000,000)
Purchase of property, plant and equipment		(14,723)		(1,115,376)
Net Cash Used in Investing Activities		(14,723)		(4,115,376)

The accompanying notes are an integral part of these unaudited consolidated financial statements

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Three Months Ended
	March 31, 2012		March 31, 2011
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term loans and payables		(1,356,948)		(139,071)
Net Cash Used in Financing Activities		(1,356,948)		(139,071)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH		375,227		293,465
NET INCREASE IN CASH		60,735,211		2,639,680
Cash at beginning of period		81,154,880		41,913,469
Cash at end of period	US$	141,890,091	US$	44,553,149

Supplemental cash flow information:
Cash paid for income taxes	US$	3,799,284	US$	1,718,358
Cash paid for interest expense		942,181		18,111

Noncash investing and financing activities:
Acquisition of property, plant and equipment included in other payables		1,302,630		1,417,142
Acquisition of other assets by assuming long -term loans and payables		4,780,243		213,467

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

Yongye International, Inc. (the “Company”) was incorporated in the State of Nevada on December 12, 2006. On April 17, 2008, the Company and the Company’s then principal shareholder entered into a share exchange agreement (the “Exchange Agreement”) with Fullmax Pacific Limited (“Fullmax”), a privately held investment holding company organized on May 23, 2007 under the laws of the British Virgin Islands and all the shareholders of Fullmax (the “Fullmax Shareholders”). Pursuant to the terms of the Exchange Agreement, the Fullmax Shareholders transferred to the Company all of their shares in exchange for 11,444,755 shares of the Company’s common shares (the “Share Exchange”). As a result of the Share Exchange, Fullmax became a wholly-owned subsidiary of the Company and the Fullmax Shareholders received approximately 84.7% of the Company’s issued and outstanding common shares. Immediately prior to the date of the Share Exchange, the Company was a publicly listed shell entity with no operations and held a nominal amount of cash and, Fullmax, through its wholly-owned subsidiary, Asia Standard Oil Limited (“ASO”) and indirect subsidiary, Yongye Nongfeng Biotechnology Co., Ltd. (“Yongye Nongfeng”), was engaged in the sale of fulvic acid based liquid and powder nutrient compounds. The Share Exchange was accounted for as a reverse recapitalization, equivalent to the issuance of stock by Fullmax for the net monetary assets of the Company accompanied by a recapitalization.

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

In May 2011, the Company entered into a securities purchase agreement with MSPEA Agriculture Holding Limited (“MSPEA”), an affiliate of Morgan Stanley, and Full Alliance International Limited (“Full Alliance”), the Company’s largest shareholder. According to the agreement, the Company issued 5,681,818 shares of redeemable Series A convertible preferred shares to MSPEA on June 9, 2011 (“Issuance Date”) for total gross proceeds of US$50 million. The redeemable Series A convertible preferred shares are convertible into common stock of the Company at an initial conversion price of US$8.80 subject to certain adjustments as specified in the agreement (See Note 14).

During the three months ended March 31, 2012, the Company began to sell two new products which are crop seed nutrient product and crop root nutrient product, named “Zhongbaosheng” and “Qianggenbao”, respectively. During the three months ended March 31, 2012, revenue of US$48 million were contributed by the two new products.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The December 31, 2011 consolidated balance sheet was derived from the audited consolidated financial statements of the Company. The accompanying unaudited consolidated financial statements should be read in conjunction with the December 31, 2011 audited consolidated financial statements of the Company included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2012, the results of operations for the three months ended March 31, 2012 and 2011 and cash flows for three months ended March 31, 2012 and 2011, have been made.

The Company’s business is subject to seasonal variations; thus, the results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the full fiscal year ending December 31, 2012. Generally, the second and third quarters are peak sales periods, and first and fourth quarters are low sales periods for the Company.

All significant intercompany transactions and balances are eliminated on consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the allowance for doubtful accounts; the fair value determination of financial and equity instruments and stock compensation awards, the realizability of deferred tax assets and inventories; the recoverability of goodwill, intangible asset, prepayment for mining project, land use right and property, plant and equipment; and accruals for income tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012		December 31, 2011

Accounts receivable	US$	90,641,034	US$	168,852,106
Less: allowance for doubtful accounts		(8,993,846)		(15,222,584)
Total	US$	81,647,188	US$	153,629,522

The activities in the allowance for doubtful accounts for the three months ended March 31, 2012 and 2011 are as follows:

	March 31, 2012		March 31, 2011

Allowance for doubtful accounts at beginning of period	US$	15,222,584	US$	-
Charged to bad debt expense		-		-
Reversal of allowance for doubtful accounts, net		(6,334,832)		-
Foreign currency translation adjustment		106,094		-
Allowance for doubtful accounts at end of period	US$	8,993,846	US$	-

The Company considers historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute and past due, the accounts receivables aging and customers’ repayment patterns. Past due balances are reviewed individually for collectability. During the three months ended March 31, 2012, a significant portion of the accounts receivable as of December 31, 2011, including all the past due accounts were collected by the Company. Accordingly, the Company reassessed its allowance for doubtful accounts and recorded a reversal of the allowance for doubtful accounts in the amount of US$6.3 million, which was included in general and administrative expenses. The reversal of the allowance for doubtful accounts primarily related to successful settlement of past due accounts receivable from certain distributors that management had assessed collection to be doubtful due to historical collection pattern, the size of the distributors’ businesses, and length of the relationship with the distributors. Although the Company continues to deliver products to these distributors, revenues from sale of products to these distributors are not recognized until collectability is reasonably assured, and this is generally evidenced by receipt of cash until sufficient period of historical collection experience can be demonstrated.

NOTE 4 – INVENTORIES

Inventories at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012		December 31, 2011

Finished goods	US$	99,352,984	US$	75,073,119
Work in progress		10,503,181		10,028,719
Raw materials		1,113,985		805,534
Consumables and packing supplies		310,010		209,628
Total	US$	111,280,160	US$	86,117,000

As of March 31, 2012 and December 31, 2011, certain finished goods of US$18,991,849 and US$18,872,375 respectively, were pledged as security for short-term bank loans (See Note 11). In addition, as of March 31, 2012 and December 31, 2011, finished goods included US$8,788,383 and US$6,340,411 of products that were sold to customers for which the related revenue was not recognized in accordance with the Company’s accounting policy on revenue recognition.

NOTE 5 – DEPOSITS TO SUPPLIERS

The Company is required to pay deposits to the suppliers for the full amount of certain raw materials ordered. These raw materials primarily consist of lignite coal, chemical component materials and packing materials. The lignite coal and chemical component materials will be consumed in the production process at Yongye Nongfeng and Yongye Fumin. As of March 31, 2012 and December 31, 2011, the deposits to suppliers for raw materials amounted to US$14,960,176 and US$2,616,231, respectively. As of May 10, 2012, raw materials amounting to approximately US$9 million were subsequently received.

The Company’s decision to make advanced orders of raw materials is mainly based upon (1) the current and projected future market price of raw materials, (2) the demand and supply situation in the raw materials market, and (3) the forecasted demand of products.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012		December 31, 2011

Buildings	US$	14,881,629	US$	14,329,776
Machinery and equipment		7,069,997		7,025,521
Office equipment and furniture		521,505		511,713
Vehicles		2,421,511		2,406,278
Software		20,035		19,909
Leasehold improvements		908,678		902,962
		25,823,355		25,196,159
Less: Accumulated depreciation and amortization		(3,735,901)		(3,266,715)

Property, plant and equipment, net	US$	22,087,454	US$	21,929,444

Depreciation and amortization expense related to property, plant and equipment for the three months ended March 31, 2012 and 2011 was US$469,186 and US$379,670, respectively.

As of March 31, 2012 and December 31, 2011, twelve and sixteen vehicles with initial carrying amount of US$619,841 and US$794,984 were pledged as security for the long-term bank loans of US$156,753 and US$189,229, respectively. The bank loans were provided for the purchases of the vehicles (See Note 12).

As of March 31, 2012 and December 31, 2011, the Company pledged its building with an original carrying amount of approximately US$6.1 million as security for short-term bank loans (See Note 11).

NOTE 7 – INTANGIBLE ASSET

Intangible asset at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012
	Weighted
	average	Gross			Net
	amortization	carrying		Accumulated	carrying
	period	amount		amortization	amount
Amortizing intangible assets:
Customer List	9 years	US$	26,061,501	(5,067,514)	20,993,987
Patent	10 years		115,051	(48,897)	66,154
Total		US$	26,176,552	(5,116,411)	21,060,141

	December 31, 2011
	Weighted
	average	Gross			Net
	amortization	carrying		Accumulated	carrying
	period	amount		amortization	amount
Amortizing intangible assets:
Customer List	9 years	US$	25,897,553	(4,316,259)	21,581,294
Patent	10 years		114,327	(45,731)	68,596
Total		US$	26,011,880	(4,361,990)	21,649,890

Amortization expense for the three months ended March 31, 2012 and 2011 was US$754,421 and US$697,880, respectively. The estimated annual amortization expense for intangible asset in each of the next five years is US$2,907,227.

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

The Company engaged an independent third party valuation firm in determining the fair value of the Customer List. The fair value of the Customer List was determined using an income approach and considered assumptions (including turnover rate) that a market participant would make consistent with the highest and best use of the asset by market participants. The period of expected cash flows used to measure the fair value of the Customer List was nine years. Without evidence to the contrary, the Company expects that the Customer List will be renewed or extended at the same rate as a market participant would expect, and no other factors would indicate a different useful life is more appropriate. Accordingly, in light of the absence of any other entity-specific factors, the useful life of the Customer List was determined to be nine years.

A straight-line method of amortization has been adopted as the pattern in which the economic benefits of the Customer List are used up cannot be reliably determined.

NOTE 8 – LAND USE RIGHT

As of March 31, 2012 and December 31, 2011, land use right represented:

	March 31, 2012		December 31, 2011

Land use right	US$	6,382,291	US$	6,342,142
Less: Accumulated amortization		(238,155)		(212,991)
Total	US$	6,144,136	US$	6,129,151

As of March 31, 2012 and December 31, 2011, the Company pledged its land use right with an original carrying amount of approximately US$4.5 million as security for short-term bank loans (See Note 11).

NOTE 9 - PREPAYMENT FOR MINING PROJECT

On March 1, 2010, the Company entered into an agreement with its then major humic acid supplier, Wuchuan Shuntong Humic Acid Company Ltd. (“Vendor”), to acquire the permit for the rights to explore, develop and produce lignite coal resources (the “Mineral Right”) in a certain area of Wuchuan County (the “Project Site”) for cash consideration of approximately RMB 240 million or US$ 35 million. The permit allows the Company to complete all necessary administrative procedures and obtaining government approvals to acquire the Mineral Right. Pursuant to the agreement, Vendor is to assist the Company in completing all necessary administrative procedures and obtaining government approvals.

In August 2011, Inner Mongolia’s Ministry of Land and Resources granted the Company a Mineral Resource Exploration Permit which gives it exclusive exploration rights for the 29.74 square kilometer Project Site for an initial period of three years effective August 2, 2011. As of March 31, 2012, the Company has not obtained all other government approvals, including Geologic Report and Geologic Exploration Report, for it to acquire the Mineral Right. The Company believes the cost to be incurred in completing the remaining administrative procedures and obtaining government approvals are not significant. The Project Site in Wuchuan is located near Yongye Fumin’s production plant which manufactures the majority of the Company’s products. The Company believes the acquisition of the Mineral Right will allow it to secure a long term supply of humic acid, which is a major raw material used in the manufacture of fulvic acid based liquid and powder nutrient compounds, and which is sourced from lignite coals.

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

The cost of these vehicles has been recorded as “Other asset” which is expensed over a five-year period in “Cost of Sales”. In addition, as of March 31, 2012 and December 31, 2011, other assets included an amount of US$5,739,580 and US$4,857,800 respectively, representing the tax effect of the difference between the amount paid for the vehicles and the tax basis of the assets.

NOTE 11 - SHORT-TERM BANK LOANS

In December 2011, Yongye Nongfeng obtained two short-term bank loans of RMB 60,000,000 (equivalent to US$9,495,925) and RMB 120,000,000 (equivalent to US$18,991,849) from China Citic Bank. These two short-term bank loans carry a fixed annual interest rate of 7.93% and are pledged by the inventory, land use right and buildings of Yongye Nongfeng. The two short-term loans are due on June 22, 2012.

NOTE 12 – LONG-TERM LOANS AND PAYABLES

As of March 31, 2012 and December 31, 2011, the long-term loans consisted of the following:

	March 31, 2012		December 31, 2011

Vehicle loans-employees	US$	156,753	US$	189,229
Vehicle loans-distributors		15,079,550		11,554,688
Total	US$	15,236,303	US$	11,743,917

As of March 31, 2012 and December 31, 2011, vehicle loans-employees of US$156,753 and US$189,229, respectively, were secured by twelve and sixteen vehicles with initial carrying amount of US$619,841 and US$794,984, respectively. The vehicle loans-employees are payable in monthly installments over three to five years. Interest rates on the loans range from 5.40% to 14.54% annually, and are subject to the change of the base interest rate prescribed by People’s Bank of China. The vehicle loans were obtained by individual employees of the Company after the Company made the initial down payment of the purchase price of the vehicles. The Company and the individual employees entered into trust agreements that stipulate that (i) the vehicles are legally registered under the individuals’ name, (ii) the Company has the rights of official use, (iii) the Company has the rights to the legal title of the vehicles at all times and is entitled to change the registered owner to the Company or designated third party at any time, (iv) the Company assumes the risk of loss, damage, penalty and other obligations related to the operation and ownership of the vehicle to the extent that the loss or damages were not caused by the individuals’ improper use of the vehicle, (v) the individuals have no right to sell, lease, lend or pledge the vehicles to any other person or entity, and (vi) the Company is obligated to repay the loans in full, and to bear the costs of the related repairs, maintenance, insurance and taxes. Consequently, the Company has recognized the cost of the vehicles as other assets and the loans as liabilities in its consolidated balance sheet.

Vehicle loans-distributors represented loans that were initially obtained by the distributors from banks and financial institutions. The Company and the distributors entered into agreements, pursuant to which the Company would assume the full repayment of the loans on behalf of these distributors in exchange for the distributors agreeing to comply with certain sales conditions (See Note 10). The loans have two or three years terms and are payable in monthly installments. Interest rates on the loans range from 5.40% to 18.24% annually, subject to the change of the base interest rate prescribed by People’s Bank of China.

The aggregate maturities of the long-term loans and payables for each of the five years subsequent to March 31, 2012 are: US$5,824,365, US$6,135,059, US$3,276,879, US$0, and US$0, respectively.

NOTE 13- OTHER PAYABLES

Other payable as of March 31, 2012 mainly represented payables of US$1,302,630 for the construction of the production plant in Yongye Fumin and non income tax payable of US$1,922,481. Other payable as of December 31, 2011 mainly represented payable of US$980,169 for the construction of the production plant in Yongye Fumin and non income tax payable of US$1,834,577.

NOTE 14- EQUITY FINANCING

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

On October 10, 2011, the Company granted 1,166,333 unvested shares to management and independent directors of the Company in accordance with Yongye International, Inc. 2010 Omnibus Securities and Incentive Plan, as an incentive to such individuals to promote the success of the Company’s business. As of March 31, 2012, the shares have not yet vested.

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

Dividends

The holders of the redeemable Series A convertible preferred shares shall be entitled to receive paid-in-kind dividends in additional shares of redeemable Series A convertible preferred shares, on each anniversary of the Issuance Date. The paid-in kind dividends is based on the number of shares of redeemable Series A convertible preferred shares held by such holders on such anniversary multiplied by an annual dividend rate determined on such anniversary in accordance with the formula set forth below (the “Preferred Dividend Rate”), compounded annually:

Preferred Dividend Rate is defined as 7% - [(VWAP - 8.8) x 2 / 310], where VWAP means one-year volume weighted average share price of the Company during the 365-day period immediately prior to the applicable anniversary of Issuance Date, provided that the preferred dividend rate should not exceed 7% per annum and shall not fall below 3% per annum.

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

Based on the historical income level, year to date income and projected net income and earnings per share for the next four years, management believes it is not probable that the Series A convertible preferred shares are redeemable as at December 31, 2011 and March 31, 2012. The Company assesses the probability of whether the redeemable Series A convertible preferred shares are redeemable at each reporting period end.

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

During the three months ended March 31, 2012 and 2011, no “April Warrants” and “September Warrants” were exercised by April Investors and September Investors.

According to the terms of these warrants, the Company could be required to pay cash to the warrant holders under certain events that are not within the control of the Company.  Specifically, upon the occurrence of certain “fundamental transactions” as defined, the warrant holders (but not the shareholders of the Company’s common stock) are entitled to receive cash equal to the value of the warrants to be determined based on an option pricing model and certain specified assumptions set forth in the warrant agreement.  In addition, the terms of the warrants include a “down-round” provision under which the exercise price could be affected by future equity offerings undertaken by the Company.  If the Company issues any common stock or common stock equivalents, as defined, at any time the warrants are outstanding, at an effective price less than the then warrant exercise price, the exercise price of warrants will be reduced to the effective price of newly issued common stock or common stock equivalents.  In the “May Offering”, the Company issued new common stock at a price of US$1.54 per share and accordingly, the exercise price of the April Warrants and the September Warrants was reduced to US$1.54 per share.  The exercise price of the May Warrants (US$1.848) was not affected but is also subject to potential down-round adjustments in future periods. As of March 31, 2012 and December 31, 2011, there were 148,172 warrants outstanding, of which 48,714 and 99,458 warrants will expire if unexercised by April 2013 and September 2013, respectively.

The potential cash payments and the down-round provision preclude the classification of these warrants as equity. Accordingly, the warrants are accounted for as a liability and adjusted to fair value through earnings at each reporting date. The gain resulting from the decrease in fair value of warrants was US$59,398 and US$330,152 for the three months ended March 31, 2012 and 2011, respectively.

The estimated fair values of the warrants issued to April Investor and September Investor were determined at March 31, 2012 and December 31, 2011 using Binominal Option Pricing Model with Level 2 inputs. The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

	Fair Value Measurements Using:
			Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs		Significant Unobservable Inputs
March 31, 2012	Total		Level 1	Level 2		Level 3

Liabilities at fair value:
Derivative liabilities—warrants	US$	257,785	-	US$	257,785	-

	Fair Value Measurements Using:
			Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs		Significant Unobservable Inputs
December 31, 2011	Total		Level 1	Level 2		Level 3

Liabilities at fair value:
Derivative liabilities—warrants	US$	317,183	-	US$	317,183	-

The fair values of the warrants are summarized as follows:

	April Warrants		September Warrants
Fair value of warrant per share (US$) at:
Date of issuance	US$	1.07	US$	2.08
December 31, 2011		2.11		2.16
March 31, 2012		1.72		1.75

The fair values of the warrants outstanding as of March 31, 2012 and December 31, 2011 were determined based on the Binominal option pricing model, using the following key assumptions:

	March 31, 2012				December 31, 2011
	April Warrants		September Warrants		April Warrants		September Warrants

Expected volatility		73.0%		65.5%		65.5%		64.1%

Expected dividends yield		0%		0%		0%		0%

Time to maturity		1.0 years		1.4 years		1.3 years		1.7 years

Risk-free interest rate per annum		0.720%		0.720%		1.202%		1.202%

Fair value of underlying common shares (per share)	US$	3.11	US$	3.11	US$	3.52	US$	3.52

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

At March 31, 2012, there was US$2,557,520 unrecognized compensation cost related to unvested shares granted under the Plan, which is expected to be recognized over a weighted average period of approximately 6 months. The total stock-based compensation cost recognized in the general and administrative expenses for the three months ended March 31, 2012 and 2011 were US$1,212,158 and US$4,579,734, respectively.

A summary of the Company’s unvested shares as of March 31, 2012, and changes during the three months ended March 31, 2012, is presented below:

		Weighted average
		grant-date
Restricted shares	Shares	fair value
Balance at January 1, 2012	1,166,333	US$	4,875,272
Granted	-		-
Vested	-		-
Forfeited	-		-
Balance at March 31, 2012	1,166,333	US$	4,875,272

NOTE 15 – STATUTORY RESERVE

Yongye Nongfeng and Yongye Fumin are required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principal in the PRC to a statutory surplus reserve until the reserve balance reaches 50% of its registered capital. For the three months ended March 31, 2012 and 2011, Yongye Nongfeng and Yongye Fumin made appropriations to this statutory reserve of US$1,694,377, and US$1,391,060, respectively. The accumulated balance of the statutory reserve of Yongye Nongfeng and Yongye Fumin as of March 31, 2012 and December 31, 2011 was US$23,417,546 and US$21,723,169, respectively.

In accordance with the PRC laws and regulations, Yongye Nongfeng and Yongye Fumin are restricted in its ability to transfer a portion of its net assets to the Company in the form of dividends, which amounted to US$22,246,669, representing the amount of accumulated balance of statutory reserve of Yongye Nongfeng and Yongye Fumin attributable to the Company as of March 31, 2012.

NOTE 16 – INCOME TAXES

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiaries are subject to income tax rate of 25%, unless otherwise specified. During 2010, Yongye Nongfeng was qualified as a High-Tech Enterprise which entitles it to a preferential tax rate of 15% for three years from January 1, 2010 to December 31, 2012.

The Company’s effective income tax rates for the three months ended March 31, 2012 and 2011 were 17.76% and 22.53%, respectively. The effective income tax rate for the three months ended March 31, 2012 differs from the PRC statutory income tax rate of 25% primarily due to the effect of Yongye Nongfeng’s preferential tax treatment, which is partly offset by the effect of non-deductible expenses.

There has been no change in unrecognized tax benefits during the three months ended March 31, 2012. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. No interest and penalties related to unrecognized tax benefits was recorded for the three months ended March 31, 2012.

NOTE 17 - FAIR VALUE MEASUREMENTS

The fair values of the financial instruments as of March 31, 2012 and December 31, 2011 represent the estimated amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. The fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash, restricted cash, accounts receivable, other receivables, short-term bank loans, long-term loans and payables - current portion, accounts payable, accrued expenses and other payables: The carrying amounts approximate fair value because of the short maturity of these instruments.

Derivative liabilities: The method and assumptions used to estimate the fair value of derivative liabilities are set out in Note 14.

Long-term loans and payables: The fair value of the Company’s long-term loans and payables is estimated by discounting future cash flows using current market interest rates offered to the Company and its subsidiaries for debts with substantially the same characteristics and maturities, and which approximated to its carrying amount as of March 31, 2012 and December 31, 2011.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

In December 2010, the Company entered into an operating lease for an office space in Beijing, PRC for the period from January 1, 2011 to December 31, 2013. The lease expense for the Beijing office was US$66,116 and US$63,387 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, the minimum lease payment for each of twelve months period ended March 31, 2013 and 2014 under a non-cancellable operating lease agreement was US$264,058 and US$198,044 respectively, or an aggregate amount of US$462,102. There is no minimum lease payment in the next third, fourth and fifth twelve months periods.

On May 26, 2011 and June 3, 2011, the Company and three of its officers and directors were named in putative class action lawsuits filed in the US Federal District Court for the Southern District of New York alleging, among other things, that the Company and such officers and directors issued false and misleading information to investors about the Company’s financial and business condition. These securities class action complaints generally alleged that the Company’s business was not growing at the rate it represented and that the Company’s financial results as reported to the Securities and Exchange Commission were inconsistent with its production capabilities. On March 5, 2012, the plaintiffs voluntarily dismissed this action with prejudice as to themselves as named plaintiffs.

On July 19, 2011, the Company and certain of its officers and directors were named in a derivative suit filed in the First Judicial District Court of the State of Nevada and Carson City alleging, among other things, that such directors and officers breached their fiduciary duties to the Company, misrepresented the Company’s earnings, wasted corporate assets and unjustly enriched themselves at the expense of the Company. The derivative complaint also alleges that the Company, at the direction of or with the approval of its directors, failed to implement and adequate system of internal and financial controls. This lawsuit is in its early stages. The Company believes the claims contained in the lawsuit to be without merit and intends to defend itself vigorously.

NOTE 19 – RELATED PARTY TRANSACTIONS AND BALANCES

On January 4, 2011, the Company entered into an operating lease with Inner Mongolia Yongye for a research and development activity facility in Beijing, PRC for the period from January 4, 2011 to December 31, 2011. The operating lease was renewed on January 4, 2012 for the period from January 4, 2012 to December 31, 2012 and covered larger leasing area. The lease expense for the research and development facility paid to Inner Mongolia Yongye was US$63,403 and US$39,410 for the three months ended March 31, 2012 and 2011, respectively. Total minimum lease payment is US$189,918 for the next twelve months period.

 NOTE 20 - EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share for the periods indicated:

	For the Three Months Ended
	March 31, 2012		March 31, 2011
Numerator:
Net income attributable to Yongye International, Inc.	US$	16,382,290	US$	8,366,428

Dividends on redeemable Series A convertible preferred shares		(872,603)		-
Earnings allocated to participating nonvested shares		(321,769)		-
Earnings allocated to participating redeemable Series A convertible preferred shares		(1,567,503)		-
Net income for basic earnings per share		13,620,415		8,366,428
Denominator:
Weighted average shares of common stock		49,370,711		48,187,044
Basic earnings per common stock		0.28		0.17

The following table sets forth the computation of diluted earnings per share for the periods indicated:

	For the Three Months Ended
	March 31, 2012		March 31, 2011
Numerator:

Net income allocated to common stockholders as reported in basic EPS	US$	13,620,415	US$	8,366,428
Change in fair value of derivative liabilities		(59,398)		(330,152)
Net income for diluted earnings per share		13,561,017		8,036,276
Denominator:

Weighted average shares of common stock as reported in basic EPS		49,370,711		48,187,044
Dilutive effect of warrants		89,541		116,565
Dilutive effect of nonvested shares		-		815,105
		49,460,252		49,118,714
Diluted earnings per common stock		0.27		0.16

NOTE 21 - CONCENTRATIONS AND CREDIT RISKS

At March 31, 2012, the Company held cash in banks of approximately US$141,801,181 that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institution in the PRC with acceptable credit rating.

 Five major customers accounted for 56% of the Company’s total revenue for the three months ended March 31, 2012. Five major customers accounted for 42% of the Company’s total revenue for the three months ended March 31, 2011. The Company’s total revenue to five major customers were US$35,943,805 and US$20,590,730 for the three months ended March 31, 2012 and 2011, respectively. In addition, all these major customers are distributors in the PRC agriculture industry.

For the three months ended March 31, 2012					For the three months ended March 31, 2011
Largest Customers	Primary Provinces	Amount of Sales		% Total Sales	Largest Customers	Primary Provinces	Amount of Sales		% Total Sales
Customer A	Inner Mongolia	US$	17,495,364	27%	Customer F	Shaanxi	US$	6,633,499	13%
Customer B	Hebei; Beijing; Tianjin		5,016,089	8%	Customer E	Shandong		4,341,341	9%
Customer C	Inner Mongolia		4,954,429	8%	Customer G	Liaoning; Heilongjiang; Jilin		3,397,733	7%
Customer D	Henan		4,508,285	7%	Customer H	Anhui		3,332,392	7%
Customer E	Shandong		3,968,638	6%	Customer I	Guangdong		2,885,765	6%
Total		US$	35,942,805	56%	Total		US$	20,590,730	42%

Three major suppliers accounted for 71% (US$35,507,259), of which one major supplier accounted for 26% (US$13,206,283) of the Company’s inventory purchase for the three months ended March 31, 2012. Three major suppliers accounted for 91% (US$27,772,275), of which one major supplier accounted for 40% (US$12,254,615) of the Company’s inventory purchase for the three months ended March 31, 2011. If these suppliers terminate their supply relationship with the Company, the Company may be unable to purchase sufficient raw materials on acceptable terms, which may adversely affect the Company’s results of operations.

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

Products

Currently, our principal product is our liquid crop nutrient products, from which we derived substantially all of our sales for the three months ended March 31, 2012. We also produce powder animal nutrient product which is mainly used for dairy cows. In the first quarter of 2012, we launched two new crop nutrient products which are crop seed nutrient product and crop root nutrient product. The crop seed nutrient product is to help crop seeds to sprout and improve the growth of roots, and the crop root product is to improve crop roots’ ability to absorb water and fertilizers and to enhance the crop resistance against drought, freezing, diseases, and stalk leaning. We believe, by using our regular crop nutrient together with our new products at different stages of crop growth, the combined effectiveness of our product will further enhance the crop yield. We market our regular crop and animal products under the trade name “Shengmingsu” (“生命素” in Chinese means “Life Essential”). Our new products for crop seeds and roots are named “Zhongbaosheng” and “Qianggenbao” respectively. We produce our liquid crop nutrient product, including the newly launched crop seed product and crop root product, based on our proprietary formulae utilizing fulvic acid as the primary compound base and combining with various micro nutrients such as zinc and boron, macro nutrients like nitrogen, phosphorous and potassium (“NPK”) and other nutrients that are essential for the crop health. Our crop nutrient’s core fulvic acid compound improves crop yield by enhancing the absorption of fertilizers and micro nutrients. In addition, the micro nutrients, NPK included in our crop nutrient formula serves as a supplement during key growth stages of crops. We believe that our crop nutrient products are particularly well-suited for use in China, which generally has highly degraded farming soil as a result of over-farming, decades of over-use of chemical fertilizers and less advanced farming practices compared with more developed nations. Our regular crop nutrient product is most commonly applied through directly spraying onto leaves of crops after water dilution, and typically used at certain critical growth stages of crops in addition to normal fertilizer application. Our crop seed nutrient is used by soaking the seeds into our product after water dilution and the time of soaking and density of our product in the water vary among different crops and should follow our product specifications. At the time of transplant of seeding crop, our crop root nutrient is used by applying onto the crop roots after water dilution and blending with soil, and after the transplant, water diluted crop root product is used to irrigate the crops at the roots. The density of our product in the water when applying at the time and after the transplant varies and should follow our product specifications.

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

Our powder animal nutrient product consists of our fulvic acid compound base and additional nutrients and Chinese herbs. Our animal products are currently targeted at and administered to dairy cows through mixture with cow feed.

Sales and Distribution

We employ a multi-tiered distribution model whereby we primarily sell our products to provincial-level distributors who in turn sell to our end-customers either directly or indirectly through county-level distributors and independently owned Yongye branded stores (village-level distributors) (“Branded Retailers”). We currently have 25 provincial-level distributors, most of which each covers a single province, while the rest of them cover either multiple provinces or a portion of one province (in the case of Hebei, Inner Mongolia and Xinjiang). We select our provincial-level distributors based on criteria including experience, reputation, network coverage and financial strength, and we usually enter into multi-year distribution contracts with them. All of our contracts with provincial-level distributors include mutual exclusivity provisions whereby the provincial-level distributors are not allowed to distribute competing products, and we grant the distributor exclusive sales rights in the designated territory. We are careful to ensure that the sales territories of our provincial-level distributors do not overlap.

Our provincial-level distributors sell our products directly to county-level distributors, to key accounts, such as large farms, and farmers through promotional events. County-level distributors sell our products to independently owned Branded Retailers, large farms, and farmers through promotional events. Branded Retailers distribute our products directly to farmers in rural villages and towns. Most of the Branded Retailers are privately owned individual agriculture stores while some have common ownership or belong to store chains. None of these Branded Retailers are owned or controlled by us. They are typically small in size and distribute a variety of agriculture-related products, including fertilizer, seeds and pesticides to farmers in the surrounding areas.

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

As of March 31, 2012, our products were sold in 30 provinces, autonomous regions and centrally-administered municipalities across China. We sell our products to 25 provincial-level distributors, who then sell our products to 810 county-level distributors and 30,886 Branded Retailers. Our multi-tiered distribution model allows us to penetrate the vast and highly fragmented rural area of China by utilizing our internal sales team to manage and leverage thousands of sales personnel at our provincial-level distributors, county-level distributors and Branded Retailers. Our internal sales team actively manages our multi-tier distribution network by participating in major distributor sales activities and providing training presentations and seminars.

Raw Materials and Production

Our product’s core compound fulvic acid is extracted from humic acid. Humic acid is formed by biodegradation of dead organic matter which is buried and compressed under soil, and humic acid is mostly contained in peat, lignite coal, leonardite coal, etc. Our production process primarily involves the extraction of fulvic acid and then blending it with macro and micro nutrients based on our patented formulae. The molecular structure of fulvic acid is smaller than humic acid, which enables fulvic acid to be more easily absorbed by crop leaves.

Currently, our key raw materials for fulvic acid are lignite coal and humic acid purchased from third party suppliers, and the prices of lignite coal and humic acid are affected by factors such as market demand, quality and transportation cost. The humic acid we use comes from top grade lignite coal which is mined in Inner Mongolia and is typically sold on a per ton basis. We currently procure lignite coal from independent third party suppliers in Inner Mongolia for our manufacturing needs. Prior to 2011, the key raw material for our products was humic acid which was procured from third party suppliers. Upon the completion of our Wuchuan Facility at the end of 2010, we have been able to produce the majority of our products by extracting fulvic acid in-house from lignite coal and no longer completely rely on humic acid from intermediaries. Other raw materials used in our products include chemicals used in our extraction and blending processes as well as macro and micro nutrients. Fluctuations in raw material costs will affect our cost of sales and gross profit margin, and we may not be able to pass such increased costs on to our distributors and then to our end customers.

We have two production facilities in Hohhot City, Inner Mongolia, with one located in Jinshan Industrial Park (the “Jinshan Facility”) and one in Wuchuan County (the “Wuchuan Facility”).  Prior to the fourth quarter of 2010, the Jinshan Facility was our sole manufacturing facility and the Jinshan Facility uses purchased humic acid as the key raw material to produce our products.  Our Wuchuan Facility was completed in the fourth quarter of 2010 and directly utilizes lignite coal as the key raw material to produce fulvic acid and bypasses intermediaries from whom we used to purchase humic acid.

Currently, we procure lignite coal from independent third party suppliers in Inner Mongolia.  In March 2010, in order to secure long-term supply of humic acid, we entered into an agreement to acquire a mineral resource project in Wuchuan County, Inner Mongolia.  In August 2011, Yongye Fumin, our wholly-owned subsidiary, obtained a Mineral Resource Exploration Permit for this project site in Wuchuan County, Inner Mongolia, which was issued by the Inner Mongolia Ministry of Land and Resources. Such approval granted us exclusive exploration rights for this project site for an initial period of three years beginning August 2, 2011.  We are in the process of applying for the governmental approval for the Mineral Right and are preparing for the relevant reports, including but not limited to a Geological Report and a Geological Exploration Report. Upon the granting of the Mineral Right, we will be able to further vertically integrate our operations.

Currently we have a total of 46,000 tons of combined annual design production capacity at the Wuchuan Facility and the Jinshan Facility.  The major production processes for our crop and animal nutrient products are identical, and therefore production capacities for the two products to a large extent are inter-changeable.

Because of the proprietary nature of our products and manufacturing processes, we customized the core production components of our manufacturing facilities to enable capacity flexibility.  Our design capacity is calculated by us based on key assumptions, including 300 days of operation in a year and normal manufacturing conditions.  Under actual manufacturing conditions and based on the seasonality in our business, our production facilities have the flexibility to adjust actual production to levels higher than our stated theoretical design capacities.  For instance, during the past several years, our production outputs during the peak second and third quarters have consistently exceeded the design capacity.

For the three months ended March 31, 2012, our actual production output for liquid crop nutrient product was 10,454 tons and the actual output for powder animal nutrient was 528 tons.  We may continue to invest in production capacity expansion as required to respond to increasing demand for our products in the future.

Research and Development

Our research and development process begins with an internal evaluation of market demand for new types of products. After we initially identify market opportunities for new products, we will, either alone or in cooperation with our research partners, conduct research activities and develop new products. Once our research and development activities are complete, we make a final judgment regarding whether and when to bring the new product to market based upon a second evaluation of market demand, an estimate of the time and expense that will be required to obtain any necessary governmental approvals, the desirability for obtaining patents or feasibility of protecting our intellectual property by other means, and the results of market testing. The entire process normally takes anywhere from one to five years, depending on the product.

We are currently researching and market testing various customized products for crop and animals. We have already officially introduced two new products to the market in the first quarter of 2012. One new product is to help crop seeds to sprout and grow, and the other is to improve crop roots’ ability to absorb water and fertilizers and to enhance the crop resistance against drought, freezing, diseases, and stalk leaning. We are also examining market opportunities for introducing crop products specifically targeted at corn, peppers, wheat, rice, cucumbers, tomatoes, cotton, potatoes, sunflowers, grapes, tropical fruits and flowers, though no assurance can be given that we will ultimately bring to market the products that we are currently researching or market testing on. As to animal products, we are market testing the products used for pig, chickens and sheep.

Intellectual Property

Our products are based on patented formulae that combine a fulvic acid base with other macro, micro nutrients and other nutrients. Our formula for crop nutrient product was designed to enhance crop yield by increasing absorption of fertilizer and micro nutrients and providing key micro nutrients and NPK in key growth stages of crops.  In addition, our engineers designed our manufacturing process to overcome technical barriers associated with the extraction of fulvic acid and the blending of our products on an industrial scale so that micro and macro nutrients in our products are water soluble and can be easily absorbed by crops after being sprayed on the leaves. We were granted two 20-year invention patents by the State Intellectual Property Office in the PRC, effective from October 12, 2006 and October 21, 2005 respectively, that cover formulae for our liquid crop nutrient product and powder animal nutrient product, as well as the manufacturing processes for extraction and blending of our products. In addition to seeking patent protection, we maintain proprietary know-how related to extraction and blending processes as trade secrets.

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

Recent Developments

On May 26, 2011 and June 3, 2011, we and three of our officers and directors were named in putative class action lawsuits filed in the US Federal District Court for the Southern District of New York alleging, among other things, that we and such officers and directors issued false and misleading information to investors about our financial and business condition. These securities class action complaints generally allege that our business was not growing at the rate we represented and that our financial results as reported to the Securities and Exchange Commission were inconsistent with our production capabilities. On March 5, 2012, the plaintiffs voluntarily dismissed this action with prejudice as to themselves as named plaintiffs.

On July 19, 2011 we and certain of our officers and directors were named in a derivative suit filed in the First Judicial District Court of the State of Nevada and Carson City alleging, among other things, that such directors and officers breached their fiduciary duties to us, misrepresented our earnings, wasted corporate assets and unjustly enriched themselves at the expense of us. The derivative complaint also alleges that we, at the direction of or with the approval of our directors, failed to implement and adequate system of internal and financial controls. This lawsuit is in its early stages.  We believe that the claims contained in the lawsuit to be without merit and intend to defend ourselves vigorously.

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

Over-farming, decades of overuse of chemical fertilizers and less advanced farming practices have led to degraded soil quality in China. Although, according to FAO (Food and Agriculture Organization), China leads the world in fertilizer consumption, applying more fertilizers than the world average on a per hectare basis, nevertheless, the crop yield lags behind most developed countries. This creates a huge demand for crop nutrient products that can help improve fertilizer utilization and increase crop yield. Fulvic acid based crop nutrients are particularly well suited for the market, as it can allow crops to more effectively absorb fertilizers and minerals from the degraded soils.

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

Agriculture Sector

The agriculture industry in China enjoys favorable government policies. In 2012, the government plans to spend RMB1.2 trillion (US$194 billion) on agriculture, rural areas and farmers, 15.5% higher than in 2011. According to the 12 th Five-Year National Economic and Social Plan (2011-2015) of China, the Chinese government will continue to support the agriculture industry. Increasing the agriculture production capacity and developing high-yield, high-quality and high-efficiency agriculture are the focus of the Chinese government. Given our product’s ability to improve fertilizer utilization, increase crop yield, improve product quality, and enhance crop’s drought-resistance, we expect that we will further benefit from the Chinese government’s agricultural policy.

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

The goal of government policies is to maintain self-sufficiency in food production because no other country can feed the world’s biggest population, according to Sun. Our strategy must be based on stable farmland, and seeking ways to improve yields,” Sun said in a speech to local officials, outlining the government’s near- and long-term agriculture policy and objectives. China, which harvested more summer crops, aims also to boost grain and oilseed output this year, Sun said. To ensure next year’s crops production, officials must stabilize area planted with winter wheat and use idle land in the off season to grow rapeseed, Sun said.

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

Our end-customers are comprised of large farms which purchase directly from distributors, and individual farmers who purchase through Branded Retailers or through promotional events held by local distributors. Our Branded Retailer network has been a key driver of our sales. The number of Branded Retailers increased from 30,086 as of December 31, 2011 to 30,886 as of March 31, 2012. Xinjiang, Hubei, Henan, Jiangsu and Shanxi provinces accounted for the majority of newly recruited Branded Retailers.

Below is a table setting forth the expansion of our Branded Retailer network.

Branded Retailer by Region	Year End 2010	Year End 2011	Q1 End 2012

Hebei/Beijing/Tianjin	3,532	3,935	4,008
Inner Mongolia	501	765	823
Shandong	3,198	3,358	3,358
Guangdong/Hainan	641	941	979
Henan	1,920	2,456	2,535
Heilongjiang/Jilin/Liaoning	1,231	2,180	2,187
Xinjiang	1,395	2,097	2,192
Hubei/Hunan	3,040	2,978	3,062
Gansu/Qinghai	887	920	920
Jiangsu	1,186	1,936	2,008
Shanxi	1,106	1,310	1,381
Anhui	1,222	1,420	1,420
Shaanxi	1,443	1,491	1,531
Sichuan/Chongqing	691	1,044	1,046
Jiangxi/Fujian	666	1,006	1,058
Yunnan/Guizhou	620	1,076	1,113
Zhejiang	138	252	320
Guangxi	184	472	496
Ningxia	427	441	441
Shanghai	8	8	8
Total	24,036	30,086	30,886

Seasonality

Our regular liquid crop nutrient product is most commonly applied by directly spraying onto leaves of crops in the second and third quarters, which correspond to the growing seasons for most crops in most parts of China. Accordingly, the sales during the second and third quarters usually represent 70-80% of our total annual sales. Therefore, higher volume of finished goods were usually accumulated during the non-peak season in preparation for the subsequent peak sales seasons which will result in higher inventory turnover days during non-peak seasons. In 2012, we launched two new products which are positioned specifically for crop seeds and roots, the peak sales seasons of which fall in the first quarter. To make more efficient arrangement of our production capacity, we adjusted and directed our production facilities to focus on our new products in the first quarter of 2012 to prepare for the sales of new products in their peak season. In addition, we also diverted our marketing efforts to promote our new products in the first quarter of 2012. Although these two new products contributed the majority of our sales in the first quarter of 2012, due to the fact that these two new products were newly introduced to the market, we expect that these two new products will only account for a small portion of our total sales in 2012 on a full year basis.

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

In July 2010, we acquired a customer list and relationship of eight direct customers from our former provincial-level distributor in Hebei.  As a result, we have been able to directly sell products in Hebei province at a county-level distributor price after bypassing the former provincial-level distributor. We expect to maintain the higher selling price to those eight distributors in Hebei in the foreseeable future.

The pricing of the two new crop products launched in 2012 is at the same level of our regular crop nutrient products. We may adjust our selling prices from time to time in the future based on then market conditions, and any such adjustments may affect our margins, market demand and financial results.

Competition

While we compete with both nationwide and local manufacturers of humic or fulvic acid crop nutrients, we believe that we are a clear market leader. The Chinese agriculture industry and the retail market for agricultural goods are highly fragmented. As of the end of March 2012, there were more than 4,000 fertilizer products registered in the PRC Ministry of Agriculture’s registry. We mainly compete directly with producers of humic or fulvic acid based products, of which there were around 1,000 registered as of the end of March 2012.

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

RESULTS OF OPERATIONS

Summary Statement of Income Data

	For the Three Months Ended
In US$, except for percentages	March 31, 2012		March 31, 2011		Variance	%

Sales	US$	64,365,644	US$	50,221,211	14,144,433	28.2%

Cost of sales		28,953,139		22,921,284	6,031,855	26.3%

Gross profit		35,412,505		27,299,927	8,112,578	29.7%

Selling expenses		14,203,057		7,681,320	6,521,737	84.9%

Research and development expenses		1,508,738		1,052,980	455,758	43.3%

General and administrative expenses(including a reversal of allowance for doubtful accounts of US$6,334,832 and nil for three months ended March 31, 2012 and 2011, respectively)		(2,209,471)		7,278,305	(9,487,776)	(130.4)%

Income from operations		21,910,181		11,287,322	10,622,859	94.1%

Other income/(expenses)
Interest expense		(1,004,169)		(18,111)	(986,058)	5444.5%
Interest income		60,074		10,304	49,770	483.0%
Other income, net		32,054		75,059	(43,005)	(57.3)%
Change in fair value of derivative liabilities		59,398		330,152	(270,754)	(82.0)%

Total other (expenses) /income, net		(852,643)		397,404	(1,250,047)	(314.6)%

Earnings before income tax expense		21,057,538		11,684,726	9,372,812	80.2%

Income tax expense		3,740,222		2,632,792	1,107,430	42.1%

Net income		17,317,316		9,051,934	8,265,382	91.3%

Less: Net income attributable to the noncontrolling interest		935,026		685,506	249,520	36.4%

Net income attributable to Yongye International, Inc.	US$	16,382,290	US$	8,366,428	8,015,862	95.8%

Earnings per share:
Basic	US$	0.28	US$	0.17
Diluted	US$	0.27	US$	0.16

Weighted average shares used in computation:
Basic		49,370,711		48,187,044
Diluted		49,460,252		49,118,714

Review of Results of Operation for the Three Months Ended March 31, 2012

Our sales increased by 28.2% to US$64.4 million for the three months ended March 31, 2012, from US$50.2 million for the same period of 2011.

Our gross profit increased by 29.7% to US$35.4 million for the three months ended March 31, 2012, from US$27.3 million for the same period of 2011. Gross profit margin was 55.0% for the three months ended March 31, 2012, as compared to 54.4% for the same period of 2011.

Our net income attributable to Yongye International, Inc. increased by 95.8% to US$16.4 million, or US$0.27 diluted earnings per share, for the three months ended March 31, 2012, from US$8.4 million, or US$0.16 diluted earnings per share, for the same period of 2011.

Sales

Below is an analysis of our sales for the three months ended March 31, 2012 and 2011.

Our sales increased by US$14.1 million, or 28.2%, to US$64.4 million for the three months ended March 31, 2012, from US$50.2 million for the same period of 2011. For the three months ended March 31, 2012, we derived US$62.0 million, or 96.3% of our total sales, from liquid crop nutrient, and we derived US$2.4 million, or 3.7% of our total sales, from the powder animal crop nutrient. For our liquid crop nutrient, the two new products for crop seeds and roots, contributed US$47.9 million, or 77.3% of our total liquid crop nutrient sales, while the regular crop nutrient contributed US$14.1 million, or 22.7% of total liquid crop nutrient.

For the three months ended March 31, 2012, the average selling price (“ASP”) of our liquid crop nutrient product was US$11,883 per ton, as compared to US$11,318 per ton for the same period of 2011. The small increase in our ASP is the result of the effect of currency rate fluctuations.

The following table set forth the sales breakdown by region for the three months ended March 31, 2012 and 2011:

Sales By Region (US$ million)	2012 Q1	2011 Q1	YoY Change In US$	YoY Change in %
Hebei/Beijing/Tianjin	7.0	5.5	1.5	27.3%
Inner Mongolia	22.5	2.2	20.3	922.7%
Shandong	4.0	4.6	(0.6)	(13.0)%
Guangdong/Hainan	3.2	3.0	0.2	6.7%
Henan	4.5	2.8	1.7	60.7%
Heilongjiang/Jilin/Liaoning	3.9	3.4	0.5	14.7%
Xinjiang	0.7	1.9	(1.2)	(63.2)%
Hubei/Hunan	0.6	2.8	(2.2)	(78.6))%
Gansu/Qinghai	1.7	1.6	0.1	6.3%
Jiangsu	2.7	2.8	(0.1)	(3.6)%
Shanxi	2.3	1.4	0.9	64.3%
Anhui	0.7	3.3	(2.6)	(78.8)%
Shaanxi	2.5	6.6	(4.1)	(62.1)%
Sichuan/Chongqing	2.8	2.8	-	-
Jiangxi/Fujian	2.7	2.2	0.5	22.7)%
Yunnan/Guizhou	2.5	2.9	(0.4)	(13.8)%
Zhejiang	*	*	-	-
Guangxi	0.1	0.2	(0.1)	(50.0)%
Ningxia	*	0.1	(0.1)	(100.0)%
Shanghai	*	*	-	-
Others	*	0.1	(0.1)	(100.0)%
Total	64.4	50.2	14.2	28.3%

* Less than US$50,000

We launched our two new crop products for seeds and roots in the first quarter of 2012. Due to the fact that these two new products’ peak season is the first quarter compared to our regular crop nutrient product’s peak seasons falling in the second and third quarters, we prioritized our production capacity and marketing resources in the first quarter of 2012 to focus on these new products. For the three months ended March 31, 2012, the production volume of these new products accounted for majority of our total production volume of crop nutrient product. We also diverted a large portion of our marketing efforts to promote our new products in our traditional markets, namely Inner Mongolia and Henan. As the result, the sales in Inner Mongolia significantly increased from US$2.2 million in the first quarter of 2011 to US$22.5 million for the same period of 2012 and the sales in Henan increased from US$2.8 million in the first quarter of 2011 to US$4.5 million for the same period of 2012. The revenue derived from these two new products in the amount of US$47.9 million for the three months ended March 31, 2012 exceeded our expectation. The sales in some regions other than Inner Mongolia and Henan decreased compared to the sales in such regions of the same period of 2011 primarily due to the decreased shipment of our regular crop nutrient product. During the first quarter of 2012, we decreased shipment to certain provincial distributors which had prolonged payment period in 2011 in order to better manage accounts receivable, and this also serves as an incentive for these distributors to pay off the accounts receivable in a timely manner. We plan to readjust our production capacity and marketing resources beginning the second quarter of 2012 to concentrate on our regular crop nutrient product to prepare for their peak seasons in the coming second and third quarters. We did not see decrease of demand for our regular crop nutrient in the first quarter of 2012 and expect that the decreased sales of our regular crop nutrient products in the first quarter of 2012 will be made up by the sales increase generated in the second and third quarters, which are the peak seasons for our regular crop nutrient product.

Production Output

Our production output for our liquid crop nutrient product was 10,454 tons for the three months ended March 31, 2012. Our manufacturing facilities in Wuchuan operated at full capacity in the first quarter of 2012. The inventory turnover was 307 days for the three months ended March 31, 2012 as compared to 277 days for the same period of 2011.

During the three months ended March 31, 2012, we sold 5,214 tons of liquid crop nutrient products, in which our new products accounted for 77%.

Cost of Sales

Our cost of sales increased by US$6.0 million, or 26.3%, to US$29.0 million for the three months ended March 31, 2012, from US$22.9 million for the same period of 2011.

For the three months ended March 31, 2012, our cost of sales accounted for 45.0% of our total sales, as compared to 45.6% for the same period of 2011.

Gross Margin

Our gross margin was 55.0% for the three months ended March 31, 2012, as compared to 54.4% for the same period of 2011.

Selling Expenses

Our selling expenses increased by US$6.5 million, or 84.9%, to US$14.2 million for the three months ended March 31, 2012, from US$7.7 million for the same period of 2011. As a percentage of sales, selling expenses increased from 15.3% for the three months ended March 31, 2011 to 22.1% for the same period of 2012. The increase of selling expenses was primarily due to an increase in advertising and promotion expense of US$6.2 million relating to marketing and promotional activities for our newly launched products in our existing geographic markets.

General and Administrative Expenses

Our general and administrative expenses decreased by US$9.5 million, or 130.4%, to negative US$2.2 million for the three months ended March 31, 2012, from US$7.3 million for the same period of 2011. As a percentage of sales, general and administrative expenses decreased from 14.5% for the three months ended March 31, 2011 to (3.4)% for the same period of 2012. The decrease of general and administrative expenses was mainly due to the reversal of allowance for doubtful accounts of US$6.3 million, and a decrease in management compensation expenses by US$3.4 million to US$1.2 million for the three months ended March 31, 2012 from US$4.6 million for the same period of 2011. Except for the reversal of allowance for doubtful accounts, general and administrative expenses amounted to US$4.1 million, which mainly included management compensation expenses resulted from the granted restricted stock in October 2011, accrued audit fee, and staff salary expenditure for the three months ended March 31, 2012.

Research and Development Expenses

We incurred US$1.5 million of research and development expenses for the three months ended March 31, 2012, as compared to US$1.1 million for the same period of 2011.

Our research and development expenses mainly consisted of field test expenses for new products, tests on different crops and tests in newly developed markets.

Income Tax Rate

During the three months ended March 31, 2012 and the year ended December 31, 2011, Yongye Nongfeng enjoyed a preferential tax rate of 15% pursuant to the High-Tech Enterprise qualification it received during 2010 which entitled it the preferential tax rate for three years starting from January 1, 2010.

Our effective income tax rates for the three months ended March 31, 2012 and 2011 were 17.76% and 22.53%, respectively. The effective income tax rates for the three months ended March 31, 2012 and 2011 differ from the PRC statutory income tax rate of 25% primarily due to the effect of Yongye Nongfeng’s preferential tax treatment which is partly offset by the effect of non-deductible expenses. The effective income tax rate for the three months ended March 31, 2012 decreased as compared to the same period of 2011 was primarily due to a decrease in non-deductible management compensation expenses by US$3.4 million to US$1.2 million for the three months ended March 31, 2012 from US$4.6 million for the same period of 2011.

Our company’s PRC subsidiaries have cash balance of US$135.3 million as of March 31, 2012 which is planned to be permanently reinvested in the PRC. The distributions from our PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our plan to indefinitely reinvest our earnings in our PRC business, we have not provided for deferred tax liabilities on undistributed earnings of our PRC subsidiaries.

Net Income

Our net income attributable to Yongye International, Inc. was US$16.4 million (representing a net profit margin of 25.5%) for the three months ended March 31, 2012 as compared to US$8.4 million (representing a net profit margin of 16.7%) for the same period of 2011. The increase in our net profit margin is primarily due to the decrease in general and administrative expenses and the decrease in effective tax rate.

Liquidity and capital resources

Selected consolidated balance sheet data:

in US$, except for percentages	As of March 31, 2012	As of December 31, 2011	Variance	%	Note

Cash and restricted cash	141,930,091	81,194,880	60,735,211	74.8%
Accounts receivable, net of allowance for doubtful accounts	81,647,188	153,629,522	(71,982,334)	(46.9)%	1)
Inventories	111,280,160	86,117,000	25,163,160	29.2%	2)
Deposits to suppliers	15,045,501	2,664,360	12,381,141	464.7%
Property, plant and equipment, net	22,087,454	21,929,444	158,010	0.7%
Prepayment for mining project	35,736,330	35,511,520	224,810	0.6%	3)
Total assets	487,697,645	458,764,878	28,932,767	6.3%
Long-term loans and payables – current portion	5,824,365	4,279,234	1,545,131	36.1%
Short term bank loan	28,487,774	28,308,563	179,211	0.6%
Accounts payable	20,131,011	13,098,183	7,032,828	53.7%
Income tax payable	2,468,142	3,161,538	(693,396)	(21.9)%
Accrued expenses	4,984,976	4,437,220	547,756	12.3%
Other payables	3,739,007	3,159,070	579,937	18.4%
Total current liabilities	66,062,370	60,856,571	5,205,799	8.6%
Long-term loans and payables	9,411,938	7,464,683	1,947,255	26.1%
Other non-current liability	4,325,050	4,297,842	27,208	0.6%
Total equity attributable to Yongye International, Inc.	336,414,805	316,587,975	19,826,830	6.3%
Total equity	352,758,717	331,887,992	20,870,725	6.3%	4)

1)	The decrease in accounts receivable of US$72.0 million was mainly due to the collection of accounts receivable during the first quarter of 2012. We collected US$140 million of the US$154 million accounts receivable balance, net of allowance for doubtful accounts at the end of 2011. We have taken measures to increase our collection efforts and to closely monitor our distributors' financial status.

We considers historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute and past due, the accounts receivables aging and customers’ repayment patterns. Past due balances are reviewed individually for collectability. During the three months ended March 31, 2012, a significant portion of the accounts receivable as of December 31, 2011, including all the past due accounts were collected. Accordingly, we reassessed its allowance for doubtful accounts and recorded a reversal of the allowance for doubtful accounts in the amount of US$6.3 million, which was included in general and administrative expenses. The reversal of the allowance for doubtful accounts primarily related to successful settlement of past due accounts receivable from certain distributors that we had assessed collection to be doubtful due to historical collection pattern, the size of the distributors’ businesses, and length of the relationship with the distributors. Although we continues to deliver products to these distributors, revenues from sale of products to these distributors are not recognized until collectability is reasonably assured, and this is generally evidenced by receipt of cash until sufficient period of historical collection experience can be demonstrated.

Accounts receivable as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012		December 31, 2011

Accounts receivable	US$	90,641,034	US$	168,852,106
Less: allowance for doubtful accounts		(8,993,846)		(15,222,584)
Total	US$	81,647,188	US$	153,629,522

Of the US$90.6 million of our gross accounts receivable as of March 31, 2012, none of our accounts receivable were past our six month credit term and we provided allowance for doubtful accounts in the amount of US$9.0 million, taking into account current market conditions, the customers’ financial condition, the accounts receivable ageing and the customers’ repayment patterns. For the gross accounts receivable balance as of March 31, 2012, our top three customers accounted for US$29.6 million or 32.7% and our top five customers accounted for US$44.9 million or 49.5% of the total amount of accounts receivable.

The ageing of gross accounts receivable as of March 31, 2012 and December 31, 2011 was:

Receivable Ageing	March 31, 2012%			December 31, 2011%

Current:
0-3 months	US$	54,100,535	59.7%	US$	39,960,713	23.7%
3-6 months		36,540,499	40.3%		117,318,791	69.5%
Subtotal		90,641,034	100.0%		157,279,504	93.2%

Past due:
Past due 0-30 days		-	-		11,572,602	6.8%
Past due over 30 days		-	-		-	-
Subtotal		-	-		11,572,602	6.8%

Total		90,641,034	100%		168,852,106	100%

Days sales outstanding (“DSO”) is defined as average accounts receivable for the period divided by net sales for the period times 90. DSO increased by 134 days from 47 days for the three months ended March 31, 2011 to 181 days for the same period of 2012, mainly due to the significant amount in accounts receivable at the year end of 2011. We currently have no accounts receivable outstanding over 6 months, which is the normal credit term provided to our customers.

2)	The increase in inventory of US$25.2 million was mainly due to the incremental inventory stocking in the three months ended March 31, 2012. To prepare for the peak seasons of our regular crop nutrient products which fall in the second and third quarters, we accumulated higher volumes of finished goods of our regular crop nutrient product during the first quarter of 2012 and thus resulted in increased inventory and higher inventory turnover days during the three months ended March 31, 2012.

Inventory turn-over days (“Inventory days”) is defined as average inventory for the period divided by cost of sales for the period times 90. Inventory days increased by 30 days from 277 days for the three months ended March 31, 2011 to 307 days for the same period in 2012.

3)	The cash consideration for the resource project is RMB 240 million or approximately US$35 million, of which RMB 2.5 million or approximately US$0.4 million remains to be paid. According to preliminary third party analysis, the mineral resource of the project we acquired is at surface level and the “open pit” mining method is recommended. Also, our Wuchuan Facility was built near the mineral resource project to minimize future shipping expense.

4)	Total equity increased by US$20.9 million from US$331.9 million as of December 31, 2011 to US$352.8 million as of March 31, 2012. The increase in our total equity was mainly due to an increase in retained earnings of US$16.4 million for the net income attributable to Yongye International, Inc. during the period and an increase in additional paid in capital of US$1.2 million, as a result of the 1,166,333 restricted shares granted to management and independent directors.

Summary consolidated cash flow data:

in US$, except for percentages	For the Three Months Ended March 31,
	2012	2011	Change
Net cash provided by operating activities	61,731,655	6,600,662	55,130,993
Net cash used in investing activities	(14,723)	(4,115,376)	4,100,653
Net cash used in financing activities	(1,356,948)	(139,071)	(1,217,877)
Effect of exchange rate change on cash and cash equivalents	375,227	293,465	81,762
Net increase in cash and cash equivalents	60,735,211	2,639,680	58,095,531
Cash at beginning of period	81,154,880	41,913,469	39,241,411
Cash end of period	141,890,091	44,553,149	97,336,942

The sources and uses of cash for the three months ended March 31, 2012 are summarized below:

Cash provided by operating activities was US$61.7 million and US$6.6 million for the three months ended March 31, 2012 and 2011, respectively. The cash provided by operating activities in the three months ended March 31, 2012 was primarily due to the decrease of US$54.8 million in working capital consumption, which was primarily driven by collection of accounts receivable, but was partially offset by a higher inventory balance and increased deposits to suppliers. Other factors include an increase of US$8.3 million in earnings and a non-cash income of US$6.3 million for reversal of allowance for doubtful accounts.

Net cash used in investing activities was US$14.7 thousand and US$4.1 million for the three months ended March 31, 2012 and 2011, respectively.

Net cash used in financing activities was US$1.4 million and US$0.1 million for the three months ended March 31, 2012 and 2011, respectively. The net cash used in financing activities in the three months ended March 31, 2012 was mainly due to repayment of long-term payables.

Foreign Currency Translation Gains

The financial position and results of operations of our Company’s subsidiaries in the PRC are measured using the Renminbi as the functional currency, while our Company’s reporting currency is the U.S. dollar. Assets and liabilities of such subsidiaries are translated at the prevailing exchange rate in effect at each period end. The income statement is translated at the average rate of exchange during the period. Translation adjustments are included in the cumulative translation adjustment account in the consolidated statements of stockholders’ equity and comprehensive income.

Impact of Inflation

We are subject to commodity price risks arising from price fluctuations in the market prices of the raw materials. We have generally been able to pass on cost increases through price adjustments. However, the ability to pass on these increases depends on market conditions influenced by the overall economic conditions in China. We manage our price risks through productivity improvements and cost-containment measures. We do not believe that inflation risk is material to our business, our financial position, results of operations or cash flows at this time.

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

Credit Risk

We are exposed to credit risk from our cash in bank and accounts receivable. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. Accounts receivable are subjected to credit evaluations. An allowance would be made, if necessary, for estimated irrecoverable amounts by reference to past default experience, if any, and by reference to the current economic environment.

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

Our Company’s Operations are Substantially in Foreign Countries

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

On May 26, 2011 and June 3, 2011, we and certain of our officers and directors were named in putative class action lawsuits filed in the US Federal District Court for the Southern District of New York alleging, among other things, that we and such officers and directors issued false and misleading information to investors about our financial and business condition. These securities class action complaints generally alleged that the Company’s business was not growing at the rate it represented and that the Company’s financial results as reported to the Securities and Exchange Commission were inconsistent with its production capabilities. On March 5, 2012, the plaintiffs voluntarily dismissed this action with prejudice as to themselves as named plaintiffs.

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

Investing in our securities involves risk. Before making an investment decision, you should carefully consider the following risk factors as well as the risks described in our most recent Annual Report on Form 10-K, or any updates to our risk factors in our Quarterly Reports on Form 10- Q, together with all of the other information appearing in or incorporated by reference into this Quarterly Report, in light of your particular investment objectives and financial circumstances. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The trading price of our securities could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related to Our Business

We rely on a few products for a substantial portion of our sales and any changes in the market for this product could have a material adverse effect on our business, financial condition and results of operations.

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

Mr. Zishen Wu, our president and CEO, owns a controlling interest in Inner Mongolia Yongye. There could be conflicts of interests between his duties to us and his ownership interests in Inner Mongolia Yongye. We can provide no assurance that if conflicts of interests arise, these conflicts will not result in a significant loss in corporate opportunities for us or a diversion of our resources to Inner Mongolia Yongye, which may not be in our best interest.

We may experience difficulty in collecting our accounts receivables, which could have a material and adverse effect on our liquidity, financial condition and results of operations.

We derive our revenues from the sale of products through our distributors or and are subject to counterparty risks such as our distributors’ inability to pay. We offer various payment terms to our distributors. The credit period we grant and our credit policies are generally in line with market practice. Under our payment terms, we typically allow our distributors to pay the total purchase price within six months after the receipt of our products. Our peak selling seasons are normally the second quarter and the third quarter, accounting for 70%-80% of our full year sales. Payments for most of our sales made during peak seasons are generally collected in the fourth quarter and the first quarter of the following year. As of March 31, 2012 and December 31, 2011, our accounts receivable, net of allowance for doubtful accounts amounted to US$81.6 million and US$153.6 million, respectively.

The decrease in accounts receivable of US$72.0 million was mainly due to the collection of accounts receivable during the first quarter of 2012. We collected US$140 million of the US$154 million accounts receivable balance, net of allowance for doubtful accounts at the end of 2011. We have taken measures to increase our collection efforts and to closely monitor our distributors' financial status.

The significant amount of accounts receivable and the increased accounts receivable turnover days may expose us to increasing risks associated with shortage of working capital, which may result in delay or difficulty in the delivery of our products and services and, in turn, our liquidity, financial condition and results of operations could be materially and adversely affected.

We considers historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute and past due, the accounts receivables aging and customers’ repayment patterns. Past due balances are reviewed individually for collectability. For the delivery of the products to the customers which the Company determined that collectability is not reasonably assured at time of delivery, revenue and accounts receivable were not recognized until the Company determines that collectability is reasonably assured, and this is generally evidenced by receipt of cash. As such, there was no accounts receivable from these customers as of March 31, 2012. During the first quarter of 2012, majority of the accounts receivable as of December 31, 2011, including all the past due accounts were collected. Accordingly, a reversal of the allowance for doubtful accounts in the amount of US$6.3 million was recorded and included in general and administrative expenses during the first quarter of 2012.

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

The production of our fulvic acid nutrient products is based on our patented fulvic acid product mixture processes and nutrient formulae. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging fulvic acid products and by developing and introducing new products and enhancements to our existing products on a timely basis that keep pace with evolving industry standards and changing customer requirements. If our patented fulvic acid nutrient product mixture processes and formulae become obsolete as our competitors develop better products, our future business and financial results could be adversely affected. In addition, although we entered into confidentiality agreements with our key employees, we cannot assure you if there would not be any breach of such agreement in which case our rights over such patented formulae would be adversely affected.

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

Our independent registered public accounting firm’s audit documentation related to their audit reports included in our annual report may include audit documentation located in the Peoples’ Republic of China. The Public Company Accounting Oversight Board currently cannot inspect audit documentation located in China and, as such, you may be deprived of the benefits of such inspection.

Our independent registered public accounting firm that issued an audit opinion in the financial statements included in our annual report for the fiscal year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission, or SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, is required by the laws of the United States to undergo regular inspections by the PCAOB. Since the significant portion of the audit is conducted  in China and the work papers related to such portion are located in China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, the work papers of our auditors that are located in China are not currently inspected by the PCAOB.

Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. However, the PCAOB is currently unable to inspect an auditor’s audit work related to a company’s operations in China and where such documentation of the audit work is located in China. As a result, our investors may be deprived of the benefits of PCAOB’s oversight of our auditors through such inspections.

The inability of the PCAOB to conduct inspections of our auditors’ work papers in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections.  Investors may consequently lose confidence in our reported financial information and procedures and the quality of our financial statements.

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

In February, March, May and December of 2011, January and April of 2012, there were reports published by the Seeking Alpha website, analysts, and other web-based publishers that contained misleading statements about us. Although we have responded to each of these reports in press releases dated February 7, 2011, March 24, 2011, May 19, 2011 and December 15, 2011, there are predictions that there will continue to be more short seller attacks against Chinese companies. As a result, the price of our stock remains vulnerable to any further attacks in this regard.

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

If our common stock was delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

If our common stock was removed from listing with the Nasdaq Global Select Market, we may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than US$5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock was delisted and determined to be “penny stocks,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market. Investors in penny stocks should be prepared for the possibility that they may lose their whole investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed Herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yongye International, Inc.
	By:	/s/ Zishen Wu
Name: Zishen Wu
May 10, 2012		Title: Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Offier
(Principal Financial and Accounting Officer)

