Form 10-Q
period 2012-06-30
Yongye International, Inc.
filed 2012-08-09
CIK 1398551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

As of August 6, 2012, there were 50,537,044 shares of common stock, par value $.001 per share, issued and outstanding.

i

PART I.

Financial Information

ITEM 1.	FINANCIAL STATEMENTS

 YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	Note	June 30, 2012		December 31, 2011
Current assets
Cash		US$	81,952,040	US$	81,154,880
Restricted cash			40,000		40,000
Accounts receivable, net of allowance for doubtful accounts	3		188,359,652		153,629,522
Inventories	4		103,720,614		86,117,000
Deposits to suppliers	5		25,240,430		2,664,360
Prepaid expenses			774,372		4,954,359
Other receivables			253,299		385,263
Deferred tax assets			1,349,974		2,283,388
Total Current Assets			401,690,381		331,228,772

Property, plant and equipment, net	6		21,787,890		21,929,444
Intangible asset, net	7		20,346,860		21,649,890
Land use right, net	8		6,111,971		6,129,151
Prepayment for mining project	9		35,760,100		35,511,520
Other assets	10		44,682,486		31,621,465
Goodwill			10,769,499		10,694,636
Total Assets		US$	541,149,187	US$	458,764,878

Current liabilities

Short-term bank loans	11	US$	25,339,309	US$	28,308,563
Long-term loans and payables - current portion	12		7,518,593		4,279,234
Accounts payable			12,175,256		13,098,183
Income tax payable			8,802,549		3,161,538
Advance from customers			138,951		4,095,580
Accrued expenses	13		14,888,397		4,437,220
Other payables	14		2,956,623		3,159,070
Derivative liabilities - fair value of warrants	15		247,896		317,183
Total Current Liabilities			72,067,574		60,856,571

Long-term loans and payables	12		11,036,284		7,464,683
Other non-current liability			4,327,927		4,297,842
Deferred tax liabilities	10		6,831,827		4,857,800
Total Liabilities		US$	94,263,612	US$	77,476,896

Redeemable Series A convertible preferred shares: par value $.001; 7,969,044 shares authorized; 6,079,545 shares and 5,681,818 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	15	US$	51,208,657	US$	49,399,990

Equity
Common stock: par value $.001; 75,000,000 shares authorized; 49,370,711 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	15	US$	49,371	US$	49,371
Additional paid-in capital			153,079,165		150,654,849
Retained earnings			204,488,483		148,804,997
Accumulated other comprehensive income			19,594,212		17,078,758
Total equity attributable to Yongye International, Inc.			377,211,231		316,587,975
Noncontrolling interest			18,465,687		15,300,017
Total Equity		US$	395,676,918	US$	331,887,992
Commitments and Contingencies	19		-		-

Total Liabilities, Redeemable Series A Convertible Preferred Shares and Equity		US$	541,149,187	US$	458,764,878

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		For the Three Months Ended		For the Six Months Ended
	Note	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Sales		$177,625,986	$154,704,865	$241,991,630	$204,926,076

Cost of sales		69,535,733	62,939,174	98,488,872	85,860,458

Gross profit		108,090,253	91,765,691	143,502,758	119,065,618

Selling expenses		38,554,590	29,152,923	52,757,647	36,834,243

Research and development expenses		7,384,804	5,555,634	8,893,542	6,608,614

General and administrative expenses (including a reversal of allowance for doubtful accounts of US$6,334,832 and nil for the six months ended June 30, 2012 and 2011, respectively)		8,646,763	5,586,019	6,437,292	12,864,324

Income from operations		53,504,096	51,471,115	75,414,277	62,758,437

Other income/(expenses)

Interest expense		(1,102,126)	(291,751)	(2,106,295)	(309,862)
Interest income		75,336	16,860	135,410	27,164
Subsidy income		-	655,071	-	655,071
Other income, net		2,662	26,560	34,716	101,619
Change in fair value of derivative liabilities	15	9,889	83,435	69,287	413,587

Total other (expenses)/income, net		(1,014,239)	490,175	(1,866,882)	887,579

Earnings before income tax expense		52,489,857	51,961,290	73,547,395	63,646,016

Income tax expense	17	9,272,206	10,127,255	13,012,428	12,760,047

Net income		43,217,651	41,834,035	60,534,967	50,885,969
Less: Net income attributable to the noncontrolling interest		2,107,788	2,297,271	3,042,814	2,982,777

Net income attributable to Yongye International, Inc.		$41,109,863	$39,536,764	$57,492,153	$47,903,192

Net income per share of common stock:
Basic	21	$0.75	$0.78	$1.02	$0.95
Diluted	21	$0.74	$0.77	$1.02	$0.94

Weighted average shares used in computation:
Basic	21	49,370,711	49,276,070	49,370,711	48,734,565
Diluted	21	49,445,176	49,378,396	49,453,572	48,845,281

Net income		43,217,651	41,834,035	60,534,967	50,885,969
Other comprehensive income
Foreign currency translation adjustment, net of nil income taxes		297,059	3,845,490	2,638,310	5,672,157

Comprehensive income		43,514,710	45,679,525	63,173,277	56,558,126
Less: Comprehensive income attributable to the noncontrolling interest		2,121,775	2,469,167	3,165,670	3,234,579
Comprehensive income attributable to Yongye International, Inc.		41,392,935	43,210,358	60,007,607	53,323,547

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

		Redeemable series A Convertible Preferred Shares			Common Stock									Equity
												Accumulated		attributable to
								Additional				Other		Yongye
								Paid-in		Retained		Comprehensive		International,		Noncontrolling		Total
	Note	Shares	Amount		Shares	Amount		Capital		Earnings		Income		Inc.		Interest		Equity
Balance as of December 31, 2011		5,681,818	US$	49,399,990	49,370,711	US$	49,371	US$	150,654,849	US$	148,804,997	US$	17,078,758	US$	316,587,975	US$	15,300,017	US$	331,887,992
Comprehensive income
Net income		-		-	-		-		-		57,492,153		-		57,492,153		3,042,814		60,534,967
Other comprehensive income		-		-	-		-		-		-		2,515,454		2,515,454		122,856		2,638,310
Stock compensation to management and independent directors	15	-		-	-		-		2,424,316		-		-		2,424,316		-		2,424,316
Paid-in-kind dividends on redeemable Series A convertible preferred shares	15	397,727		1,808,667	-		-		-		(1,808,667)		-		- (1,808,667)		-		- (1,808,667)
Balance as of June 30, 2012		6,079,545	US$	51,208,657	49,370,711	US$	49,371	US$	153,079,165	US$	204,488,483	US$	19,594,212	US$	377,211,231	US$	18,465,687	US$	395,676,918

The accompanying notes are an integral part of these unaudited consolidated financial statements.

  YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2012		June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	US$	60,534,967	US$	50,885,969
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization		7,072,522		3,261,186
Reversal of allowance for doubtful accounts		(6,334,832)		-
Change in fair value of derivative liabilities		(69,287)		(413,587)
Stock compensation expense		2,424,316		4,950,600
Deferred tax expense		300,108		162,234
Changes in operating assets and liabilities:
Accounts receivable		(27,170,173)		(115,140,649)
Inventories		(17,028,433)		23,582,770
Deposits to suppliers		(22,118,726)		(41,373,219)
Prepaid expenses		4,212,958		(693,128)
Other receivables		134,726		(5,805)
Other assets		(5,099,274)		(1,995,399)
Accounts payable		(1,002,120)		12,662,550
Income tax payable		5,610,204		8,251,950
Advance from customers		(3,988,722)		606,546
Accrued expenses		10,413,691		26,366,405
Other payables		193,633		1,108,043

Net Cash Provided by/(Used in) Operating Activities		8,085,558		(27,783,534)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for intangible asset		-		(3,000,000)
Purchase of property, plant and equipment		(1,449,852)		(1,608,789)
Net Cash Used in Investing Activities		(1,449,852)		(4,608,789)

The accompanying notes are an integral part of these unaudited consolidated financial statements

	For the Six Months Ended
	June 30, 2012		June 30, 2011
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term bank loans		25,318,859		15,384,852
Repayment of long-term loans and payables		(3,091,865)		(351,242)
Repayment of short-term bank loans		(28,483,717)		-
Proceeds from preferred shares, net of issuance cost of $600,010		-		49,399,990
Net Cash (Used in)/Provided by Financing Activities		(6,256,723)		64,433,600

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH		418,177		878,510
NET INCREASE IN CASH		797,160		32,919,787
Cash at beginning of period		81,154,880		41,913,469
Cash at end of period	US$	81,952,040	US$	74,833,256

Supplemental cash flow information:

Cash paid for income taxes	US$	7,128,066	US$	4,345,862
Cash paid for interest expense		2,069,219		309,862

Noncash investing and financing activities:
Acquisition of property, plant and equipment included in other payables		422,754		1,081,041
Acquisition of other assets by assuming long-term loans and payables		9,820,930		1,977,956
Paid-in-kind dividends on redeemable Series A convertible preferred shares		1,808,667		-

The accompanying notes are an integral part of these unaudited consolidated financial statements

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

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

During the six months ended June 30, 2012, the Company began to sell two new products, a crop seed nutrient product and a crop root nutrient product named “Zhongbaosheng” and “Qianggenbao”, respectively. During the three and six months ended June 30, 2012, revenue from the two new products were US$21 million and US$69 million, respectively.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2012, the results of operations for the three and six months ended June 30, 2012 and 2011 and cash flows for six months ended June 30, 2012 and 2011, have been made.

The Company’s business is subject to seasonal variations; thus, the results of operations for the three months ended June 30, 2012 are not necessarily indicative of the results for the full fiscal year ending December 31, 2012. Generally, the second and third quarters are peak sales periods, and first and fourth quarters are low sales periods for the Company.

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

 NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012		December 31, 2011

Accounts receivable	US$	197,359,480	US$	168,852,106
Less: allowance for doubtful accounts		(8,999,828)		(15,222,584)
Total	US$	188,359,652	US$	153,629,522

The activities in the allowance for doubtful accounts for the six months ended June 30, 2012 and 2011 are as follows:

	June 30, 2012		June 30, 2011

Allowance for doubtful accounts at beginning of period	US$	15,222,584	US$	-
Charged to bad debt expense		-		-
Reversal of allowance for doubtful accounts, net		(6,334,832)		-
Foreign currency translation adjustment		112,076		-
Allowance for doubtful accounts at end of period	US$	8,999,828	US$	-

Past due balances are reviewed individually for collectability. During the six months ended June 30, 2012, the entire accounts receivable as of December 31, 2011, including all the past due accounts were collected by the Company. Accordingly, the Company reassessed its allowance for doubtful accounts and recorded a reversal of the allowance for doubtful accounts in the amount of US$6.3 million, which was included in general and administrative expenses. The reversal of the allowance for doubtful accounts primarily related to successful settlement of past due accounts receivable from certain distributors that management had assessed collection to be doubtful due to historical collection pattern, the size of the distributors’ businesses, and length of the relationship with the distributors. Although the Company continues to deliver products to these distributors, revenues from sale of products to these distributors are not recognized until collectability is reasonably assured, and this is generally evidenced by receipt of cash until sufficient period of historical collection experience can be demonstrated. The Company determines the adequacy of the allowance for doubtful accounts by considering the amount of historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute and past due, the accounts receivables aging and customers’ repayment patterns.

NOTE 4 - INVENTORIES

Inventories at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012		December 31, 2011

Finished goods	US$	71,966,332	US$	75,073,119
Work in progress		27,931,646		10,028,719
Raw materials		3,387,607		805,534
Consumables and packing supplies		435,029		209,628
Total	US$	103,720,614	US$	86,117,000

As of December 31, 2011, certain finished goods of US$18,991,849 were pledged as security for short-term bank loans (See Note 11). In addition, as of June 30, 2012 and December 31, 2011, finished goods included US$23,251,377 and US$6,340,411, respectively, of products that were sold to customers for which the related revenue was not recognized in accordance with the Company’s accounting policy on revenue recognition.

NOTE 5 - DEPOSITS TO SUPPLIERS

The Company is required to pay deposits to the suppliers for the full amount of certain raw materials ordered. These raw materials primarily consist of lignite coal, chemical component materials and packing materials. The lignite coal and chemical component materials will be consumed in the production process at Yongye Nongfeng and Yongye Fumin. As of June 30, 2012 and December 31, 2011, the deposits to suppliers for raw materials amounted to US$24,696,228 and US$2,616,231, respectively. As of August 2, 2012, raw materials amounting to approximately US$12 million were subsequently received.

The Company’s decision to make advanced orders of raw materials is mainly based upon (1) the current and projected future market price of raw materials, (2) the demand and supply situation in the raw materials market, and (3) the forecasted demand of products.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012		December 31, 2011

Buildings	US$	14,891,527	US$	14,329,776
Machinery and equipment		7,127,252		7,025,521
Office equipment and furniture		521,852		511,713
Vehicles		2,423,122		2,406,278
Software		26,067		19,909
Leasehold improvements		972,631		902,962
Construction in progress		1,658		-
		25,964,109		25,196,159
Less: Accumulated depreciation and amortization		(4,176,219)		(3,266,715)

Property, plant and equipment, net	US$	21,787,890	US$	21,929,444

Depreciation and amortization expense related to property, plant and equipment for the three months ended June 30, 2012 and 2011 was US$440,318 and US$453,803, respectively. Depreciation and amortization expense related to property, plant and equipment for the six months ended June 30, 2012 and 2011 was US$909,504 and US$833,473, respectively.

As of June 30, 2012 and December 31, 2011, seven and sixteen vehicles with initial carrying amount of US$468,426 and US$794,984 were pledged as security for the long-term bank loans of US$129,423 and US$189,229, respectively. The bank loans were provided for the purchases of the vehicles (See Note 12).

As of June 30, 2012 and December 31, 2011, the Company pledged its building with an original carrying amount of approximately US$6.1 million as security for the short-term bank loan (See Note 11).

NOTE 7 - INTANGIBLE ASSET

Intangible asset at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012
	Weighted
	average	Gross			Net
	amortization	carrying		Accumulated	carrying
	period	amount		amortization	amount
Amortizing intangible assets:
Customer List	9 years	US$	26,078,836	(5,795,297)	20,283,539
Patent	10 years		115,128	(51,807)	63,321
Total		US$	26,193,964	(5,847,104)	20,346,860

	December 31, 2011
	Weighted
	average	Gross			Net
	amortization	carrying		Accumulated	carrying
	period	amount		amortization	amount
Amortizing intangible assets:
Customer List	9 years	US$	25,897,553	(4,316,259)	21,581,294
Patent	10 years		114,327	(45,731)	68,596
Total		US$	26,011,880	(4,361,990)	21,649,890

Amortization expense for the three months ended June 30, 2012 and 2011 was US$730,693 and US$755,628, respectively. Amortization expense for the six months ended June 30, 2012 and 2011 was US$1,485,114 and US$1,453,508, respectively. The estimated annual amortization expense for intangible asset in each of the next five years is US$2,909,161.

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

NOTE 8 - LAND USE RIGHT

As of June 30, 2012 and December 31, 2011, land use right represented:

	June 30, 2012		December 31, 2011

Land use right	US$	6,386,536	US$	6,342,142
Less: Accumulated amortization		(274,565)		(212,991)
Total	US$	6,111,971	US$	6,129,151

As of June 30, 2012 and December 31, 2011, the Company had pledged its land use right with an original carrying amount of approximately US$4.5 million as security for certain short-term bank loans (See Note 11).

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

In August 2011, Inner Mongolia’s Ministry of Land and Resources granted the Company a Mineral Resource Exploration Permit which gives it exclusive exploration rights for the 29.74 square kilometer Project Site for an initial period of three years effective August 2, 2011 (the “Exploration Right”). As of June 30, 2012, the Company had not obtained all other government approvals, including the Geological Report and Geological Exploration Report, for it to acquire the Mineral Right. During the six months ended June 30, 2012, the Company engaged a third party mineral institute to assist the Company in obtaining Geological Exploration Report. The Company believes the cost to be incurred in completing the remaining administrative procedures and obtaining government approvals are not significant. The Project Site in Wuchuan is located near Yongye Fumin’s production plant which manufactures the majority of the Company’s products. The Company believes the acquisition of the Mineral Right will allow it to secure a long term supply of humic acid, which is a major raw material used in the manufacture of fulvic acid based liquid and powder nutrient compounds, and which is sourced from lignite coals.

NOTE 10 - OTHER ASSETS

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

The cost of these vehicles has been recorded as “Other asset” which is expensed over a five-year period in “Cost of Sales”. In addition, as of June 30, 2012 and December 31, 2011, other assets included an amount of US$6,831,827 and US$4,857,800 respectively, representing the tax effect of the difference between the amount paid for the vehicles and the tax basis of the assets.

NOTE 11 - SHORT-TERM BANK LOANS

In December 2011, Yongye Nongfeng obtained two short-term bank loans of RMB 60,000,000 (equivalent to US$9,436,188) and RMB 120,000,000 (equivalent to US$18,872,375) from China Citic Bank. These two short-term bank loans carry a fixed annual interest rate of 7.93% and are pledged by the inventory, land use right and buildings of Yongye Nongfeng. Yongye Nongfeng repaid the short-term loans in May and June 2012.

In April 2012, Yongye Nongfeng obtained a short-term bank loan of RMB 100,000,000 (equivalent to US$15,837,068) with fixed annual interest rate of 8.528% from China Everbright Bank. The short-term bank loan is guaranteed by the Company’s Chairman and his wife, and is due on April 28, 2013. In June 2012, Yongye Nongfeng obtained a short-term bank loan of RMB 60,000,000 (equivalent to US$9,502,241) with fixed annual interest rate of 8.203% from China Citic Bank. The short-term bank loan is pledged by the land use right and building of Yongye Nongfeng, and is due on June 20, 2013.

NOTE 12 - LONG-TERM LOANS AND PAYABLES

As of June 30, 2012 and December 31, 2011, the long-term loans consisted of the following:

	June, 2012		December 31, 2011

Vehicle loans-employees	US$	129,423	US$	189,229
Vehicle loans-distributors		18,425,454		11,554,688
Total	US$	18,554,877	US$	11,743,917

As of June 30, 2012 and December 31, 2011, vehicle loans-employees of US$129,423 and US$189,229, respectively, were secured by seven and sixteen vehicles with initial carrying amount of US$468,426 and US$794,984, respectively. The vehicle loans-employees are payable in monthly installments over three to five years. Interest rates on the loans range from 5.40% to 14.54% annually and are subject to the change of the base interest rate prescribed by People’s Bank of China. The vehicle loans were obtained by individual employees of the Company after the Company made the initial down payment of the purchase price of the vehicles. The Company and the individual employees entered into trust agreements that stipulate that (i) the vehicles are legally registered under the individuals’ name, (ii) the Company has the rights of official use, (iii) the Company has the rights to the legal title of the vehicles at all times and is entitled to change the registered owner to the Company or designated third party at any time, (iv) the Company assumes the risk of loss, damage, penalty and other obligations related to the operation and ownership of the vehicle to the extent that the loss or damages were not caused by the individuals’ improper use of the vehicle, (v) the individuals have no right to sell, lease, lend or pledge the vehicles to any other person or entity, and (vi) the Company is obligated to repay the loans in full, and to bear the costs of the related repairs, maintenance, insurance and taxes. Consequently, the Company has recognized the cost of the vehicles as other assets and the loans as liabilities in its consolidated balance sheet.

Vehicle loans-distributors represented loans that were initially obtained by the distributors from banks and financial institutions. The Company and the distributors entered into agreements, pursuant to which the Company would assume the full repayment of the loans on behalf of these distributors in exchange for the distributors agreeing to comply with certain sales conditions (See Note 10). The loans have two or three year terms and are payable in monthly installments. Interest rates on the loans range from 5.40% to 18.24% annually, subject to the change of the base interest rate prescribed by People’s Bank of China.

The aggregate maturities of the long-term loans and payables for each of the five years subsequent to June 30, 2012 are: US$7,518,593, US$7,822,378, US$3,213,906, US$0, and US$0, respectively.

NOTE 13- ACCRUED EXPENSES

As of June 30, 2012 and December 31, 2011, the accrued expenses primarily consisted of accrued research and development expenses that amounted to US$6,617,430 and US$667,266, respectively, accrued advertising and promotion expenses that amounted to US$5,232,410 and US$2,388,238, respectively, and accrued freight charges amounted to US$1,194,538 and US$7,920, respectively.

NOTE 14- OTHER PAYABLES

Other payable as of June 30, 2012 mainly represented payables of US$422,754 for the construction of the production plant in Yongye Fumin and non income tax payable of US$1,939,346. Other payable as of December 31, 2011 mainly represented payable of US$980,169 for the construction of the production plant in Yongye Fumin and non income tax payable of US$1,834,577.

NOTE 15- EQUITY FINANCING

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

On October 10, 2011, the Company granted 1,166,333 restricted shares to management and independent directors of the Company in accordance with Yongye International, Inc. 2010 Omnibus Securities and Incentive Plan, as an incentive to such individuals to promote the success of the Company’s business. As of June 30, 2012, the shares have not yet vested.

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

In June 2012, 397,727 shares redeemable Series A convertible preferred shares were issued to MSPEA as paid-in-kind dividends. Total fair value of the paid-in-kind dividends as of the declaration and issuance date was US$1,808,667. The estimated fair values of the paid-in-kind dividends were determined using Monte Carlo Simulation Model.

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

Dividends

The holders of the redeemable Series A convertible preferred shares shall be entitled to receive paid-in-kind dividends in additional shares of redeemable Series A convertible preferred shares, on each anniversary of the Issuance Date. The calculation of paid-in kind dividends is based on the number of shares of redeemable Series A convertible preferred shares held by such holders on such anniversary multiplied by an annual dividend rate determined on such anniversary in accordance with the formula set forth below (the “Preferred Dividend Rate”), compounded annually:

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

Redemption

The holders of the redeemable Series A convertible preferred shares have the right to require the Company to redeem all or a portion of the outstanding redeemable Series A convertible preferred shares upon the occurrence of any of the following conditions: (i) a material breach by any of the Company and Full Alliance of any of the key obligations under the securities purchase agreement and related transaction documents, (ii) the failure to remain current in the Company’s securities filings, (iii) the failure to obtain the Exploration Right (See Note 9) and recover amounts paid for such rights, on or prior to June 30, 2012, and (iv) the discontinuation of Mr. Zishen Wu as CEO of the Company prior to December 31, 2014, unless his cessation of duties results from his death, disability or incapacity. In such cases, the redemption price for the redeemable Series A convertible preferred shares would be equal to an amount that would yield a total internal rate of return of 30% on the purchase price of the redeemable Series A convertible preferred shares.

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

Based on the historical income level, year to date income and projected net income and earnings per share for the next three years, management believes it is not probable that the Series A convertible preferred shares are redeemable as at December 31, 2011 and June 30, 2012. The Company assesses the probability of whether the redeemable Series A convertible preferred shares are redeemable at each reporting period end.

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

During the three and six months ended June 30, 2012 and 2011, no “April Warrants” and “September Warrants” were exercised by April Investors and September Investors.

According to the terms of these warrants, the Company could be required to pay cash to the warrant holders under certain events that are not within the control of the Company.  Specifically, upon the occurrence of certain “fundamental transactions” as defined, the warrant holders (but not the shareholders of the Company’s common stock) are entitled to receive cash equal to the value of the warrants to be determined based on an option pricing model and certain specified assumptions set forth in the warrant agreement.  In addition, the terms of the warrants include a “down-round” provision under which the exercise price could be affected by future equity offerings undertaken by the Company.  If the Company issues any common stock or common stock equivalents, as defined, at any time the warrants are outstanding, at an effective price less than the then warrant exercise price, the exercise price of warrants will be reduced to the effective price of newly issued common stock or common stock equivalents.  In the “May Offering”, the Company issued new common stock at a price of US$1.54 per share and accordingly, the exercise price of the April Warrants and the September Warrants was reduced to US$1.54 per share.  The exercise price of the May Warrants (US$1.848) was not affected but is also subject to potential down-round adjustments in future periods. As of June 30, 2012 and December 31, 2011, there were 148,172 warrants outstanding, of which 48,714 and 99,458 warrants will expire if unexercised by April 2013 and September 2013, respectively.

The potential cash payments and the down-round provision preclude the classification of these warrants as equity. Accordingly, the warrants are accounted for as a liability and adjusted to fair value through earnings at each reporting date. The gain resulting from the decrease in fair value of warrants was US$9,889 and US$83,435 for the three months ended June 30, 2012 and 2011, respectively. The gain resulting from the decrease in fair value of warrants was US$69,287 and US$413,587 for the six months ended June 30, 2012 and 2011, respectively.

The estimated fair values of the warrants issued to April Investor and September Investor were determined at June 30, 2012 and December 31, 2011 using Binominal Option Pricing Model with Level 2 inputs. The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

	Fair Value Measurements Using:
			Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs		Significant Unobservable Inputs
June 30, 2012	Total		Level 1	Level 2		Level 3

Liabilities at fair value:
Derivative liabilities-warrants	US$	247,896	-	US$	247,896	-

	Fair Value Measurements Using:
			Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs		Significant Unobservable Inputs
December 31, 2011	Total		Level 1	Level 2		Level 3

Liabilities at fair value:
Derivative liabilities-warrants	US$	317,183	-	US$	317,183	-

The fair values of the warrants are summarized as follows:

	April Warrants		September Warrants
Fair value of warrant per share (US$) at:
Date of issuance	US$	1.07	US$	2.08
December 31, 2011		2.11		2.16
June 30, 2012		1.60		1.71

The fair values of the warrants outstanding as of June 30, 2012 and December 31, 2011 were determined based on the Binominal option pricing model, using the following key assumptions:

	June 30, 2012				December 31, 2011
	April Warrants		September Warrants		April Warrants		September Warrants

Expected volatility		57.1%		69.3%		65.5%		64.1%

Expected dividends yield		0%		0%		0%		0%

Time to maturity		0.8 years		1.2 years		1.3 years		1.7 years

Risk-free interest rate per annum		0.590%		0.590%		1.202%		1.202%

Fair value of underlying common shares (per share)	US$	3.09	US$	3.09	US$	3.52	US$	3.52

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

In October 2010, the Company granted 1,183,667 restricted shares to management and independent directors of the Company in accordance with the Plan. Management was granted 1,137,000 shares on October 8, 2010, and the independent directors were granted 46,667 shares on October 15, 2011. The shares vested in April 2011.

In October 2011, the Company granted 1,166,333 restricted shares to management and independent directors of the Company in accordance with the Plan. Management was granted 1,073,000 shares, and the independent directors were granted 93,333 shares on October 10, 2011. The shares vest in October 2012.

At June 30, 2012, there was US$1,345,362 unrecognized compensation cost related to unvested shares granted under the Plan, which is expected to be recognized over a weighted average period of approximately 3 months. The total stock-based compensation cost recognized in the general and administrative expenses for the three months ended June 30, 2012 and 2011 were US$1,212,158 and US$370,866, respectively. The total stock-based compensation cost recognized in the general and administrative expenses for the three months ended June 30, 2012 and 2011 were US$2,424,316 and US$4,950,600, respectively.

A summary of the Company’s unvested shares as of June 30, 2012, and changes during the three and six months ended June 30, 2012, is presented below:

Weighted average
grant-date
Restricted shares	Shares	fair value
Balance at January 1, 2012	1,166,333	US$	4,875,272
Granted	-		-
Vested	-		-
Forfeited	-		-
Balance at March 31, 2012	1,166,333		4,875,272
Granted	-		-
Vested	-		-
Forfeited	-		-
Balance at June 30, 2012	1,166,333	US$	4,875,272

NOTE 16 - STATUTORY RESERVE

Yongye Nongfeng and Yongye Fumin are required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principal in the PRC to a statutory surplus reserve until the reserve balance reaches 50% of its registered capital. For the six months ended June 30, 2012 and 2011, Yongye Nongfeng and Yongye Fumin made appropriations to this statutory reserve of US$5,833,961, and US$5,889,753, respectively. The accumulated balance of the statutory reserve of Yongye Nongfeng and Yongye Fumin as of June 30, 2012 and December 31, 2011 was US$27,557,130 and US$21,723,169, respectively.

In accordance with the PRC laws and regulations, Yongye Nongfeng and Yongye Fumin are restricted in its ability to transfer a portion of its net assets to the Company in the form of dividends, which amounted to US$26,179,274, representing the amount of accumulated balance of statutory reserve of Yongye Nongfeng and Yongye Fumin attributable to the Company as of June 30, 2012.

NOTE 17 - INCOME TAXES

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiaries are subject to income tax rate of 25%, unless otherwise specified. During 2010, Yongye Nongfeng was qualified as a High-Tech Enterprise which entitles it to a preferential tax rate of 15% for three years from January 1, 2010 to December 31, 2012.

The Company’s effective income tax rates for the three months ended June 30, 2012 and 2011 were 17.66% and 19.49%, respectively, and were 17.69% and 20.05% for the six months ended June 30, 2012 and 2011. The effective income tax rate for the three and six months ended June 30, 2012 differs from the PRC statutory income tax rate of 25% primarily due to the effect of Yongye Nongfeng’s preferential tax treatment, which is partly offset by the effect of non-deductible expenses.

There has been no change in unrecognized tax benefits during the six months ended June 30, 2012. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. No interest and penalties related to unrecognized tax benefits was recorded for the three and six months ended June 30, 2012.

NOTE 18 - FAIR VALUE MEASUREMENTS

The fair values of the financial instruments as of June 30, 2012 and December 31, 2011 represent the estimated amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. The fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

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

Long-term loans and payables: The fair value of the Company’s long-term loans and payables is estimated by discounting future cash flows using current market interest rates offered to the Company and its subsidiaries for debts with substantially the same characteristics and maturities, and which approximated to its carrying amount as of June 30, 2012 and December 31, 2011.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

In December 2010, the Company entered into an operating lease for an office space in Beijing, PRC for the period from January 1, 2011 to December 31, 2013. The lease expense for the Beijing office was US$66,005 and US$64,172 for the three months ended June 30, 2012 and 2011, respectively, and US$132,121 and US$127,559 for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, the minimum lease payment for each of the twelve month periods ending June 30, 2013 and 2014 under a non-cancellable operating lease agreement was US$264,234 and US$132,117 respectively, or an aggregate amount of US$396,351. There is no minimum lease payment in the next third, fourth and fifth twelve month periods.

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

NOTE 20 - RELATED PARTY TRANSACTIONS AND BALANCES

On January 4, 2011, the Company entered into an operating lease with Inner Mongolia Yongye for a research and development activity facility in Beijing, PRC for the period from January 4, 2011 to December 31, 2011. The operating lease was renewed on January 4, 2012 for the period from January 4, 2012 to December 31, 2012 and covered larger leasing area. The lease expense for the research and development facility paid to Inner Mongolia Yongye was US$63,297 and US$39,898 for the three months ended June 30, 2012 and 2011, respectively, and was US$126,700 and US$79,308 for the six months ended June 30, 2012 and 2011. Total minimum lease payment is US$126,697 for the next twelve month period.

In April 2012, Yongye Nongfeng obtained the short-term bank loan of RMB 100,000,000 (equivalent to US$15,837,068) with fixed annual interest rate of 8.528% from China Everbright Bank. The short-term bank loan is guaranteed by the Company’s Chairman and his wife, and is due on April 28, 2013.

 NOTE 21 - EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share for the periods indicated:

	For the Three Months Ended
	June 30, 2012		June 30, 2011
Numerator:
Net income attributable to Yongye International, Inc.	US$	41,109,863	US$	39,536,764

Paid-in-kind dividends on redeemable Series A convertible preferred shares, net of amounts accumulated in prior reporting periods		913,042		(201,370)
Earnings allocated to participating nonvested shares		(870,331)		(73,453)
Earnings allocated to participating redeemable Series A convertible preferred shares		(4,311,588)		(1,017,644)
Net income for basic earnings per share		36,840,986		38,244,297
Denominator:
Weighted average shares of common stock		49,370,711		49,276,070
Basic earnings per common stock		0.75		0.78

	For the Six Months Ended
	June 30, 2012		June 30, 2011
Numerator:
Net income attributable to Yongye International, Inc.	US$	57,492,153	US$	47,903,192

Paid-in-kind dividends on redeemable Series A convertible preferred shares, net of amounts accumulated in prior reporting periods		40,439		(201,370)
Earnings allocated to participating nonvested shares		(1,192,568)		(606,543)
Earnings allocated to participating redeemable Series A convertible preferred shares		(5,858,782)		(628,540)
Net income for basic earnings per share		50,481,242		46,466,739
Denominator:
Weighted average shares of common stock		49,370,711		48,734,565
Basic earnings per common stock		1.02		0.95

The holders of the redeemable Series A convertible preferred shares are  entitled to receive cumulative paid-in-kind dividends in additional shares of redeemable Series A convertible preferred shares, on each anniversary of the Issuance Date (See Note 15) (“Cumulative Dividends”), and therefore net income attributable to Yongye International, Inc is reduced by dividends accumulated for each reporting period in the computation of basic earnings per share. At each reporting period prior to the dividends declaration date, the fair value of the dividends accumulated is measured based on what it would be if the end of the reporting period was the dividend determination date.  In June 2012, 397,727 shares of paid-in-kind dividends with a total fair value of the US$1,808,667 were issued to MPSEA. The paid-in kind dividends for the three and six month periods ended June 30, 2012 represent the fair value of the dividends on the declaration date, net of the amount accumulated in prior reporting periods within the anniversary of the Issuance Date.

The following table sets forth the computation of diluted earnings per share for the periods indicated:

	For the Three Months Ended
	June 30, 2012		June 30, 2011
Numerator:

Net income allocated to common stockholders as reported in basic EPS	US$	36,840,986	US$	38,244,297
Change in fair value of derivative liabilities		(9,889)		(83,435)
Net income for diluted earnings per share		36,831,097		38,160,862
Denominator:
Weighted average shares of common stock as reported in basic EPS		49,370,711		49,276,070
Dilutive effect of warrants		74,465		102,326
		49,445,176		49,378,396

Diluted earnings per common stock		0.74		0.77

	For the Six Months Ended
	June 30, 2012		June 30, 2011
Numerator:

Net income allocated to common stockholders as reported in basic EPS	US$	50,481,242	US$	46,466,739
Change in fair value of derivative liabilities		(69,287)		(413,587)
Net income for diluted earnings per share		50,411,955		46,053,152
Denominator:
Weighted average shares of common stock as reported in basic EPS		49,370,711		48,734,565
Dilutive effect of warrants		82,861		110,716
		49,453,572		48,845,281

Diluted earnings per common stock		1.02		0.94

NOTE 22 - CONCENTRATIONS AND CREDIT RISKS

At June 30, 2012, the Company held cash in banks of approximately US$81,863,373 that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institution in the PRC with acceptable credit rating.

Five major customers accounted for 46% of the Company’s total revenue for the three months ended June 30, 2012, and 47% of the Company’s total revenue for the six months ended June 30, 2012. Five major customers accounted for 33% of the Company’s total revenue for the three months ended June 30, 2011, and 34% of the Company’s total revenue for the six months ended June 30, 2011. The Company’s total revenue to five major customers were US$81,605,811 and US$114,681,108 for the three and six months ended June 30, 2012, respectively. The Company’s total revenue to five major customers were US$51,775,780 and US$69,258,378 for the three and six months ended June 30, 2011, respectively. All these major customers are distributors in the PRC agriculture industry.

For the three months ended June 30, 2012					For the six months ended June 30, 2012
Largest Customers	Primary Provinces	Amount of Sales		% Total Sales	Largest Customers	Primary Provinces	Amount of Sales		% Total Sales
Customer A	Shandong	US$	19,870,690	11%	Customer E	Inner Mongolia	US$	30,116,951	12%

Customer B	Guangdong		17,608,619	10%	Customer A	Shandong		23,839,329	10%

Customer C	Henan		16,380,450	9%	Customer C	Henan		20,888,735	9%

Customer D	Liaoning; Heilongjiang; Jilin		15,124,464	9%	Customer B	Guangdong		20,814,750	8%

Customer E	Inner Mongolia		12,621,588	7%	Customer D	Liaoning; Heilongjiang; Jilin		19,021,343	8%

Total		US$	81,605,811	46%	Total		US$	114,681,108	47%

For the three months ended June 30, 2011					For the six months ended June 30, 2011
Largest Customers	Primary Provinces	Amount of Sales		% Total Sales	Largest Customers	Primary Provinces	Amount of Sales		% Total Sales
Customer D	Liaoning; Heilongjiang; Jilin	US$	11,714,097	7%	Customer A	Shandong	US$	15,482,182	8%
Customer A	Shandong		11,140,841	7%	Customer D	Liaoning; Heilongjiang; Jilin		15,111,830	7%
Customer B	Guangdong		10,665,071	7%	Customer B	Guangdong		13,550,836	7%
Customer F	Jiangsu		9,193,809	6%	Customer G	Shaanxi		13,097,356	6%
Customer C	Henan		9,061,962	6%	Customer F	Jiangsu		12,016,174	6%
Total		US$	51,775,780	33%	Total		US$	69,258,378	34%

Three major suppliers accounted for 77% (US$44,725,788), of which one major supplier accounted for 32% (US$18,255,847) of the Company’s inventory purchase for the three months ended June 30, 2012. Three major suppliers accounted for 70% (US$75,077,488), of which one major supplier accounted for 27% (US$29,338,145) of the Company’s inventory purchase for the six months ended June 30, 2012. Three major suppliers accounted for 83% (US$22,790,351), of which one major supplier accounted for 31% (US$8,539,793) of the Company’s inventory purchase for the three months ended June 30, 2011. Three major suppliers accounted for 87% (US$50,562,626), of which one major supplier accounted for 36% (US$20,794,408) of the Company’s inventory purchase for the six months ended June 30, 2011. If these suppliers terminate their supply relationship with the Company, the Company may be unable to purchase sufficient raw materials on acceptable terms, which may adversely affect the Company’s results of operations.

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

Company Overview

We are a leading crop nutrient company in China in term of total sales in 2011. We are primarily engaged in the research, development, manufacturing and sales of fulvic acid based crop and animal nutrient products for the agriculture and stock farming industry. We are headquartered in Beijing with production facilities in Hohhot, Inner Mongolia Autonomous Region of China (“Inner Mongolia”). Our products are sold nationwide in 30 provinces, autonomous regions and centrally-administered municipalities across China.

Products

Currently, our principal product is our liquid crop nutrient products, from which we derived substantially all of our sales for the six months ended June 30, 2012. We also produce powder animal nutrient product which is mainly used for dairy cows. In the first quarter of 2012, we launched two new crop nutrient products, a crop seed nutrient product and a crop root nutrient product. The crop seed nutrient product helps crop seeds sprout and improves the growth of roots, and the crop root nutrient product improves crop roots’ ability to absorb water and fertilizers and enhance crop resistance against drought, freezing, diseases, and stalk leaning. We believe, by using our regular crop nutrient together with our new products at different stages of crop growth, the combined effectiveness of our products will further enhance crop yield. We market our regular crop and animal products under the trade name “Shengmingsu” (“生命素” in Chinese means “Life Essential”). Our new products for crop seeds and roots are named “Zhongbaosheng” and “Qianggenbao” respectively. We produce our liquid crop nutrient products, including the newly launched crop seed product and crop root product, based on our proprietary formulae utilizing fulvic acid as the primary compound base and combining with various micro nutrients such as zinc and boron, macro nutrients like nitrogen, phosphorous and potassium (“NPK”) and other nutrients that are essential for the crop health. Our crop nutrient’s core fulvic acid compound improves crop yield by enhancing the absorption of fertilizers and micro nutrients. In addition, the micro nutrients and NPK included in our crop nutrient formula serve as supplements during key growth stages of crops. We believe that our crop nutrient products are particularly well-suited for use in China, which generally has highly degraded farming soil as a result of over-farming, decades of over-use of chemical fertilizers and less advanced farming practices compared with more developed nations. Our regular crop nutrient product is most commonly applied through directly spraying onto leaves of crops after dilution with water, and typically used at certain critical growth stages of crops in addition to normal fertilizer application. Our crop seed nutrient product is used by soaking the seeds in our product after water dilution. Soaking time and proportions of water to product vary among different crops and users should follow our product specifications. At the time of transplant of seeding crop, our crop root nutrient is used by applying the product onto the crop roots after water dilution and blending with soil. After the transplant, the water-diluted crop root product is used to irrigate the crops at the roots. Soaking time and water-product proportions during and after transplanting varies and users should follow our product specifications.

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

Sales and Distribution

We employ a multi-tiered distribution model whereby we primarily sell our products to provincial-level distributors who in turn sell to our end-customers either directly or indirectly through county-level distributors and independently owned Yongye branded stores (village-level distributors) (“Branded Retailers”). We currently have 25 provincial-level distributors, most of which covers a single province, while the rest of them cover either multiple provinces or a portion of one province (in the case of Hebei, Inner Mongolia and Xinjiang). We select our provincial-level distributors based on criteria including experience, reputation, network coverage and financial strength, and we usually enter into multi-year distribution contracts with them. All of our contracts with provincial-level distributors include mutual exclusivity provisions whereby the provincial-level distributors are not allowed to distribute competing products, and we grant the distributor exclusive sales rights in the designated territory. We are careful to ensure that the sales territories of our provincial-level distributors do not overlap.

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

As of June 30, 2012, our products were sold in 30 provinces, autonomous regions and centrally-administered municipalities across China. We sell our products to 25 provincial-level distributors, who then sell our products to 810 county-level distributors and 32,015 Branded Retailers. Our multi-tiered distribution model allows us to penetrate the vast and highly fragmented rural area of China by utilizing our internal sales team to manage and leverage thousands of sales personnel at our provincial-level distributors, county-level distributors and Branded Retailers. Our internal sales team actively manages our multi-tier distribution network by participating in major distributor sales activities and providing training presentations and seminars.

Raw Materials and Production

Our product’s core compound, fulvic acid, is extracted from humic acid. Humic acid is formed by the biodegradation of dead organic matter which is buried and compressed under soil, and humic acid is mostly contained in peat, lignite coal, leonardite coal, etc. Our production process primarily involves the extraction of fulvic acid and then blending it with macro and micro nutrients based on our patented formulae. The molecular structure of fulvic acid is smaller than humic acid, which enables fulvic acid to be more easily absorbed by crop leaves.

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

Currently, we procure lignite coal from independent third party suppliers in Inner Mongolia.  In March 2010, in order to secure a long-term supply of humic acid, we entered into an agreement to acquire a mineral resource project in Wuchuan County, Inner Mongolia.  In August 2011, Yongye Fumin, our wholly-owned subsidiary, obtained a Mineral Resource Exploration Permit for this project site in Wuchuan County, Inner Mongolia, which was issued by the Inner Mongolia Ministry of Land and Resources. Such approval granted us exclusive exploration rights for this project site for an initial period of three years beginning August 2, 2011.  We are in the process of applying for the governmental approval for the Mineral Right and are preparing for the relevant reports, including but not limited to a Geological Report and a Geological Exploration Report. In June 2012, we commenced detailed exploration process to obtain a Geological Exploration Report. Upon the granting of the Mineral Right, we will be able to further vertically integrate our operations.

Currently we have a total of 46,000 tons of combined annual design production capacity at the Wuchuan Facility and the Jinshan Facility.  The major production processes for our crop and animal nutrient products are identical, and therefore production capacities for the two lines of products to a large extent are inter-changeable.

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

For the six months ended June 30, 2012, our actual production output for liquid crop nutrient product was 19,364 tons and the actual output for powder animal nutrient was 684 tons.  We may continue to invest in production capacity expansion as required to respond to increasing demand for our products in the future.

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

We are currently researching and market testing various customized products for crop and animals. We have already officially introduced two new products to the market in the first quarter of 2012. One new product is to help crop seeds to sprout and grow, and the other is to improve crop roots’ ability to absorb water and fertilizers and to enhance crop resistance against drought, freezing, diseases, and stalk leaning. We are also examining market opportunities for introducing crop products specifically targeted at corn, peppers, wheat, rice, cucumbers, tomatoes, cotton, potatoes, sunflowers, grapes, tropical fruits and flowers, though no assurance can be given that we will ultimately bring to market the products that we are currently researching or market testing on. As to animal products, we are market testing the products used for pig, chickens and sheep.

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

On July 19, 2011 we and certain of our officers and directors were named in a derivative suit filed in the First Judicial District Court of the State of Nevada and Carson City alleging, among other things, that such directors and officers breached their fiduciary duties to us, misrepresented our earnings, wasted corporate assets and unjustly enriched themselves at the expense of us. The derivative complaint also alleges that we, at the direction of or with the approval of our directors, failed to implement an adequate system of internal and financial controls. This lawsuit is in its early stages.  We believe that the claims contained in the lawsuit to be without merit and intend to defend ourselves vigorously.

In April 2012, Yongye Nongfeng obtained a short-term bank loan of RMB 100,000,000 (equivalent to US$15,837,068) with fixed annual interest rate of 8.528% from China Everbright Bank. The short-term bank loan is guaranteed by our Chairman and his wife, and is due on April 28, 2013. In June 2012, Yongye Nongfeng obtained a short-term bank loan of RMB 60,000,000 (equivalent to US$9,502,241) with fixed annual interest rate of 8.203% from China Citic Bank. The short-term bank loan is pledged by the land use right and building of Yongye Nongfeng, and is due on June 20, 2013.

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

Agriculture Sector

The agriculture industry in China enjoys favorable government policies. In 2012, the government plans to spend RMB1.2 trillion (US$194 billion) on agriculture, rural areas and farmers, 15.5% higher than the amount in 2011. According to the 12th Five-Year National Economic and Social Plan (2011-2015) of China, the Chinese government will continue to support the agriculture industry. Increasing the agriculture production capacity and developing high-yield, high-quality and high-efficiency agriculture are the focus of the Chinese government. Given our product’s ability to improve fertilizer utilization, increase crop yield, improve product quality, and enhance crop’s drought-resistance, we expect that we will further benefit from the Chinese government’s agricultural policy.

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

The goal of government policies is to maintain self-sufficiency in food production because no other country can feed the world’s biggest population, according to Sun. “Our strategy must be based on stable farmland, and seeking ways to improve yields,” Sun said in a speech to local officials, outlining the government’s near- and long-term agriculture policy and objectives. “China, which harvested more summer crops, aims also to boost grain and oilseed output this year. To ensure next year’s crops production, officials must stabilize area planted with winter wheat and use idle land in the off season to grow rapeseed”, Sun said.

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

Our end-customers are comprised of large farms which purchase directly from distributors, and individual farmers who purchase either through Branded Retailers or promotional events held by local distributors. Our Branded Retailer network has been a key driver of our sales. The number of Branded Retailers increased from 30,086 as of December 31, 2011 to 32,015 as of June 30, 2012. Hebei, Shanxi, Jiangsu, Henan and Xinjiang provinces accounted for the majority of newly recruited Branded Retailers.

Below is a table setting forth the expansion of our Branded Retailer network.

Branded Retailer by Region	Year End 2010	Q2 End 2011	Year End 2011	Q2 End 2012

Hebei/Beijing/Tianjin	3,532	3,795	3,935	4,195
Inner Mongolia	501	567	765	896
Shandong	3,198	3,325	3,358	3,370
Guangdong/Hainan	641	845	941	1,052
Henan	1,920	2,208	2,456	2,626
Heilongjiang/Jilin/Liaoning	1,231	2,066	2,180	2,220
Xinjiang	1,395	1,946	2,097	2,260
Hubei/Hunan	3,040	2,949	2,978	3,111
Gansu/Qinghai	887	915	920	920
Jiangsu	1,186	1,748	1,936	2,108
Shanxi	1,106	1,288	1,310	1,505
Anhui	1,222	1,390	1,420	1,420
Shaanxi	1,443	1,480	1,491	1,589
Sichuan/Chongqing	691	958	1,044	1,056
Jiangxi/Fujian	666	937	1,006	1,139
Yunnan/Guizhou	620	896	1,076	1,192
Zhejiang	138	191	252	386
Guangxi	184	428	472	521
Ningxia	427	433	441	441
Shanghai	8	8	8	8
Total	24,036	28,373	30,086	32,015

Seasonality

Our regular liquid crop nutrient product is most commonly applied by directly spraying onto leaves of crops in the second and third quarters, which correspond to the growing seasons for most crops in most parts of China. Accordingly, the sales during the second and third quarters usually represent 70-80% of our total annual sales. Therefore, higher volume of finished goods were usually accumulated during the non-peak seasons in preparation for the subsequent peak sales seasons which will result in higher inventory turnover days during non-peak seasons. In 2012, we launched two new products which are positioned specifically for crop seeds and roots, the peak sales seasons of which fall in the first quarter. Although these two new products contributed the majority of our sales in the first quarter and small portion of our sales in the second quarter of 2012, due to the fact that these two new products were newly introduced to the market, we expect that these two new products will only account for a small portion of our total sales in 2012 on a full year basis.

Pricing

We principally sell to our provincial-level distributors at an ex-factory price, and they in turn sell to lower level distributors at distributor prices. Branded Retailers sell to farmers at our suggested retail prices. Our pricing policy is consistent across the country, and we require our provincial-level distributors to ensure this policy is followed by county-level distributors and Branded Retailers. Our pricing policy for ex-factory price, different level of distributor prices and suggested retail prices have generally remained stable for the past several years. In 2011, we allowed Branded Retailers to charge a higher retail price for an updated version of our crop nutrient product that was replacing the prior version.

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

Competition

While we compete with both nationwide and local manufacturers of humic or fulvic acid crop nutrients, we believe that we are a clear market leader. The Chinese agriculture industry and the retail market for agricultural goods are highly fragmented. As of the end of July 2012, there were more than 4,000 fertilizer products registered in the PRC Ministry of Agriculture’s registry. We mainly compete directly with producers of humic or fulvic acid based products, of which there were around 1,000 registered as of the end of July 2012.

In addition to humic or fulvic acid based crop nutrient products, our nutrient products also compete with other liquid fertilizers applied on crop leaves, such as amino acid-based nutrients and other liquid fertilizers containing NPK or minerals as many farmers view such liquid fertilizers as a single product category.

We believe that with our proven product efficacy, premium brand and nation-wide distribution network, we are well positioned to maintain our leadership position in this market.

RESULTS OF OPERATIONS

Summary Statement of Comprehensive Income Data

in US$, except for percentages	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011	Variance	%	Variance	%
Sales	177,625,986	154,704,865	241,991,630	204,926,076	22,921,121	14.8%	37,065,554	18.1%

Cost of sales	69,535,733	62,939,174	98,488,872	85,860,458	6,596,559	10.5%	12,628,414	14.7%

Gross profit	108,090,253	91,765,691	143,502,758	119,065,618	16,324,562	17.8%	24,437,140	20.5%

Selling expenses	38,554,590	29,152,923	52,757,647	36,834,243	9,401,667	32.2%	15,923,404	43.2%

Research and development expenses	7,384,804	5,555,634	8,893,542	6,608,614	1,829,170	32.9%	2,284,928	34.6%

General and administrative expenses (including a reversal of allowance for doubtful accounts of US$6,334,832 and nil for the six months ended June 30, 2012 and 2011, respectively)	8,646,763	5,586,019	6,437,292	12,864,324	3,060,744	54.8%	(6,427,032)	(50.0)%

Income from operations	53,504,096	51,471,115	75,414,277	62,758,437	2,032,981	3.9%	12,655,840	20.2%

Other income/(expenses)
Interest expense	(1,102,126)	(291,751)	(2,106,295)	(309,862)	(810,375)	277.8%	(1,796,433)	579.8%
Interest income	75,336	16,860	135,410	27,164	58,476	346.8%	108,246	398.5%
Subsidy income	-	655,071	-	655,071	(655,071)	(100.0)%	(655,071)	(100.0)%
Other income/(expenses), net	2,662	26,560	34,716	101,619	(23,898)	(90.0)%	(66,903)	(65.8)%
Change in fair value of derivative liabilities	9,889	83,435	69,287	413,587	(73,546)	(88.1)%	(344,300)	(83.2)%
Total other income/(expenses), net	(1,014,239)	490,175	(1,866,882)	887,579	(1,504,414)	(306.9)%	(2,754,461)	(310.3)%
Earnings before income tax expense	52,489,857	51,961,290	73,547,395	63,646,016	528,567	1.0%	9,901,379	15.6%
Income tax expense	9,272,206	10,127,255	13,012,428	12,760,047	(855,049)	(8.4)%	252,381	2.0%
Net income	43,217,651	41,834,035	60,534,967	50,885,969	1,383,616	3.3%	9,648,998	19.0%
Less: Net income attributable to the noncontrolling interest	2,107,788	2,297,271	3,042,814	2,982,777	(189,483)	(8.2)%	60,037	2.0%

Net income attributable to Yongye International, Inc.	41,109,863	39,536,764	57,492,153	47,903,192	1,573,099	4.0%	9,588,961	20.0%
Earnings per share:						-	-	-
Basic earnings per common stock	0.75	0.78	1.02	0.95	-	-	-	-
Diluted earnings per common stock	0.74	0.77	1.02	0.94	-	-	-	-

Weighted average shares used in computation:
Basic earnings per common stock	49,370,711	49,276,070	49,370,711	48,734,565	-	-	-	-
Diluted earnings per common stock	49,445,176	49,378,396	49,453,572	48,845,281	-	-	-	-

Review of Results of Operation for the Three and Six Months Ended June 30, 2012

Our sales increased by 14.8% to US$177.6 million for the three months ended June 30, 2012, from US$154.7 million for the same period of 2011. Our sales increased by 18.1% to US$242.0 million for the six months ended June 30, 2012, from US$204.9 million for the same period of 2011.

Our gross profit increased by 17.8% to US$108.1 million for the three months ended June 30, 2012, from US$91.8 million for the same period of 2011. Gross profit margin was 60.9% for the three months ended June 30, 2012, as compared to 59.3% for the same period of 2011. Gross profit increased by 20.5% to US$143.5 million for the six months ended June 30, 2012, from US$119.1 million for the same period of 2011. Gross profit margin was 59.3% for the six months ended June 30, 2012, as compared to 58.1% for the same period of 2011.

Our net income attributable to Yongye International, Inc. increased by 4.0% to US$41.1 million, or US$0.74 diluted earnings per share, for the three months ended June 30, 2012, from US$39.5 million, or US$0.77 diluted earnings per share, for the same period of 2011. Our net income attributable to Yongye International, Inc. increased by 20.0% to US$57.5 million, or US$1.02 diluted earnings per share, for the six months ended June 30, 2012, from US$47.9 million, or US$0.94 diluted earnings per share, for the same period of 2011.

Sales

Below is an analysis of our sales for the three months ended June 30, 2012 and 2011, as well as the six months ended June 30, 2012 and 2011.

Our sales increased by US$22.9 million, or 14.8%, to US$177.6 million for the three months ended June 30, 2012, from US$154.7 million for the same period of 2011. For the three months ended June 30, 2012, we derived US$176.3 million, or 99.3% of our total sales, from liquid crop nutrient, and we derived US$1.3 million, or 0.7% of our total sales, from the powder animal nutrient. For our liquid crop nutrient, the regular crop nutrient contributed US$155.6 million, or 88.2% of total liquid crop nutrient, while the two new products for crop seeds and roots contributed US$20.7 million, or 11.8% of our total liquid crop nutrient sales for the three months ended June 30, 2012.

For the three months ended June 30, 2012, the average selling price (“ASP”) of our liquid crop nutrient product was US$11,808 per ton, as compared to US$11,617 per ton for the same period of 2011. The small increase in our ASP is the result of the effect of currency rate fluctuations.

Our sales increased by US$37.1 million, or 18.1%, to US$242.0 million for the six months ended June 30, 2012, from US$204.9 million for the same period of 2011. For the six months ended June 30, 2012, we derived US$238.3 million, or 98.5% of our total sales, from liquid crop nutrient, and we derived US$3.7 million, or 1.5% of our total sales, from the powder animal nutrient. For our liquid crop nutrient, the regular crop nutrient contributed US$169.6 million, or 71.2% of total liquid crop nutrient, while the two new products for crop seeds and roots, contributed US$68.6 million, or 28.8% of our total liquid crop nutrient sales for the six months ended June 30, 2012.

The following table set forth the sales breakdown by region for the three months ended June 30, 2012 and 2011, and the six months ended June 30, 2012 and 2011:

	2012	2011	YoY	YoY	2012	2011	YoY	YoY
Sales By Region (US$ million)	Q2	Q2	Change in US$	Change in %	1H	1H	Change in US$	Change in %
Hebei/Beijing/Tianjin	21.1	32.5	(11.4)	(35.1)%	28.1	38.0	(9.9)	(26.1)%
Inner Mongolia	12.6	10.0	2.6	26.0%	35.1	12.2	22.9	187.7%
Shandong	20.1	11.1	9.0	81.1%	24.1	15.7	8.4	53.5%
Guangdong/Hainan	17.6	10.7	6.9	64.5%	20.8	13.7	7.1	51.8%
Henan	16.4	9.1	7.3	80.2%	20.9	11.9	9.0	75.6%
Heilongjiang/Jilin/Liaoning	15.1	11.7	3.4	29.1%	19.0	15.1	3.9	25.8%
Xinjiang	3.4	4.1	(0.7)	(17.1)%	4.1	6.0	(1.9)	(31.7)%
Hubei/Hunan	2.8	6.7	(3.9)	(58.2)%	3.4	9.5	(6.1)	(64.2)%
Gansu/Qinghai	6.4	4.7	1.7	36.2%	8.1	6.3	1.8	28.6%
Jiangsu	11.9	9.2	2.7	29.3%	14.6	12.0	2.6	21.7%
Shanxi	5.6	4.9	0.7	14.3%	7.9	6.3	1.6	25.4%
Anhui	3.2	8.5	(5.3)	(62.4)%	3.9	11.8	(7.9)	(66.9)%
Shaanxi	10.1	6.5	3.6	55.4%	12.6	13.1	(0.5)	(3.8)%
Sichuan/Chongqing	9.8	7.9	1.9	24.1%	12.6	10.7	1.9	17.8%
Jiangxi/Fujian	11.0	8.0	3.0	37.5%	13.7	10.2	3.5	34.3%
Yunnan/Guizhou	10.5	9.0	1.5	16.7%	13.0	11.9	1.1	9.2%
Zhejiang	*	*	-	-		*	-	-
Guangxi	*	0.1	(0.1)	(100.0)%	0.1	0.3	(0.2)	(66.7)%
Ningxia	*	*	-	-		0.1	(0.1)	(100.0)%
Shanghai	*	*	-	-		*	-	-
Others	*	*	-	-		0.1	(0.1)	(100.0)%
Total	177.6	154.7	22.9	14.8%	242.0	204.9	37.1	18.1%

* Less than US$50,000

Our revenue in Hebei, Anhui, Hubei and Xinjiang decreased compared to the same period of 2011, primarily due to delayed revenue recognition. Our shipment to such provinces actually increased or remained stable. In the fourth quarter of 2011, in consideration of the deteriorating payment ability of certain distributors in the above mentioned provinces, we delayed the recognition of revenues generated from sales to those distributors until payment collectability can be reasonably assured, which is generally evidenced by receipt of cash. We will recognize revenues for these distributors upon shipment when sufficient period of historical collection experience can be demonstrated. In addition, in the first half of 2012, we reduced shipment to certain provincial distributors which had prolonged payment periods in 2011 to better manage our accounts receivable. We intend to use this as an incentive for those distributors to pay off the accounts receivable in a timely manner. None of our distributors has an overdue account receivable at the end of the second quarter of 2012.

Production Output

Our production output for our liquid crop nutrient product was 8,910 tons for the three months ended June 30, 2012, and 19,364 tons for the six months ended June 30, 2012. The inventory turnover was 139 days for the three months ended June 30, 2012 as compared to 85 days for the same period of 2011. The inventory turnover was 173 days for the six months ended June 30, 2012 as compared to 115 days for the same period of 2011.

During the three months ended June 30, 2012, we sold 14,933 tons of liquid crop nutrient products and 206 tons of powder animal nutrient products. During the six months ended June 30, 2012, we sold 20,147 tons of liquid crop nutrient products and 586 tons of powder animal nutrient products.

Cost of Sales

Our cost of sales increased by US$6.6 million, or 10.5%, to US$69.5 million for the three months ended June 30, 2012, from US$62.9 million for the same period of 2011. Cost of sales increased by US$12.6 million, or 14.7%, to US$98.5 million for the six months ended June 30, 2012, from US$85.9 million for the same period of 2011.

For the three months ended June 30, 2012, our cost of sales accounted for 39.1% of our total sales, as compared to 40.7% for the same period of 2011. For the six months ended June 30, 2012, our cost of sales accounted for 40.7% of our total sales, as compared to 41.9% for the same period of 2011.

Gross Margin

Our gross margin was 60.9% for the three months ended June 30, 2012, as compared to 59.3% for the same period of 2011. Gross margin was 59.3% for the six months ended June 30, 2012, as compared to 58.1% for the same period of 2011. The increase in gross margin was mainly due to the decreased purchase price of certain raw materials.

Selling Expenses

Our selling expenses increased by US$9.4 million, or 32.2%, to US$38.6 million for the three months ended June 30, 2012, from US$29.2 million for the same period of 2011. As a percentage of sales, selling expenses increased from 18.8% for the three months ended June 30, 2011 to 21.7% for the same period of 2012. The increase of selling expenses was primarily due to an increase in advertising and promotion expense, and distributors’ seminar expenditure of US$9.3 million relating to marketing and promotional activities in our markets.

Selling expenses increased by US$16.0 million, or 43.2%, to US$52.8 million for the six months ended June 30, 2012, from US$36.8 million for the same period of 2011. As a percentage of sales, selling expenses increased from 18.0% for the six months ended June 30, 2011 to 21.8% for the same period of 2012. The increase of selling expenses was primarily due to an increase in advertising and promotion expense, and distributors’ seminar expenditure of US$15.5 million relating to marketing and promotional activities for our original and newly launched products in our markets.

General and Administrative Expenses

Our general and administrative expenses increased by US$3.0 million, or 54.8%, to US$8.6 million for the three months ended June 30, 2012, from US$5.6 million for the same period of 2011. As a percentage of sales, general and administrative expenses increased from 3.6% for the three months ended June 30, 2011 to 4.9% for the same period of 2012. The increase of general and administrative expenses was mainly due to an increase in management equity compensation expenses and other administrative related expenditure for the three months ended June 30, 2012.

General and administrative expenses decreased by US$6.5 million, or 50.0%, to US$6.4 million for the six months ended June 30, 2012, from US$12.9 million for the same period of 2011. As a percentage of sales, general and administrative expenses decreased from 6.3% for the six months ended June 30, 2011 to 2.7% for the same period of 2012. The decrease of general and administrative expenses was mainly due to the reversal of allowance for doubtful accounts of US$6.3 million which was provided in the first quarter of 2012, and a decrease in management compensation expenses by US$2.5 million to US$2.4 million for the six months ended June 30, 2012 from US$4.9 million for the same period of 2011. Except for the reversal of allowance for doubtful accounts, general and administrative expenses amounted to US$12.8 million, which mainly included management compensation expenses resulted from the granted restricted stock in October 2011, staff salary expenditure and other administrative related expenditure for the six months ended June 30, 2012.

Research and Development Expenses

We incurred US$7.4 million of research and development expenses for the three months ended June 30, 2012, as compared to US$5.6 million for the same period of 2011. The research and development expenses was US$8.9 million for the six months ended June 30, 2012, as compared to US$6.6 million for the same period of 2011.

Our research and development expenses mainly consisted of field test expenses for new products, tests on different crops and tests in newly developed markets.

Income Tax Rate

During the three and six months ended June 30, 2012 and the year ended December 31, 2011, Yongye Nongfeng enjoyed a preferential tax rate of 15% pursuant to the High-Tech Enterprise qualification it received during 2010 which entitled it the preferential tax rate for three years starting from January 1, 2010.

Our effective income tax rates for the three months ended June 30, 2012 and 2011 were 17.66% and 19.49%, respectively. Effective income tax rates for the six months ended June 30, 2012 and 2011 were 17.69% and 20.05%, respectively. The effective income tax rates for the three and six months ended June 30, 2012 and 2011 differ from the PRC statutory income tax rate of 25% primarily due to the effect of Yongye Nongfeng’s preferential tax treatment which is partly offset by the effect of non-deductible expenses. The effective income tax rate for the three and six months ended June 30, 2012 decreased as compared to the same period of 2011 was primarily due to a decrease in non-deductible management compensation expenses.

Our company’s PRC subsidiaries have cash balance of US$77.1 million as of June 30, 2012 which is planned to be permanently reinvested in the PRC. The distributions from our PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our plan to indefinitely reinvest our earnings in our PRC business, we have not provided for deferred tax liabilities on undistributed earnings of our PRC subsidiaries.

Net Income

Our net income attributable to Yongye International, Inc. was US$41.1 million (representing a net profit margin of 23.1%) for the three months ended June 30, 2012 as compared to US$39.5 million (representing a net profit margin of 25.6%) for the same period of 2011. The decrease in our net profit margin is primarily due to the increase in selling expenses and general and administrative expenses.

Net income attributable to Yongye International, Inc. was US$57.5 million (representing a net profit margin of 23.8%) for the six months ended June 30, 2012 as compared to US$47.9 million (representing a net profit margin of 23.4%) for the same period of 2011.

Liquidity and capital resources

Selected consolidated balance sheet data:

in US$, except for percentages	As of June 30, 2012	As of December 31, 2011	Variance	%	Note

Cash and restricted cash	81,992,040	81,194,880	797,160	1%
Accounts receivable, net of allowance for doubtful accounts	188,359,652	153,629,522	34,730,130	23%	1)
Inventories	103,720,614	86,117,000	17,603,614	20%	2)
Deposits to suppliers	25,240,430	2,664,360	22,576,070	847%	3)
Property, plant and equipment, net	21,787,890	21,929,444	(141,554)	(1)%
Prepayment for mining project	35,760,100	35,511,520	248,580	1%	4)
Total assets	541,149,187	458,764,878	82,384,309	18%
Long-term loans and payables - current portion	7,518,593	4,279,234	3,239,359	76%
Short term bank loan	25,339,309	28,308,563	(2,969,254)	(10)%
Accounts payable	12,175,256	13,098,183	(922,927)	(7)%
Income tax payable	8,802,549	3,161,538	5,641,011	178%
Accrued expenses	14,888,397	4,437,220	10,451,177	236%
Other payables	2,956,623	3,159,070	(202,447)	(6)%
Total current liabilities	72,067,574	60,856,571	11,211,003	18%
Long-term loans and payables	11,036,284	7,464,683	3,571,601	48%
Other non-current liability	4,327,927	4,297,842	30,085	1%
Total equity attributable to Yongye International, Inc.	377,211,231	316,587,975	60,623,256	19%
Total equity	395,676,918	331,887,992	63,788,926	19%	5)

1)	The increase in accounts receivable of US$34.7 million was consistent with our strong sales growth in the six months ended June 30, 2012.

Past due balances are reviewed individually for collectability. During the six months ended June 30, 2012, the entire accounts receivable as of December 31, 2011, including all the past due accounts were collected, we reassessed the allowance for doubtful accounts and recorded a reversal of the allowance for doubtful accounts in the amount of US$6.3 million, which was included in general and administrative expenses. The reversal of the allowance for doubtful accounts primarily related to successful settlement of past due accounts receivable from certain distributors that we had assessed collection to be doubtful due to historical collection pattern, the size of the distributors’ businesses, and length of the relationship with them. Although we continue to deliver products to these distributors, revenues from sale of products to these distributors are not recognized until collectability is reasonably assured, which is generally evidenced by receipt of cash until sufficient timely collection experience can be demonstrated. We determines the adequacy of the allowance for doubtful accounts by considering the amount of historical losses adjusted to take into account current market conditions and customers’ financial condition, the amount of receivables in dispute and past due, the accounts receivables aging and customers’ repayment patterns.

Accounts receivable as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012		December 31, 2011

Accounts receivable	US$	197,359,480	US$	168,852,106
Less: allowance for doubtful accounts		(8,999,828)		(15,222,584)
Total	US$	188,359,652	US$	153,629,522

Of the US$197.4 million of our gross accounts receivable as of June 30, 2012, none of our accounts receivable were past our six month credit term and we provided allowance for doubtful accounts in the amount of US$9.0 million, taking into account current market conditions, customers’ financial condition, the accounts receivable ageing and the customers’ repayment patterns. For the gross accounts receivable balance as of June 30, 2012, our top three customers accounted for US$66.2 million or 33.5% and our top five customers accounted for US$102.2 million or 51.8% of the total amount of accounts receivable.

The ageing of gross accounts receivable as of June 30, 2012 and December 31, 2011 was:

Receivable Ageing	June 30, 2012%			December 31, 2011%

Current:
0-3 months	US$	158,481,506	80.3%	US$	39,960,713	23.7%
3-6 months		38,877,974	19.7%		117,318,791	69.5%
Subtotal		197,359,480	100.0%		157,279,504	93.2%

Past due:
Past due 0-30 days		-	-		11,572,602	6.8%
Past due over 30 days		-	-		-	-
Subtotal		-	-		11,572,602	6.8%

Total		197,359,480	100%		168,852,106	100%

Days sales outstanding (“DSO”) is defined as average accounts receivable for the period divided by net sales for the period times the days of this period. DSO increased by 24 days from 49 days for the three months ended June 30, 2011 to 73 days for the same period of 2012, mainly due to the significant amount of accounts receivable by the year end of 2011. We currently have no accounts receivable outstanding over six months, which is the normal credit term we provided to our customers.

2)	The increase in inventory of US$17.6 million was mainly due to the incremental inventory stocking in the six months ended June 30, 2012. To prepare for the peak seasons of our regular crop nutrient products which take place in the second and third quarters, we accumulated higher volumes of finished goods of our regular crop nutrient product and thus resulted in increased inventory and higher inventory turnover days during the three and six months ended June 30, 2012.

Inventory turn-over days (“Inventory days”) is defined as average inventory for the period divided by cost of sales for the period times the days of this period. Inventory days increased by 54 days from 85 days for the three months ended June 30, 2011 to 139 days for the same period in 2012.

3)	We increased deposit to suppliers by US$22.6 million during the six months ended June 30, 2012 in anticipation of strong production demand in the third quarter. The deposits were paid primarily to suppliers of lignite coal and chemical components to lock in price and secure availability.

4)	The cash consideration for the resource project is RMB 240 million or approximately US$35 million. According to preliminary third party analysis, the mineral resource of the project we acquired is at surface level and the “open pit” mining method is recommended. Also, our Wuchuan Facility was built near the mineral resource project to minimize future shipping expense.

5)	Total equity increased by US$63.8 million from US$331.9 million as of December 31, 2011 to US$395.7 million as of June 30, 2012. The increase in our total equity was mainly due to an increase in retained earnings of US$55.7 million for the net income attributable to Yongye International, Inc. during the period and an increase in additional paid in capital of US$2.4 million, as a result of the 1,166,333 restricted shares granted to management and independent directors.

Summary consolidated cash flow data:

in US$, except for percentages	For the Six Months Ended June 30,
	2012	2011	Change
Net cash provided by/(used in) operating activities	8,085,558	(27,783,534)	35,869,092
Net cash used in investing activities	(1,449,852)	(4,608,789)	3,158,937
Net cash (used in)/provided by in financing activities	(6,256,723)	64,433,600	(70,690,323)
Effect of exchange rate change on cash	418,177	878,510	(460,333)
Net increase in cash	797,160	32,919,787	(32,122,627)
Cash at beginning of period	81,154,880	41,913,469	39,241,411
Cash end of period	81,952,040	74,833,256	7,118,784

The sources and uses of cash for the six months ended June 30, 2012 are summarized below:

Cash provided by operating activities was US$8.1 million for the six months ended June 30, 2012, and cash used in operating activities was US$27.8 million for the six months ended June 30, 2011. The increase in cash provided by operating activities in the six months ended June 30, 2012 compared to the same period of 2011 was primarily due to the decrease of US$31.7 million in working capital consumption. That was mainly driven by collection of accounts receivable, yet partially offset by a higher inventory balance. Other factors include an increase of US$9.6 million in earnings.

Net cash used in investing activities was US$1.4 million and US$4.6 million for the six months ended June 30, 2012 and 2011, respectively.

Net cash used in financing activities was US$6.3 million for the six months ended June 30, 2012, and cash provided by financing activities was US$64.4 million for the six months ended June 30, 2011. The net cash used in financing activities in the six months ended June 30, 2012 was mainly due to repayment of short-term bank loans.

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

Interest Rate Risk

We have not been, nor does it anticipate being, exposed to material risks due to changes in interest rates. Our risk exposure to changes in interest rates relates primarily to the interest income generated by cash deposited in interest-bearing savings accounts. We have not used, and do not expect to use in the future, any derivative financial instruments to hedge interest risk exposure. However, our future interest income may fall short of expectation due to changes in interest rates in the market.

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

We derive our revenues from the sale of products through our distributors or and are subject to counterparty risks such as our distributors’ inability to pay. We offer various payment terms to our distributors. The credit period we grant and our credit policies are generally in line with market practice. Under our payment terms, we typically allow our distributors to pay the total purchase price within six months after the receipt of our products. Our peak selling seasons are normally the second quarter and the third quarter, accounting for 70%-80% of our full year sales. Payments for most of our sales made during peak seasons are generally collected in the fourth quarter and the first quarter of the following year. As of June 30, 2012 and December 31, 2011, our accounts receivable amounted to US$188.4 million and US$153.6 million, respectively.

Past due balances are reviewed individually for collectability. During the six months ended June 30, 2012, the entire accounts receivable as of December 31, 2011, including all the past due accounts were collected. Accordingly, we reassessed the allowance for doubtful accounts and recorded a reversal of the allowance for doubtful accounts in the amount of US$6.3 million, which was included in general and administrative expenses. The reversal of the allowance for doubtful accounts primarily related to successful settlement of past due accounts receivable from certain distributors that we had assessed collection to be doubtful due to historical collection pattern, the size of the distributors’ businesses, and length of the relationship with the distributors. Although we continue to deliver products to these distributors, revenues from sale of products to these distributors are not recognized until collectability is reasonably assured, and this is generally evidenced by receipt of cash until sufficient period of historical collection experience can be demonstrated. We determine the adequacy of the allowance for doubtful accounts by considering the amount of historical losses adjusted to take into account current market conditions and the distributors’ financial condition, the amount of receivables in dispute and past due, the accounts receivables aging and distributors’ repayment patterns.

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

In 2010, we entered into an agreement with Wuchuan Shuntong to acquire the permit for the rights to explore, develop and produce mineral resources in a certain area of Wuchuan County. The cash consideration of the permit was approximately RMB240 million or US$35 million. The permit allows us to complete all necessary administrative procedures and obtain government approvals to acquire the permit for the rights to explore, develop and produce humic acid bearing resources (“Mineral Rights”). We believe that the Mineral Rights will allow us to secure a long term supply of humic acid, which is a major raw material used in the manufacture of our products. In August 2011, Yongye Fumin, our wholly-owned subsidiary, obtained a Mineral Resource Exploration Permit for this project site in Wuchuan County, Inner Mongolia, which was issued by the Inner Mongolia Ministry of Land and Resources. Such approval granted us exclusive exploration rights for this project site for an initial period of three years beginning August 2, 2011.  We are in the process of applying  for the governmental approval for the Mineral Rights to develop and produce the mineral resources and are preparing for the relevant reports, including but not limited to a Geological Report and Geological Exploration Report. During the six months ended June 30, 2012, we engaged a third party mineral exploration institute to assist us in obtaining the Geological Exploration Report. However, we cannot assure you that we can obtain the Mineral Rights to develop and produce the mineral resources in a timely manner, if at all. Furthermore, the nature and amount of the mineral resources in the Wuchuan project may not be the same as analyzed in the third-party preliminary reports obtained by us in 2009, and our supply of humic acid will be dependent upon market availability. If we are unable to obtain adequate quantities of raw materials at economically viable prices which meet our specifications, our financial condition and results of operation could be adversely affected.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a six-month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading-volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our Company that has satisfied a one-year holding period. We have granted MSPEA and any other holders of the convertible preferred stock certain registration rights with respect to the common stock underlying the convertible preferred stock and any other shares of common stock they may otherwise own or acquire in the future. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus, including a resale prospectus used to register the common stock underlying the convertible preferred stock, may have an adverse effect on the market price of our securities.

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

If our common stock were removed from listing with the Nasdaq Global Select Market, we may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than US$5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stocks on the secondary market. Investors in penny stocks should be prepared for the possibility that they may lose their whole investment.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2012, we issued 397,727 shares of redeemable Series A convertible preferred stock to MSPEA as paid-in-kind dividends. Such issuance was made in reliance on a safe harbor from registration from the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINING SAFETY DISCLOSURE

Not applicable.

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.         EXHIBITS

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
10.1	Working Capital Loan Agreement dated April 28, 2012 between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch.*
10.2	Maximum Amount Guarantee Contract dated April 28, 2012 between Zishen Wu and China Everbright Bank, Hohhot Branch.*
10.3	Maximum Amount Guarantee Contract dated April 28, 2012 between Ping Yi and China Everbright Bank, Hohhot Branch.*
10.4	Working Capital Loan Contract dated June 20, 2012 between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China International Trust and Investment Corporation (CITIC), Hohhot Branch.*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed Herewith

**	To be filed by amendment

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yongye International, Inc.
	By:	/s/ Zishen Wu
Name: Zishen Wu
August 9, 2012		Title: Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Offier
(Principal Financial and Accounting Officer)

