Form 10-Q
period 2012-09-30
Yongye International, Inc.
filed 2012-11-09
CIK 1398551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

As of November 5, 2012, there were 50,537,044 shares of common stock, par value $.001 per share, issued and outstanding.

i

PART I.

Financial Information

ITEM 1. FINANCIAL STATEMENTS

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2012		December 31, 2011
Current assets
Cash		US$	18,039,589	US$	81,154,880
Restricted cash			40,000		40,000
Accounts receivable, net of allowance for doubtful accounts	3		294,539,045		153,629,522
Inventories	4		110,778,185		86,117,000
Deposits to suppliers	5		26,729,093		2,664,360
Prepaid expenses			620,215		4,954,359
Other receivables			389,560		385,263
Deferred tax assets			1,347,371		2,283,388
Total Current Assets			452,483,058		331,228,772

Property, plant and equipment, net	6		26,567,836		21,929,444
Intangible asset, net	7		19,581,735		21,649,890
Land use right, net	8		6,067,103		6,129,151
Prepayment for mining project	9		35,691,140		35,511,520
Distributor vehicles	10		46,821,955		31,621,465
Goodwill	11		-		10,694,636
Total Assets		US$	587,212,827	US$	458,764,878

Current liabilities
Short-term bank loans	12	US$	25,290,445	US$	28,308,563
Long-term loans and payables - current portion	13		8,638,977		4,279,234
Capital lease obligations - current portion	14		372,731		-
Accounts payable			26,678,383		13,098,183
Income tax payable			13,120,557		3,161,538
Advance from customers			140,352		4,095,580
Accrued expenses	15		19,102,685		4,437,220
Other payables	16		4,066,737		3,159,070
Derivative liabilities - fair value of warrants	17		451,747		317,183
Total Current Liabilities			97,862,614		60,856,571

Long-term loans and payables	13		10,978,658		7,464,683
Capital lease obligations - long term	14		2,237,404		-
Other non-current liability	19		4,319,581		4,297,842
Deferred tax liabilities	10		7,023,293		4,857,800
Total Liabilities		US$	122,421,550	US$	77,476,896

Redeemable Series A convertible preferred shares: par value $.001; 7,969,044 shares authorized; 6,079,545 shares and 5,681,818 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	17	US$	51,208,657	US$	49,399,990

Equity
Common stock: par value $.001; 75,000,000 shares authorized; 49,370,711 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	17	US$	49,371	US$	49,371
Additional paid-in capital			154,304,643		150,654,849
Retained earnings			221,308,562		148,804,997
Accumulated other comprehensive income			18,786,563		17,078,758
Total equity attributable to Yongye International, Inc.			394,449,139		316,587,975
Noncontrolling interest			19,133,481		15,300,017
Total Equity		US$	413,582,620	US$	331,887,992
Commitments and Contingencies	21				-

Total Liabilities, Redeemable Series A Convertible Preferred Shares and Equity		US$	587,212,827	US$	458,764,878

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		For the Three Months Ended		For the Nine Months Ended
	Note	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Sales		$129,734,770	$140,593,777	$371,726,400	$345,519,853

Cost of sales		49,223,371	55,013,997	147,712,243	140,874,455

Gross profit		80,511,399	85,579,780	224,014,157	204,645,398

Selling expenses		37,009,019	25,557,635	89,766,666	62,391,878

Research and development expenses		5,160,458	4,541,392	14,054,000	11,150,006

General and administrative expenses (including a reversal of allowance for doubtful accounts of US$6,334,832 and US$ nil for the nine months ended September 30, 2012 and 2011, respectively)		4,823,781	4,854,225	11,261,073	17,718,549

Impairment loss of goodwill	11	10,748,731	-	10,748,731	-

Income from operations		22,769,410	50,626,528	98,183,687	113,384,965

Other income/(expenses)

Interest expense		(1,130,175)	(496,509)	(3,236,470)	(806,371)
Interest income		312,206	40,702	447,616	67,866
Subsidy income		-	-	-	655,071
Other (expense)/ income, net		(135,382)	76,321	(100,666)	177,940
Change in fair value of derivative liabilities	17	(203,851)	119,663	(134,564)	533,250

Total other (expenses)/income, net		(1,157,202)	(259,823)	(3,024,084)	627,756

Earnings before income tax expense		21,612,208	50,366,705	95,159,603	114,012,721

Income tax expense	19	4,084,473	9,116,471	17,096,901	21,876,518

Net income		17,527,735	41,250,234	78,062,702	92,136,203
Less: Net income attributable to the noncontrolling interest		707,656	2,126,046	3,750,470	5,108,823

Net income attributable to Yongye International, Inc.		$16,820,079	39,124,188	$74,312,232	$87,027,380

Net income per share of common stock:
Basic	23	$0.28	0.69	$1.31	$1.66
Diluted	23	$0.28	0.69	$1.31	$1.65

Weighted average shares used in computation:
Basic	23	49,370,711	49,370,711	49,370,711	48,948,944
Diluted	23	49,370,711	49,472,773	49,370,711	49,057,131

Net income		17,527,735	41,250,234	78,062,702	92,136,203
Other comprehensive income
Foreign currency translation adjustment, net of US$ nil income taxes		(847,511)	3,334,751	1,790,799	9,006,908

Comprehensive income		16,680,224	44,584,985	79,853,501	101,143,111
Less: Comprehensive income attributable to the noncontrolling interest		667,794	2,280,815	3,833,464	5,515,394
Comprehensive income attributable to Yongye International, Inc.		16,012,430	42,304,170	76,020,037	95,627,717

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

														Equity
												Accumulated		attributable to
		Redeemable series A Convertible						Additional				Other		Yongye
		Preferred Shares			Common Stock			Paid-in		Retained		Comprehensive		International,		Noncontrolling		Total
	Note	Shares	Amount		Shares	Amount		Capital		Earnings		Income		Inc.		Interest		Equity
Balance as of December 31, 2011		5,681,818	US$	49,399,990	49,370,711	US$	49,371	US$	150,654,849	US$	148,804,997	US$	17,078,758	US$	316,587,975	US$	15,300,017	US$	331,887,992
Comprehensive income

Net income		-		-	-		-		-		74,312,232		-		74,312,232		3,750,470		78,062,702
Other comprehensive income													1,707,805		1,707,805		82, 994		1,790,799
Stock compensation to management and independent directors	17	-		-	-		-		3,649,794		-		-		3,649,794		-		3,649,794
Paid-in-kind dividends on redeemable Series A convertible preferred shares	17	397,727		1,808,667	-		-		-		(1,808,667)		-		(1,808,667)		-		(1,808,667)

Balance as of September 30, 2012		6,079,545	US$	51,208,657	49,370,711	US$	49,371	US$	154,304,643	US$	221,308,562	US$	18,786,563	US$	394,449,139	US$	19,133,481	US$	413,582,620

The accompanying notes are an integral part of these unaudited consolidated financial statements.

  YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2012		September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	US$	78,062,702	US$	92,136,203
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization		11,353,583		5,320,798
Goodwill impairment loss		10,748,731		-
Reversal of allowance for doubtful accounts		(6,334,832)		-
Change in fair value of derivative liabilities		134,564		(533,250)
Stock compensation expense		3,649,794		4,950,600
Deferred tax (benefit)/expense		(276,459)		162,234
Changes in operating assets and liabilities:
Accounts receivable		(133,726,272)		(174,681,910)
Inventories		(24,286,936)		19,215,136
Deposits to suppliers		(23,970,641)		6,490,269
Prepaid expenses		4,365,644		(701,236)
Other receivables		(2,040)		280,068
Distributor vehicles		(6,417,878)		(5,937,069)
Accounts payable		13,526,323		4,067,065
Income tax payable		9,955,073		9,233,827
Advance from customers		(3,987,053)		102,835
Accrued expenses		14,657,056		17,837,436
Other payables		271,634		1,546,503

Net Cash Used in Operating Activities		(52,277,007)		(20,510,491)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for land use right		-		(1,600,867)
Payment for intangible asset		-		(3,000,000)
Purchase of property, plant and equipment		(2,778,431)		(1,753,420)
Net Cash Used in Investing Activities		(2,778,431)		(6,354,287)

The accompanying notes are an integral part of these unaudited consolidated financial statements

	For the Nine Months Ended
	September 30, 2012		September 30, 2011
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term bank loans		25,318,859		15,384,852
Repayment of long-term loans and payables		(5,172,447)		(820,207)
Repayment of short-term bank loans		(28,483,717)		-
Proceeds from preferred shares, net of issuance cost of $600,010		-		49,399,990
Net Cash (Used in)/Provided by Financing Activities		(8,337,305)		63,964,635

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH		277,452		1,370,827
NET (DECREASE)/INCREASE IN CASH		(63,115,291)		38,470,684
Cash at beginning of period		81,154,880		41,913,469
Cash at end of period	US$	18,039,589	US$	80,384,153

Supplemental cash flow information:

Cash paid for income taxes	US$	7,444,236	US$	12,480,456
Cash paid for interest expense		3,178,077		633,874

Noncash investing and financing activities:
Acquisition of property, plant and equipment included in other payables		1,459,764		1,209,207
Acquisition of property, plant and equipment under capital leases		2,610,135		-
Acquisition of distributor vehicles by assuming long-term loans and payables		13,012,137		3,788,788
Issuance of paid-in-kind dividends on redeemable Series A convertible preferred shares		1,808,667		-

The accompanying notes are an integral part of these unaudited consolidated financial statements

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

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

In November 2007, ASO entered into a Sino-Foreign cooperative joint venture contract with Inner Mongolia Yongye Biotechnology Co., Ltd. (“Inner Mongolia Yongye”) to form Yongye Nongfeng, pursuant to which, Inner Mongolia Yongye and ASO were to own 10% and 90% of the equity interests in Yongye Nongfeng, respectively. Inner Mongolia Yongye was formed on September 16, 2003 in the People’s Republic of China (the “PRC”). Mr. Zishen Wu (“Mr. Wu”), Chief Executive Officer, President and Chairman of the Company, owns a controlling equity interest in Inner Mongolia Yongye.

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

In connection with the September Offering (See Note 17), the Company entered into agreements to acquire the productive assets of Shengmingsu manufacturing business from Inner Mongolia Yongye (the “Acquisition”). In October, 2009, the Company completed the Acquisition. The consideration paid for the Acquisition consisted of cash of US$4.7 million and 4.5% equity interests in Yongye Nongfeng. After the Acquisition, Inner Mongolia Yongye and ASO became 5% and 95% equity interest owner of Yongye Nongfeng, respectively.

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

In May 2011, the Company entered into a securities purchase agreement with MSPEA Agriculture Holding Limited (“MSPEA”), an affiliate of Morgan Stanley, and Full Alliance International Limited (“Full Alliance”), the Company’s largest shareholder. According to the agreement, the Company issued 5,681,818 shares of redeemable Series A convertible preferred shares to MSPEA on June 9, 2011 (“Issuance Date”) for total gross proceeds of US$50 million. The redeemable Series A convertible preferred shares are convertible into common stock of the Company at an initial conversion price of US$8.80 subject to certain adjustments as specified in the agreement (See Note 17).

During the nine months ended September 30, 2012, the Company began to sell two new products, a crop seed nutrient product and a crop root nutrient product named “Zhongbaosheng” and “Qianggenbao”, respectively. During the three and nine months ended September 30, 2012, revenue from the two new products were US$ nil and US$69 million, respectively.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2012, the results of operations for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011, have been made.

The Company’s business is subject to seasonal variations; thus, the results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results for the full fiscal year ending December 31, 2012. Generally, the second and third quarters are peak sales periods, and first and fourth quarters are low sales periods for the Company.

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

 NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012		December 31, 2011

Accounts receivable	US$	303,521,518	US$	168,852,106
Less: allowance for doubtful accounts		(8,982,473)		(15,222,584)
Total	US$	294,539,045	US$	153,629,522

The activities in the allowance for doubtful accounts for the nine months ended September 30, 2012 and 2011 are as follows:

	September 30, 2012		September, 2011

Allowance for doubtful accounts at beginning of period	US$	15,222,584	US$	-
Charged to bad debt expense		-		-
Reversal of allowance for doubtful accounts, net		(6,334,832)		-
Foreign currency translation adjustment		94,721		-
Allowance for doubtful accounts at end of period	US$	8,982,473	US$	-

Past due balances are reviewed individually for collectability. During the nine months ended September 30, 2012, the entire accounts receivable as of December 31, 2011, including all the past due accounts, were collected by the Company. As of September 30, 2012, the Company assessed its allowance for doubtful accounts and recorded a reversal of the allowance for doubtful accounts in the amount of US$6.3 million, which was included in general and administrative expenses. The reversal of the allowance for doubtful accounts primarily related to successful settlement of past due accounts receivable from certain distributors that management had previously assessed collection to be doubtful due to historical collection pattern, the size of the distributors’ businesses, and length of the relationship with the distributors. Although the Company continues to deliver products to these distributors, revenues from sale of products to these distributors are not recognized until collectability is reasonably assured, and this is generally evidenced by receipt of cash until sufficient period of historical collection experience can be demonstrated. The Company determines the adequacy of the allowance for doubtful accounts by considering the amount of historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute and past due, the accounts receivables aging and customers’ repayment patterns.

NOTE 4 - INVENTORIES

Inventories at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012		December 31, 2011

Finished goods	US$	80,578,962	US$	75,073,119
Work in progress		28,894,929		10,028,719
Raw materials		877,362		805,534
Consumables and packing supplies		426,932		209,628
Total	US$	110,778,185	US$	86,117,000

As of December 31, 2011, certain finished goods of US$18,991,849 were pledged as security for short-term bank loans (See Note 12). In addition, as of September 30, 2012 and December 31, 2011, finished goods included US$38,162,633 and US$6,340,411, respectively, of products that were sold and delivered to customers for which the related revenue was not recognized in accordance with the Company’s accounting policy on revenue recognition.

NOTE 5 - DEPOSITS TO SUPPLIERS

The Company is required to pay deposits to the suppliers for the full amount of certain raw materials ordered. These raw materials primarily consist of lignite coal, chemical component materials and packing materials. The lignite coal and chemical component materials will be consumed in the production process at Yongye Nongfeng and Yongye Fumin. As of September 30, 2012 and December 31, 2011, the deposits to suppliers for raw materials amounted to US$26,534,190 and US$2,616,231, respectively. As of November 2, 2012, raw materials amounting to approximately US$3.7 million were subsequently received.

The Company’s decision to make advanced orders of raw materials is mainly based upon (1) the current and projected future market price of raw materials, (2) the demand and supply situation in the raw materials market, and (3) the forecasted demand of products.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012		December 31, 2011

Buildings	US$	17,253,941	US$	14,329,776
Machinery and equipment		7,402,279		7,025,521
Office equipment and furniture		523,178		511,713
Vehicles		5,010,775		2,406,278
Software		26,016		19,909
Leasehold improvements		970,756		902,962
		31,186,945		25,196,159
Less: Accumulated depreciation and amortization		(4,619,109)		(3,266,715)

Property, plant and equipment, net	US$	26,567,836	US$	21,929,444

Depreciation and amortization expense related to property, plant and equipment for the three months ended September 30, 2012 and 2011 was US$442,890 and US$434,217, respectively. Depreciation and amortization expense related to property, plant and equipment for the nine months ended September 30, 2012 and 2011 was US$1,352,394 and US$1,267,690, respectively.

As of September 30, 2012 and December 31, 2011, four and sixteen vehicles with initial carrying amount of US$374,941 and US$794,984 were pledged as security for the long-term bank loans of US$110,159 and US$189,229, respectively. The bank loans were provided for the purchases of the vehicles (See Note 13).

As of September 30, 2012, 11 vehicles with initial carrying amount of US$2,610,135 were acquired under capital leases (See Note 14). Among these vehicles, 5 vehicles with initial carrying amount of US$1,215,017 were provided to the distributors in exchange for the distributors agreeing to comply with certain sale conditions under certain agreements (See Note 10).

As of September 30, 2012 and December 31, 2011, the Company pledged Yongye Nongfeng’s buildings with an original carrying amount of approximately US$6.1 million as security for the short-term bank loan (See Note 12).

NOTE 7 - INTANGIBLE ASSET

Intangible asset at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012
	Weighted
	average	Gross			Net
	amortization	carrying		Accumulated	carrying
	period	amount		amortization	amount
Amortizing intangible assets:
Customer List	9 years	US$	26,028,545	(6,507,136)	19,521,409
Patent	10 years		114,906	(54,580)	60,326
Total		US$	26,143,451	(6,561,716)	19,581,735

	December 31, 2011
	Weighted
	average	Gross			Net
	amortization	carrying		Accumulated	carrying
	period	amount		amortization	amount
Amortizing intangible assets:
Customer List	9 years	US$	25,897,553	(4,316,259)	21,581,294
Patent	10 years		114,327	(45,731)	68,596
Total		US$	26,011,880	(4,361,990)	21,649,890

Amortization expense for the three months ended September 30, 2012 and 2011 was US$714,612 and US$748,742, respectively. Amortization expense for the nine months ended September 30, 2012 and 2011 was US$2,199,726 and US$2,202,250, respectively. The estimated annual amortization expense for intangible asset in each of the next five years is US$2,903,551.

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

NOTE 8 - LAND USE RIGHT

As of September 30, 2012 and December 31, 2011, land use right represented:

	September 30, 2012		December 31, 2011

Land use right	US$	6,374,221	US$	6,342,142
Less: Accumulated amortization		(307,118)		(212,991)
Total	US$	6,067,103	US$	6,129,151

As of September 30, 2012 and December 31, 2011, the Company had pledged its land use right with an original carrying amount of approximately US$4.5 million as security for certain short-term bank loans (See Note 12).

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

In August 2011, Inner Mongolia’s Ministry of Land and Resources granted the Company a Mineral Resource Exploration Permit which gives it exclusive exploration rights for the 29.74 square kilometer Project Site for an initial period of three years effective August 2, 2011 (the “Exploration Right”). As of September 30, 2012, the Company had not obtained all other government approvals, including the Geological Report and Geological Exploration Report, for it to acquire the Mineral Right. During the nine months ended September 30, 2012, the Company engaged a third party mineral institute to assist the Company in obtaining Geological Exploration Report. The Company believes the cost to be incurred in completing the remaining administrative procedures and obtaining government approvals are not significant, and expects to receive the Geological Exploration Report in 2013. The Project Site in Wuchuan is located near Yongye Fumin’s production plant which manufactures the majority of the Company’s products. The Company believes the acquisition of the Mineral Right will allow it to secure a long term supply of humic acid, which is a major raw material used in the manufacture of fulvic acid based liquid and powder nutrient compounds, and which is sourced from lignite coals.

NOTE 10 - DISTRIBUTOR VEHICLES

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

The cost of these vehicles has been recorded as “Distributor vehicles” which is expensed over a five-year period in “Cost of Sales”. Amortization expense for the three months ended September 30, 2012 and 2011 was $2,982,306 and $912,535, respectively. Amortization expense for the nine months ended September 30, 2012 and 2011 was $7,653,452 and $1,934,709, respectively. In addition, as of September 30, 2012 and December 31, 2011, distributor vehicles included an amount of US$7,023,293 and US$4,857,800 respectively, representing the tax effect of the difference between the amount paid for the vehicles and the tax basis of the assets.

NOTE 11 - GOODWILL

In accordance with FASB ASC Subtopic 350-20, Goodwill (“ASC 350-20”), goodwill is required to be tested for impairment annually and if an event or conditions occur that is more likely than not would cause the fair value of a reporting unit to be less than its carrying value.

The Company performs its annual goodwill impairment test on September 30, 2012 to identify if goodwill should be impaired.

A two step process is used to test for goodwill impairment under ASC 350-20. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of the reporting unit to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. If an indication of impairment exists under the first step, a second step is performed to determine the amount of the impairment. This involves calculating the implied fair value of goodwill by allocating the fair value of the reporting unit to all assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill.

The fair value of the reporting unit for step one was determined based on the income approach which is applied using a present value technique, and also considered the quoted market price of the Company’s common stock. The first step of the impairment test concluded that the carrying value of the Company’s reporting unit exceeded its fair value. As a result, the Company performed the second step of the goodwill impairment test for its reporting unit. The Company determined that the implied fair value of goodwill was nil. Therefore, a goodwill impairment loss of US$10,748,731 was recognized for the three and nine months ended September 30, 2012. No impairment was recognized in the year ended December 31, 2011.

The testing of goodwill and other intangible assets for impairment requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in the share price of its common stock and market capitalization.

NOTE 12 - SHORT-TERM BANK LOANS

In December 2011, Yongye Nongfeng obtained two short-term bank loans of RMB 60,000,000 (equivalent to US$9,436,188) and RMB 120,000,000 (equivalent to US$18,872,375) from China Citic Bank. These two short-term bank loans carried a fixed annual interest rate of 7.93% and were pledged by the inventory, land use right and buildings of Yongye Nongfeng. Yongye Nongfeng repaid the short-term loans in May and June 2012.

In April 2012, Yongye Nongfeng obtained a short-term bank loan of RMB 100,000,000 (equivalent to US$15,806,528) with fixed annual interest rate of 8.528% from China Everbright Bank. The short-term bank loan is guaranteed by the Company’s Chairman and his wife, and is due on April 28, 2013. In June 2012, Yongye Nongfeng obtained a short-term bank loan of RMB 60,000,000 (equivalent to US$9,483,917) with fixed annual interest rate of 8.203% from China Citic Bank. The short-term bank loan is pledged by the land use right and building of Yongye Nongfeng, and is due on June 20, 2013.

NOTE 13 - LONG-TERM LOANS AND PAYABLES

As of September 30, 2012 and December 31, 2011, the long-term loans consisted of the following:

	September, 2012		December 31, 2011

Vehicle loans-employees	US$	110,159	US$	189,229
Vehicle loans-distributors		19,507,476		11,554,688
Total	US$	19,617,635	US$	11,743,917

As of September 30, 2012 and December 31, 2011, vehicle loans-employees of US$110,159 and US$189,229, respectively, were secured by four and sixteen vehicles with initial carrying amount of US$374,941 and US$794,984, respectively. The vehicle loans-employees are payable in monthly installments over three to five years. Interest rates on the loans range from 5.40% to 14.54% annually and are subject to the change of the base interest rate prescribed by People’s Bank of China. The vehicle loans were obtained by individual employees of the Company after the Company made the initial down payment of the purchase price of the vehicles. The Company and the individual employees entered into trust agreements that stipulate that (i) the vehicles are legally registered under the individuals’ name, (ii) the Company has the rights of official use, (iii) the Company has the rights to the legal title of the vehicles at all times and is entitled to change the registered owner to the Company or designated third party at any time, (iv) the Company assumes the risk of loss, damage, penalty and other obligations related to the operation and ownership of the vehicle to the extent that the loss or damages were not caused by the individuals’ improper use of the vehicle, (v) the individuals have no right to sell, lease, lend or pledge the vehicles to any other person or entity, and (vi) the Company is obligated to repay the loans in full, and to bear the costs of the related repairs, maintenance, insurance and taxes. Consequently, the Company has recognized the cost of the vehicles as distributor vehicles and the loans as liabilities in its consolidated balance sheet.

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

The aggregate maturities of the long-term loans and payables for each of the five years subsequent to September 30, 2012 are: US$8,638,977, US$8,576,401, US$2,402,257, US$0, and US$0, respectively.

NOTE 14- CAPITAL LEASES

As of September 30, 2012, 11 vehicles were acquired under capital leases with a lease term of 5 years.

The following is a schedule by years of future minimum lease payments under capital leases and the present value of the net minimum lease payments as of September 30, 2012.

Year ending September 30:

2013	US$	756,945
2014		756,945
2015		756,945
2016		756,945
2017		756,945
Total minimum lease payments		3,784,725
Less: Amount representing interest		(1,174,590)
Present value of net minimum lease payments		2,610,135

NOTE 15- ACCRUED EXPENSES

As of September 30, 2012 and December 31, 2011, the accrued expenses primarily consisted of accrued research and development expenses that amounted to US$9,338,830 and US$667,266, respectively, accrued advertising, promotion expenses and distributor seminars that amounted to US$6,330,173 and US$2,388,238, respectively, and accrued freight charges that amounted to US$547,634 and US$7,920, respectively.

NOTE 16- OTHER PAYABLES

Other payable as of September 30, 2012 mainly represented payables of US$1,459,764 for the construction of the production plant in Yongye Fumin and non income tax payable of US$1,944,367. Other payable as of December 31, 2011 mainly represented payable of US$980,169 for the construction of the production plant in Yongye Fumin and non income tax payable of US$1,834,577.

NOTE 17- EQUITY FINANCING

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

On October 10, 2011, the Company granted 1,166,333 restricted shares to management and independent directors of the Company in accordance with Yongye International, Inc. 2010 Omnibus Securities and Incentive Plan, as an incentive to such individuals to promote the success of the Company’s business. As of September 30, 2012, the shares have not yet vested.

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

In June 2012, 397,727 shares redeemable Series A convertible preferred shares were issued to MSPEA as paid-in-kind dividends. Total fair value of the paid-in-kind dividends as of the declaration and issuance date was US$1,808,667. The estimated fair value of the paid-in-kind dividends was determined using Monte Carlo Simulation Model.

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

Based on the historical income level, year to date income and projected net income and earnings per share for the next three years, management believes it is not probable that the Series A convertible preferred shares are redeemable as at December 31, 2011 and September 30, 2012. The Company assesses the probability of whether the redeemable Series A convertible preferred shares are redeemable at each reporting period end.

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

During the three and nine months ended September 30, 2012 and 2011, no “April Warrants” and “September Warrants” were exercised by April Investors and September Investors.

According to the terms of these warrants, the Company could be required to pay cash to the warrant holders under certain events that are not within the control of the Company.  Specifically, upon the occurrence of certain “fundamental transactions” as defined, the warrant holders (but not the shareholders of the Company’s common stock) are entitled to receive cash equal to the value of the warrants to be determined based on an option pricing model and certain specified assumptions set forth in the warrant agreement.  In addition, the terms of the warrants include a “down-round” provision under which the exercise price could be affected by future equity offerings undertaken by the Company.  If the Company issues any common stock or common stock equivalents, as defined, at any time the warrants are outstanding, at an effective price less than the then warrant exercise price, the exercise price of warrants will be reduced to the effective price of newly issued common stock or common stock equivalents.  In the “May Offering”, the Company issued new common stock at a price of US$1.54 per share and accordingly, the exercise price of the April Warrants and the September Warrants was reduced to US$1.54 per share.  The exercise price of the May Warrants (US$1.848) was not affected but is also subject to potential down-round adjustments in future periods. As of September 30, 2012 and December 31, 2011, there were 148,172 warrants outstanding, of which 48,714 and 99,458 warrants will expire if unexercised by April 2013 and September 2013, respectively.

The potential cash payments and the down-round provision preclude the classification of these warrants as equity. Accordingly, the warrants are accounted for as a liability and adjusted to fair value through earnings at each reporting date. The loss resulting from the increase in fair value of warrants was US$203,851 and US$134,564 for the three and nine months ended September 30, 2012, respectively. The gain resulting from the decrease in fair value of warrants was US$119,663 and US$533,250 for the three and nine months ended September 30 2011, respectively.

The estimated fair values of the warrants issued to April Investor and September Investor were determined at September 30, 2012 and December 31, 2011 using Binominal Option Pricing Model with Level 2 inputs. The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

	Fair Value Measurements Using:
			Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs		Significant Unobservable Inputs
September 30, 2012	Total		Level 1	Level 2		Level 3

Liabilities at fair value:
Derivative liabilities-warrants	US$	451,747	-	US$	451,747	-

	Fair Value Measurements Using:
			Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs		Significant Unobservable Inputs
December 31, 2011	Total		Level 1	Level 2		Level 3

Liabilities at fair value:
Derivative liabilities-warrants	US$	317,183	-	US$	317,183	-

The fair values of the warrants are summarized as follows:

	April Warrants		September Warrants
Fair value of warrant per share (US$) at:
Date of issuance	US$	1.07	US$	2.08
December 31, 2011		2.11		2.16
September 30, 2012		3.04		3.05

The fair values of the warrants outstanding as of September 30, 2012 and December 31, 2011 were determined based on the Binominal option pricing model, using the following key assumptions:

	September 30, 2012			December 31, 2011
	April Warrants		September Warrants	April Warrants		September Warrants

Expected volatility		49.6%	51.1%		65.5%		64.1%

Expected dividends yield		0%	0%		0%		0%

Time to maturity		0.5 years	0.9 years		1.3 years		1.7 years

Risk-free interest rate per annum		0.465%	0.465%		1.202%		1.202%

Fair value of underlying common shares (per share)	US$	4.58	4.58	US$	3.52	US$	3.52

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

In October 2011, the Company granted 1,166,333 restricted shares to management and independent directors of the Company in accordance with the Plan. Management was granted 1,073,000 shares, and the independent directors were granted 93,333 shares on October 10, 2011. The shares vested in October 2012.

At September 30, 2012, there was US$119,884 unrecognized compensation cost related to nonvested shares granted under the Plan, which is expected to be recognized over a weighted average period of approximately 10 days. The total stock-based compensation cost recognized in the general and administrative expenses for the three months ended September 30, 2012 and 2011 were US$1,225,478 and US$ nil, respectively. The total stock-based compensation cost recognized in the general and administrative expenses for the nine months ended September 30, 2012 and 2011 were US$3,649,794 and US$4,950,600, respectively.

A summary of the Company’s nonvested shares as of September 30, 2012, and changes during the three and nine months ended September 30, 2012, is presented below:

		Weighted average
		grant-date
Nonvested shares	Shares	fair value
Balance at January 1, 2012	1,166,333	US$	4,875,272
Granted	-		-
Vested	-		-
Forfeited	-		-
Balance at September 30, 2012	1,166,333		4,875,272

NOTE 18 - STATUTORY RESERVE

Yongye Nongfeng and Yongye Fumin are required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principal in the PRC to a statutory surplus reserve until the reserve balance reaches 50% of its registered capital. For the nine months ended September 30, 2012 and 2011, Yongye Nongfeng and Yongye Fumin made appropriations to this statutory reserve of US$8,583,748, and US$10,185,918, respectively. The accumulated balance of the statutory reserve of Yongye Nongfeng and Yongye Fumin as of September 30, 2012 and December 31, 2011 was US$30,306,917 and US$21,723,169, respectively.

In accordance with the PRC laws and regulations, Yongye Nongfeng and Yongye Fumin are restricted in its ability to transfer a portion of its net assets to the Company in the form of dividends, which amounted to US$28,791,571, representing the amount of accumulated balance of statutory reserve of Yongye Nongfeng and Yongye Fumin attributable to the Company as of September 30, 2012.

NOTE 19 - INCOME TAXES

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiaries are subject to income tax rate of 25%, unless otherwise specified. During 2010, Yongye Nongfeng qualified as a High-Tech Enterprise which entitles it to a preferential tax rate of 15% for three years from January 1, 2010 to December 31, 2012.

The Company’s effective income tax rates for the three months ended September 30, 2012 and 2011 were 18.91% and 18.10%, respectively, and were 17.97% and 19.19% for the nine months ended September 30, 2012 and 2011. The effective income tax rate for the three and nine months ended September 30, 2012 differs from the PRC statutory income tax rate of 25% primarily due to the effect of Yongye Nongfeng’s preferential tax treatment, which is partly offset by the effect of non-deductible expenses.

There has been no change in unrecognized tax benefits during the nine months ended September 30, 2012. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. No interest and penalties related to unrecognized tax benefits was recorded for the three and nine months ended September 30, 2012. The unrecognized tax benefits are included in other non-current liabilities in the consolidated balance sheets.

NOTE 20 - FAIR VALUE MEASUREMENTS

The fair values of the financial instruments as of September 30, 2012 and December 31, 2011 represent the estimated amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. The fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

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

Derivative liabilities: The method and assumptions used to estimate the fair value of derivative liabilities are set out in Note 17.

Long-term loans and payables: The fair value of the Company’s long-term loans and payables estimated by discounting future cash flows using current market interest rates offered to the Company and its subsidiaries for debts with substantially the same characteristics and maturities, and which approximated to its carrying amount as of September 30, 2012 and December 31, 2011.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

In December 2010, the Company entered into an operating lease for an office space in Beijing, PRC for the period from January 1, 2011 to December 31, 2013. The lease expense for the Beijing office was US$65,939 and US$65,040 for the three months ended September 30, 2012 and 2011, respectively, and US$198,060 and US$192,599 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, the minimum lease payment for each of the twelve month periods ending September 30, 2013 and 2014 under non-cancellable operating leases was US$263,724 and US$65,931 respectively, or an aggregate amount of US$329,655. There is no minimum lease payment in the next third, fourth and fifth twelve month periods.

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

On July 19, 2011, the Company and certain of its officers and directors were named in a derivative suit filed in the First Judicial District Court of the State of Nevada and Carson City alleging, among other things, that such directors and officers breached their fiduciary duties to the Company, misrepresented the Company’s earnings, wasted corporate assets and unjustly enriched themselves at the expense of the Company. The derivative complaint also alleged that the Company, at the direction of or with the approval of its directors, failed to implement an adequate system of internal and financial controls. After the Company filed a motion to dismiss the complaint, the plaintiffs voluntarily dismissed the action without prejudice on September 6, 2012. The Court signed the stipulation of dismissal and closed the case on September 7, 2012.

On October 15, 2012, the Company’s Board of Directors received a preliminary, non-binding proposal letter (“Proposal Letter”) from (i) Mr. Wu, the Company’s Chairman and Chief Executive Officer, (ii) Full Alliance, (iii) MSPEA, and (iv) Abax Global Capital (Hong Kong) Limited, on behalf of funds managed and/or advised by nominee entities and its and their affiliates (collectively, “Abax”, together with Mr. Wu, Full Alliance and MSPEA, the “Buyer Parties”), to acquire all of the outstanding shares of common stock of the Company not currently owned by the Buyer Parties in a going private transaction for $6.60 per share of common stock in cash, subject to certain conditions (the “Wu Proposal”). According to the Proposal Letter, an acquisition vehicle will be formed for the purpose of completing the acquisition, and the acquisition is intended to be financed through a combination of debt and equity capital. Equity financing will be provided by the Buyer Parties or their affiliates in the form of cash and/or rollover equity in the Company. Debt financing will be primarily provided by third party financial institutions. A special committee (“Special Committee”) of the Board of the Directors has retained Cleary Gottlieb Steen & Hamilton LLP as its legal counsel and Houlihan Lokey as its independent financial advisor to assist it in consideration of such matters. No decisions have been made by the Special Committee with respect to the Company’s response to the Proposal Letter.

On or about October 18, 2012 and October 22, 2012, respectively, two shareholder class action complaints were filed against the Company and certain officers and directors thereof in connection with the Wu Proposal. Both complaints were filed in Nevada state court, Clark County District. In both complaints, the plaintiffs challenge the Wu Proposal and allege, among other things, that the consideration to be paid in such proposal is inadequate, as is the process by which the proposal is being evaluated. The complaints seek, among other relief, to enjoin defendants from consummating the Wu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the shareholders. Both complaints were served on the Company on or about October 25, 2012. The Company has reviewed the allegations contained in the complaints and believes they are without merit. The Company intends to defend the litigations vigorously. As such, based on the information known to the Company to date, the Company does not believe that it is probable that a material judgment against the Company will result.

NOTE 22 - RELATED PARTY TRANSACTIONS AND BALANCES

On January 4, 2011, the Company entered into an operating lease with Inner Mongolia Yongye for a research and development activity facility in Beijing, PRC for the period from January 4, 2011 to December 31, 2011. A new operating lease was entered on January 4, 2012 for the period from January 4, 2012 to December 31, 2012 that covered a larger facility area. The lease expense for the research and development facility paid to Inner Mongolia Yongye was US$63,234 and US$40,437 for the three months ended September 30, 2012 and 2011, respectively, and was US$189,935 and US$119,745 for the nine months ended September 30, 2012 and 2011. Total minimum lease payment is US$63,226 for the next twelve month period.

In April 2012, Yongye Nongfeng obtained the short-term bank loan of RMB 100,000,000 (equivalent to US$15,806,528) with fixed annual interest rate of 8.528% from China Everbright Bank. The short-term bank loan is guaranteed by the Company’s Chairman and his wife, and is due on April 28, 2013.

 NOTE 23 - EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share for the periods indicated:

	For the Three Months Ended
	September 30, 2012		September 30, 2011
Numerator:
Net income attributable to Yongye International, Inc.	US$	16,820,079	US$	39,124,188

Paid-in-kind dividends on redeemable Series A convertible preferred shares, net of amounts accumulated in prior reporting periods		(752,223)		(882,192)
Earnings allocated to participating nonvested shares		(331,007)		-
Earnings allocated to participating redeemable Series A convertible preferred shares		(1,725,382)		(3,946,850)
Net income for basic earnings per share		14,011,467		34,295,146
Denominator:
Weighted average shares of common stock		49,370,711		49,370,711
Basic earnings per common stock		0.28		0.69

	For the Nine Months Ended
	September 30, 2012		September 30, 2011
Numerator:
Net income attributable to Yongye International, Inc.	US$	74,312,232	US$	87,027,380

Paid-in-kind dividends on redeemable Series A convertible preferred shares, net of amounts accumulated in prior reporting periods		(711,784)		(1,083,562)
Earnings allocated to participating nonvested shares		(1,522,455)		(700,822)
Earnings allocated to participating redeemable Series A convertible preferred shares		(7,632,680)		(3,907,852)
Net income for basic earnings per share		64,445,313		81,335,144
Denominator:
Weighted average shares of common stock		49,370,711		48,948,944
Basic earnings per common stock		1.31		1.66

The holders of the redeemable Series A convertible preferred shares are entitled to receive cumulative paid-in-kind dividends in additional shares of redeemable Series A convertible preferred shares, on each anniversary of the Issuance Date (See Note 17) (“Cumulative Dividends”), and therefore net income attributable to Yongye International, Inc is reduced by dividends accumulated for each reporting period in the computation of basic earnings per share. At each reporting period prior to the dividends declaration date, the fair value of the dividends accumulated is measured based on what it would be if the end of the reporting period was the dividend determination date. In June 2012, 397,727 shares of paid-in-kind dividends with a total fair value of the US$1,808,667 were issued to MPSEA.

The following table sets forth the computation of diluted earnings per share for the periods indicated:

	For the Three Months Ended
	September 30, 2012		September 30, 2011
Numerator:

Net income allocated to common stockholders as reported in basic EPS	US$	14,011,467	US$	34,295,146
Change in fair value of warrant liabilities		-		(119,663)
Net income for diluted earnings per share		14,011,467		34,175,483
Denominator:
Weighted average shares of common stock as reported in basic EPS		49,370,711		49,370,711
Dilutive effect of warrant liabilities		-		102,062
		49,370,711		49,472,773

Diluted earnings per common stock		0.28		0.69

	For the Nine Months Ended
	September 30, 2012		September 30, 2011
Numerator:

Net income allocated to common stockholders as reported in basic EPS	US$	64,445,313	US$	81,335,144
Change in fair value of warrant liabilities		-		(533,250)
Net income for diluted earnings per share		64,445,313		80,801,894
Denominator:
Weighted average shares of common stock as reported in basic EPS		49,370,711		48,948,944
Dilutive effect of warrant liabilities		-		108,187
		49,370,711		49,057,131

Diluted earnings per common stock		1.31		1.65

As of September 30, 2012, the Company had 148,172 warrants outstanding that could potentially dilute basic earnings per share in the future, but excluded in the computation of diluted earnings per share as their effect would have been anti-dilutive.

NOTE 24 - CONCENTRATIONS AND CREDIT RISKS

At September 30, 2012, the Company held cash in banks of approximately US$17,951,684 that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institution in the PRC with acceptable credit rating.

Five major customers accounted for 47% of the Company’s total revenue for the three months ended September 30, 2012, and 47% of the Company’s total revenue for the nine months ended September 30, 2012. Five major customers accounted for 36% of the Company’s total revenue for the three months ended September 30, 2011, and 33% of the Company’s total revenue for the nine months ended September 30, 2011. The Company’s total revenue to five major customers were US$60,996,205 and US$175,677,311 for the three and nine months ended September 30, 2012, respectively. The Company’s total revenue to five major customers were US$50,892,264 and US$112,942,050 for the three and nine months ended September 30, 2011, respectively. All these major customers are distributors in the PRC agriculture industry.

For the three months ended September 30, 2012					For the nine months ended September 30, 2012
Largest Customers	Primary Provinces	Amount of Sales		% Total Sales	Largest Customers	Primary Provinces	Amount of Sales		% Total Sales
Customer A	Inner Mongolia	US$	13,398,432	10%	Customer A	Inner Mongolia	US$	43,515,383	12%

Customer B	Liaoning; Heilongjiang; Jilin		12,565,920	10%	Customer D	Shandong		35,356,819	9%

Customer C	Henan		12,494,832	10%	Customer C	Henan		33,383,567	9%

Customer D	Shandong		11,517,491	9%	Customer E	Guangdong		31,834,280	9%

Customer E	Guangdong		11,019,530	8%	Customer B	Liaoning; Heilongjiang; Jilin		31,587,262	8%

Total		US$	60,996,205	47%	Total		US$	175,677,311	47%

For the three months ended September 30, 2011					For the nine months ended September 30, 2011
Largest Customers	Primary Provinces	Amount of Sales		% Total Sales	Largest Customers	Primary Provinces	Amount of Sales		% Total Sales
Customer A	Inner Mongolia	US$	13,568,265	10%	Customer B	Liaoning; Heilongjiang; Jilin	US$	25,953,352	8%
Customer B	Liaoning; Heilongjiang; Jilin		10,841,522	8%	Customer D	Shandong		23,392,184	7%
Customer F	Jiangxi; Fujian		8,937,640	6%	Customer E	Guangdong		22,314,319	6%
Customer G	Jiangsu		8,781,354	6%	Customer G	Jiangsu		20,797,528	6%
Customer E	Guangdong		8,763,483	6%	Customer C	Henan		20,484,667	6%
Total		US$	50,892,264	36%	Total		US$	112,942,050	33%

Three major suppliers accounted for 83% (US$43,352,117), of which one major supplier accounted for 30% (US$15,687,328), of the Company’s inventory purchase for the three months ended September 30, 2012. Three major suppliers accounted for 64% (US$102,742,276), of which one major supplier accounted for 28% (US$44,476,074), of the Company’s inventory purchase for the nine months ended September 30, 2012. Three major suppliers accounted for 91% ($52,233,724), of which one major supplier accounted for 46% ($26,327,303), of the Company’s total inventory purchases for the three months ended September 30, 2011. Three major suppliers accounted for 89% ($102,796,350), of which one major supplier accounted for 41% ($47,121,712), of the Company’s total inventory purchases for the nine months ended September 30, 2011. If these suppliers terminate their supply relationship with the Company, the Company may be unable to purchase sufficient raw materials on acceptable terms, which may adversely affect the Company’s results of operations.

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

24

.

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

Products

Currently, our principal product is our liquid crop nutrient product, from which we derived substantially all of our sales for the nine months ended September 30, 2012. We also produce powder animal nutrient product, which is mainly used for dairy cows. In the first quarter of 2012, we launched two new crop nutrient products, a crop seed nutrient product and a crop root nutrient product. The crop seed nutrient product helps crop seeds sprout and improves the growth of roots, and the crop root nutrient product improves crop roots’ ability to absorb water and fertilizers and enhance crop resistance against drought, freezing, diseases, and stalk leaning. We believe, by using our regular crop nutrient together with our new products at different stages of crop growth, the combined effectiveness of our products will further enhance crop yield. We market our regular crop and animal products under the trade name “Shengmingsu” (“生命素” in Chinese means “Life Essential”). Our new products for crop seeds and roots are named “Zhongbaosheng” and “Qianggenbao” respectively. We produce our liquid crop nutrient products, including the newly launched crop seed product and crop root product, based on our proprietary formulae utilizing fulvic acid as the primary compound base and combining with various micro nutrients such as zinc and boron, macro nutrients like nitrogen, phosphorous and potassium (“NPK”) and other nutrients that are essential for the crop health. Our crop nutrient’s core fulvic acid compound improves crop yield by enhancing the absorption of fertilizers and micro nutrients. In addition, the micro nutrients and NPK included in our crop nutrient formula serve as supplements during key growth stages of crops. We believe that our crop nutrient products are particularly well-suited for use in China, which generally has highly degraded farming soil as a result of over-farming, decades of over-use of chemical fertilizers and less advanced farming practices compared with more developed nations. Our regular crop nutrient product is most commonly applied by directly spraying onto leaves of crops after dilution with water, and is typically used at certain critical growth stages of crops in addition to normal fertilizer application. Our crop seed nutrient product is used by soaking the seeds in our product after water dilution. Soaking time and proportions of water to product vary among different crops and users should follow our product specifications. At the time that a seeding crop is transplanted, our crop root nutrient is used by applying the product onto the crop roots after water dilution and blending with soil. After the transplant, the water-diluted crop root product is used to irrigate the crops at the roots. Soaking time and water-product proportions during and after transplanting varies and users should follow our product specifications.

The efficacy of fulvic acid in enhancing crop yield is well-documented by over 20 global research reports published by universities and institutions in the United States, China, Europe and other countries. The Inner Mongolia Autonomous Region Scientific and Technology Bureau (“IMARSTB”) conducted an official assessment of our liquid crop nutrient product in 2008 and concluded that our product increases agricultural output, improves the utilization rate of fertilizer, enhances crop resistance to diseases and droughts.  In addition, the IMARSTB concluded that large scale experimentation in China has proven that our product can increase overall yields of staple crops, such as wheat and rice by 10-20%, and vegetables and fruits by 15-30%, while also improving product quality. Many other third parties also conducted tests on our product’s efficacy on different crops and geographical locations in China, and they have drawn similar conclusions as documented in the IMARSTB assessment.

Our powder animal nutrient product consists of our fulvic acid compound base, additional nutrients and Chinese herbs. Our animal products are currently targeted at and administered to dairy cows through mixture with cow feed.

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

As of September 30, 2012, our products were sold in 30 provinces, autonomous regions and centrally-administered municipalities across China. We sell our products to 25 provincial-level distributors, who then sell our products to 810 county-level distributors and 33,298 Branded Retailers. Our multi-tiered distribution model allows us to penetrate the vast and highly fragmented rural area of China by utilizing our internal sales team to manage and leverage thousands of sales personnel at our provincial-level distributors, county-level distributors and Branded Retailers. Our internal sales team actively manages our multi-tier distribution network by participating in major distributor sales activities and providing training presentations and seminars.

Raw Materials and Production

Our product’s core compound, fulvic acid, is extracted from humic acid. Humic acid is formed by the biodegradation of dead organic matter which is buried and compressed under soil, and humic acid is mostly contained in peat, lignite coal, leonardite coal, etc. Our production process primarily involves the extraction of fulvic acid and then the blending of fulvic acid with macro and micro nutrients based on our patented formulae. The molecular structure of fulvic acid is smaller than humic acid, which enables fulvic acid to be more easily absorbed by crop leaves.

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

Currently, we procure lignite coal from independent third party suppliers in Inner Mongolia.  In March 2010, in order to secure a long-term supply of humic acid, we entered into an agreement to acquire a mineral resource project in Wuchuan County, Inner Mongolia.  In August 2011, Yongye Fumin, our wholly-owned subsidiary, obtained a Mineral Resource Exploration Permit for this project site in Wuchuan County, Inner Mongolia, which was issued by the Inner Mongolia Ministry of Land and Resources. Such approval granted us exclusive exploration rights for this project site for an initial period of three years beginning August 2, 2011.  We are in the process of applying for the governmental approval for the Mineral Right and are preparing for the relevant reports, including but not limited to a Geological Report and a Geological Exploration Report. In June 2012, we commenced a detailed exploration process to obtain a Geological Exploration Report. We believe the costs to be incurred in completing the remaining administrative procedures and obtaining government approvals are not significant, and expect to obtain the Geological Exploration Report Mineral Right in 2013. Upon the granting of the Mineral Right, we will be able to further vertically integrate our operations.

In the third quarter of 2012, our Wuchuan Facility increased the manufacturing capacity. After the capacity expansion, we now have a total of 70,000 tons of combined annual design production capacity at the Wuchuan Facility and the Jinshan Facility. The major production processes for our crop and animal nutrient products are identical, and therefore production capacities for the two lines of products to a large extent are inter-changeable.

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

For the nine months ended September 30, 2012, our actual production output for liquid crop nutrient product was 32,274 tons and the actual output for powder animal nutrient was 684 tons.  We may continue to expand our production capacity as required to respond to increasing demand for our products in the future.

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

We are currently researching and market testing various customized products for crop and animals. We have already officially introduced two new products to the market in the first quarter of 2012. One new product is to help crop seeds to sprout and grow, and the other is to improve crop roots’ ability to absorb water and fertilizers and to enhance crop resistance against drought, freezing, diseases, and stalk leaning. We are also examining market opportunities for introducing crop products specifically targeted at corn, peppers, wheat, rice, cucumbers, tomatoes, cotton, potatoes, sunflowers, grapes, tropical fruits and flowers, though no assurance can be given that we will ultimately bring to market the products that we are currently researching or market testing. As to animal products, we are market testing the products used for pig, chickens and sheep.

Intellectual Property

Our products are based on patented formulae that combine a fulvic acid base with other macro, micro nutrients and other nutrients. Our formula for crop nutrient product was designed to enhance crop yield by increasing absorption of fertilizer and micro nutrients and providing key micro nutrients and NPK in key growth stages of crops.  In addition, our engineers designed our manufacturing process to overcome technical barriers associated with the extraction of fulvic acid and the blending of our products on an industrial scale so that micro and macro nutrients in our products are water soluble and can be easily absorbed by crops after being sprayed on the leaves. We were granted two 20-year invention patents by the State Intellectual Property Office in the PRC, effective from October 12, 2006 and October 21, 2005, respectively, that cover formulae for our liquid crop nutrient product and powder animal nutrient product, as well as the manufacturing processes for extraction and blending of our products. In addition to seeking patent protection, we maintain proprietary know-how related to extraction and blending processes as trade secrets.

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

In addition, our internal sales team frequently organizes presentations and seminars targeted at provincial-level and county-level distributors in order to convey our sales strategy effectively to them.  We have also designed a series of incentive programs to motivate our distributors to drive performance and enhance their loyalty to our Company, including sending selected distributors to a Yongye-sponsored executive training program at Tsinghua University, one of China’s most prestigious academic institutions.

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

Recent Developments

On July 19, 2011, we and certain of our officers and directors were named in a derivative suit filed in the First Judicial District Court of the State of Nevada and Carson City alleging, among other things, that such directors and officers breached their fiduciary duties to us, misrepresented our earnings, wasted corporate assets and unjustly enriched themselves at the expense of us.  The derivative complaint also alleged that we, at the direction of or with the approval of our directors, failed to implement an adequate system of internal and financial controls.  After we filed a motion to dismiss the complaint, Plaintiff voluntarily dismissed the action without prejudice on September 6, 2012.  The Court signed the stipulation of dismissal and closed the case on September 7, 2012.

In the third quarter of 2012, we completed a capacity expansion project at the Wuchuan Facility. We now have a total of 70,000 tons of combined annual design production capacity at the Wuchuan Facility and the Jinshan Facility.

On October 15, 2012, we received a “going private” proposal (the “Wu Proposal”) from (i) Mr. Zishen Wu, the Company’s Chairman and Chief Executive Officer, (ii) Full Alliance International Limited, (iii) MSPEA Agriculture Holding Limited, and (iv) Abax Global Capital (Hong Kong) Limited, on behalf of funds managed and/or advised by it and its nominee entities and its and their affiliates (collectively, “Abax”, and together with Mr. Wu, Full Alliance and MSPEA, the “Buyer Parties”). According to the proposal letter, an acquisition vehicle will be formed for the purpose of completing the acquisition of all of the Company’s issued and outstanding common stock not currently owned by the Buyer Parties, at a purchase price of $6.60 per share of common stock in cash, subject to certain conditions. The purchase price is intended to be financed through a combination of debt to be primarily provided by third party financial institutions and equity capital to be provided by the Buyer Parties or their affiliates in the form of cash and/or rollover equity in the Company. The proposal letter states that the Buyer Parties have been in discussions with a Chinese bank which is experienced in financing going private transactions and has expressed interest in providing loans to finance the acquisition.

Our Board of Directors has formed a special committee of independent directors, namely, Mr. Sean Shao, Mr. Xiaochuan Guo and Mr. Xindan Li, to evaluate and consider certain potential transactions involving the Company, including the Wu Proposal. Since being formed, the Special Committee has engaged legal and financial advisors. The Special Committee’s process is ongoing and the Special Committee intends to continue with its work, including evaluating the Wu Proposal as well as other proposals which the Company may receive, for as long as the Special Committee, in consultation with its advisors, deems necessary. No decisions have been made by the Special Committee with respect to the Company's response to the Wu Proposal. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that this or any other transaction will be approved or consummated.

On or about October 18, 2012 and October 22, 2012, respectively, two shareholder class action complaints were filed against the Company and certain officers and directors thereof in connection with the October 15, 2012 Wu Proposal. The two complaints are captioned, respectively, DOHERTY v. YONGYE INTERNATIONAL, INC., ZISHEN WU, NAN XU, XIAOCHUAN GUO, HOMER SUN, SEAN SHAO, XINDAN LI, AND RIJUN ZHANG, A-12-670343-C and KIRBY v. ZISHEN WU, NAN XU, HOMER SUN, XIAOCHUAN GUO, SEAN SHAO, XINDAN LI, RIJUN ZHANG, FULL ALLIANCE INTERNATIONAL LIMITED, MSPEA AGRICULTURE HOLDINGS LIMITED, ABAX GLOBAL CAPITAL (HONG KONG) LIMITED, and YONGYE INTERNATIONAL INC., A-12-670468-C.  Both complaints were filed in Nevada state court, Clark County District.  In both complaints, the plaintiffs challenge the Wu Proposal and allege, among other things, that the consideration to be paid in such proposal is inadequate, as is the process by which the proposal is being evaluated.  The complaints seek, among other relief, to enjoin defendants from consummating the Wu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of our shareholders.  Both complaints were served on the Company on or about October 25, 2012.  We have reviewed the allegations contained in the complaints and believe they are without merit. We intend to defend the litigations vigorously. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result.

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

Our end-customers are comprised of large farms which purchase directly from distributors, and individual farmers who purchase either through Branded Retailers or promotional events held by local distributors. Our Branded Retailer network has been a key driver of our sales. The number of Branded Retailers increased from 30,086 as of December 31, 2011 to 33,298 as of September 30, 2012. Hebei, Henan, Shanxi, Jiangsu, and Inner Mongolia provinces accounted for the majority of newly recruited Branded Retailers.

Below is a table setting forth the expansion of our Branded Retailer network.

Branded Retailer by Region	Year End 2010	Q3 End 2011	Year End 2011	Q3 End 2012

Hebei/Beijing/Tianjin	3,532	3,824	3,935	4,431
Inner Mongolia	501	612	765	1,039
Shandong	3,198	3,355	3,358	3,391
Guangdong/Hainan	641	879	941	1,219
Henan	1,920	2,278	2,456	2,786
Heilongjiang/Jilin/Liaoning	1,231	2,147	2,180	2,358
Xinjiang	1,395	1,967	2,097	2,331
Hubei/Hunan	3,040	2,978	2,978	3,154
Gansu/Qinghai	887	920	920	822
Jiangsu	1,186	1,896	1,936	2,264
Shanxi	1,106	1,297	1,310	1,639
Anhui	1,222	1,420	1,420	1,441
Shaanxi	1,443	1,491	1,491	1,648
Sichuan/Chongqing	691	1,034	1,044	966
Jiangxi/Fujian	666	994	1,006	1,231
Yunnan/Guizhou	620	1,059	1,076	1,313
Zhejiang	138	238	252	467
Guangxi	184	469	472	465
Ningxia	427	441	441	325
Shanghai	8	8	8	8
Total	24,036	29,307	30,086	33,298

Seasonality

Our regular liquid crop nutrient product is most commonly applied by directly spraying onto leaves of crops in the second and third quarters, which correspond to the growing seasons for most crops in most parts of China. Accordingly, the sales during the second and third quarters usually represent 70-80% of our total annual sales. Therefore, higher volume of finished goods are usually accumulated during the non-peak seasons in preparation for the subsequent peak sales seasons which will result in higher inventory turnover days during non-peak seasons. In 2012, we launched two new products which are positioned specifically for crop seeds and roots, the peak sales seasons of which fall in the first quarter. Although these two new products contributed the majority of our sales in the first quarter and small portion of our sales in the second quarter of 2012, due to the fact that these two new products were newly introduced to the market, we expect that these two new products will only account for a small portion of our total sales in 2012 on a full year basis. No sales were made of the two new products in the third quarter of 2012.

Pricing

We principally sell to our provincial-level distributors at an ex-factory price, and they in turn sell to lower level distributors at distributor prices. Branded Retailers sell to farmers at our suggested retail prices. Our pricing policy is consistent across the country, and we require our provincial-level distributors to ensure this policy is followed by county-level distributors and Branded Retailers. Our pricing policy for ex-factory price, different level of distributor prices and suggested retail prices have generally remained stable for the past several years. In 2011, we allowed Branded Retailers to charge a higher retail price for an updated version of our crop nutrient product that replaced the prior version.

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

Competition

While we compete with both nationwide and local manufacturers of humic or fulvic acid crop nutrients, we believe that we are a clear market leader. The Chinese agriculture industry and the retail market for agricultural goods are highly fragmented. As of the end of October 2012, there were more than 4,000 fertilizer products registered in the PRC Ministry of Agriculture’s registry. We mainly compete directly with producers of humic or fulvic acid based products, of which there were around 1,000 registered as of the end of October 2012.

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

RESULTS OF OPERATIONS

Summary Statement of Comprehensive Income Data

in US$, except for percentages	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011	Variance	%	Variance	%
Sales	129,734,770	140,593,777	371,726,400	345,519,853	(10,859,007)	(7.7)%	26,206,547	7.6%

Cost of sales	49,223,371	55,013,997	147,712,243	140,874,455	(5,790,626)	(10.5)%	6,837,788	4.9%

Gross profit	80,511,399	85,579,780	224,014,157	204,645,398	(5,068,381)	(5.9)%	19,368,759	9.5%

Selling expenses	37,009,019	25,557,635	89,766,666	62,391,878	11,451,384	44.8%	27,374,788	43.9%

Research and development expenses	5,160,458	4,541,392	14,054,000	11,150,006	619,066	13.6%	2,903,994	26.0%

General and administrative expenses (including a reversal of allowance for doubtful accounts of US$6,334,832 and US$nil for the nine months ended September 30, 2012 and 2011, respectively)	4,823,781	4,854,225	11,261,073	17,718,549	(30,444)	(0.6)%	(6,457,476)	(36.4)%

Impairment loss of goodwill	10,748,731	-	10,748,731	-	10,748,731	-	10,748,731	-

Income from operations	22,769,410	50,626,528	98,183,687	113,384,965	(27,857,118)	(55.0)%	(15,201,278)	(13.4)%

Other income/(expenses)
Interest expense	(1,130,175)	(496,509)	(3,236,470)	(806,371)	(633,666)	127.6%	(2,430,099)	301.4%
Interest income	312,206	40,702	447,616	67,866	271,504	667.1%	379,750	559.6%
Subsidy income	-	-	-	655,071	-	-	(655,071)	(100.0)%
Other (expenses)/income, net	(135,382)	76,321	(100,666)	177,940	(211,703)	(277.4)%	(278,606)	(156.6)%
Change in fair value of derivative liabilities	(203,851)	119,663	(134,564)	533,250	(323,514)	(270.4)%	(667,814)	(125.2)%
Total other (expenses)/income, net	(1,157,202)	(259,823)	(3,024,084)	627,756	(897,379)	345.4%	(3,651,840)	(581.7)%
Earnings before income tax expense	21,612,208	50,366,705	95,159,603	114,012,721	(28,754,497)	(57.1)%	(18,853,118)	(16.5)%
Income tax expense	4,084,473	9,116,471	17,096,901	21,876,518	(5,031,998)	(55.2)%	(4,779,617)	(21.8)%
Net income	17,527,735	41,250,234	78,062,702	92,136,203	(23,722,499)	(57.5)%	(14,073,501)	(15.3)%
Less: Net income attributable to the noncontrolling interest	707,656	2,126,046	3,750,470	5,108,823	(1,418,390)	(66.7)%	(1,358,353)	(26.6)%

Net income attributable to Yongye International, Inc.	16,820,079	39,124,188	74,312,232	87,027,380	(22,304,109)	(57.0)%	(12,715,148)	(14.6)%
Earnings per share:						-
Basic earnings per common stock	0.28	0.69	1.31	1.66	-	-	-	-
Diluted earnings per common stock	0.28	0.69	1.31	1.65	-	-	-	-

Weighted average shares used in computation:
Basic earnings per common stock	49,370,711	49,370,711	49,370,711	48,948,944	-	-	-	-
Diluted earnings per common stock	49,370,711	49,472,773	49,370,711	49,057,131	-	-	-	-

Review of Results of Operation for the Three and Nine Months Ended September 30, 2012

Our sales decreased by 7.7% to US$129.7 million for the three months ended September 30, 2012, from US$140.6 million for the same period of 2011. Our sales increased by 7.6% to US$371.7 million for the nine months ended September 30, 2012, from US$345.5 million for the same period of 2011.

Our gross profit decreased by 5.9% to US$80.5 million for the three months ended September 30, 2012, from US$85.6 million for the same period of 2011. Gross profit margin was 62.1% for the three months ended September 30, 2012, as compared to 60.9% for the same period of 2011. Gross profit increased by 9.5% to US$224.0 million for the nine months ended September 30, 2012, from US$204.6 million for the same period of 2011. Gross profit margin was 60.3% for the nine months ended September 30, 2012, as compared to 59.2% for the same period of 2011.

Our net income attributable to Yongye International, Inc. decreased by 57.0% to US$16.8 million, or US$0.28 diluted earnings per share, for the three months ended September 30, 2012, from US$39.1 million, or US$0.69 diluted earnings per share, for the same period of 2011. Our net income attributable to Yongye International, Inc. decreased by 14.6% to US$74.3 million, or US$1.31 diluted earnings per share, for the nine months ended September 30, 2012, from US$87.0 million, or US$1.65 diluted earnings per share, for the same period of 2011.

Sales

Below is an analysis of our sales for the three months ended September 30, 2012 and 2011, as well as the nine months ended September 30, 2012 and 2011.

Our sales decreased by US$10.9 million, or 7.7%, to US$129.7 million for the three months ended September 30, 2012, from US$140.6 million for the same period of 2011. For the three months ended September 30, 2012 and 2011, we derived all of our sales from our regular liquid crop nutrient.

Our sales increased by US$26.2 million, or 7.6%, to US$371.7 million for the nine months ended September 30, 2012, from US$345.5 million for the same period of 2011. For the nine months ended September 30, 2012, we derived US$368.0 million, or 99.0% of our total sales, from liquid crop nutrient, and we derived US$3.7 million, or 1.0% of our total sales, from the powder animal nutrient. For our liquid crop nutrient, the regular crop nutrient contributed US$299.4 million, or 81.3% of total liquid crop nutrient, while the two new products for crop seeds and roots, contributed US$68.6 million, or 18.7% of our total liquid crop nutrient sales for the nine months ended September 30, 2012. For the nine months ended September 30, 2011, we derived US$344.1 million, or 99.6% of our total sales, from liquid crop nutrient, and we derived US$1.4 million, or 0.4% of our total sales, from the powder animal nutrient.

For the three months ended September 30, 2012, the average selling price (“ASP”) of our liquid crop nutrient product was US$11,705 per ton, as compared to US$11,802 per ton for the same period of 2011. For the nine months ended September 30, 2012, the ASP of our liquid crop nutrient product was US$11,784 per ton, as compared to US$11,648 per ton for the same period of 2011. The small decrease in our ASP is the result of the effect of currency rate fluctuations. The fluctuation in sales for the three and nine months ended September 30, 2012 comparing with that for the same period of 2011, was all driven by the fluctuation in sales volume.

The following table set forth the sales breakdown by region for the three months ended September 30, 2012 and 2011, and the nine months ended September 30, 2012 and 2011:

	2012	2011	YoY	YoY	2012	2011	YoY	YoY
Sales By Region (US$ million)	Q3	Q3	Change in US$	Change in %	Nine Months	Nine Months	Change in US$	Change in %
Hebei/Beijing/Tianjin	10.9	33.0	(22.1)	(67.0)%	39.0	71.0	(32.0)	(45.1)%
Inner Mongolia	13.4	16.0	(2.6)	(16.3)%	48.5	28.2	20.3	72.0%
Shandong	11.5	7.9	3.6	45.6%	35.6	23.6	12.0	50.8%
Guangdong/Hainan	11.0	8.8	2.2	25.0%	31.8	22.5	9.3	41.3%
Henan	12.5	8.6	3.9	45.3%	33.4	20.5	12.9	62.9%
Heilongjiang/Jilin/Liaoning	12.6	10.8	1.8	16.7%	31.6	25.9	5.7	22.0%
Xinjiang	2.0	3.9	(1.9)	(48.7)%	6.1	9.9	(3.8)	(38.4)%
Hubei/Hunan	0.6	3.6	(3.0)	(83.3)%	4.0	13.1	(9.1)	(69.5)%
Gansu/Qinghai	5.5	5.2	0.3	5.8%	13.6	11.5	2.1	18.3%
Jiangsu	10.2	8.8	1.4	15.9%	24.8	20.8	4.0	19.2%
Shanxi	5.1	4.0	1.1	27.5%	13.0	10.3	2.7	26.2%
Anhui	0.7	5.4	(4.7)	(87.0)%	4.6	17.2	(12.6)	(73.3)%
Shaanxi	8.0	4.2	3.8	90.5%	20.6	17.3	3.3	19.1%
Sichuan/Chongqing	7.9	5.1	2.8	54.9%	20.5	15.8	4.7	29.7%
Jiangxi/Fujian	8.8	8.9	(0.1)	(1.1)%	22.5	19.1	3.4	17.8%
Yunnan/Guizhou	9.0	6.4	2.6	40.6%	22.0	18.3	3.7	20.2%
Zhejiang	*	*	-	-	*	*	-	-
Guangxi	*	*	-	-	0.1	0.3	(0.2)	(66.7)%
Ningxia	*	*	-	-	*	0.1	(0.1)	(100.0)%
Shanghai	*	*	-	-	*	*	-	-

Others	*	*	-	-	*	0.1	(0.1)	(100.0)%

Total	129.7	140.6	(10.9)	(7.8)%	371.7	345.5	26.2	7.6%

* Less than US$50,000

Our revenue in Hebei, Anhui, Hubei and Xinjiang for the nine months ended September 30, 2012 decreased compared to the same period of 2011, primarily due to delayed revenue recognition. Our shipment to such provinces actually increased or remained stable. In the fourth quarter of 2011, in consideration of the deteriorating payment ability of certain distributors in the above mentioned provinces, we delayed the recognition of revenues generated from sales to those distributors until payment collectability can be reasonably assured, which is generally evidenced by receipt of cash. We will recognize revenues for these distributors upon shipment when sufficient period of historical collection experience can be demonstrated. In addition, in the first nine months of 2012, we monitored shipments to these provincial distributors which had prolonged payment periods in 2011 to better manage our accounts receivable.

Production Output

Our production output for our liquid crop nutrient product was 12,910 tons for the three months ended September 30, 2012, and 32,274 tons for the nine months ended September 30, 2012. The inventory turnover was 196 days for the three months ended September 30, 2012 as compared to 76 days for the same period of 2011. The inventory turnover was 180 days for the nine months ended September 30, 2012 as compared to 110 days for the same period of 2011. As of September 30, 2012 and December 31, 2011, finished goods included US$38.2 million and US$6.3 million, respectively, of products that were sold and delivered to customers for which the related revenue was not recognized in accordance with our accounting policy on revenue recognition, and thus resulted in increased inventory and higher inventory turnover days during the three and nine months ended September 30, 2012.

During the three and nine months ended September 30, 2012, we sold 11,084 tons and 31,232 tons of liquid crop nutrient products, respectively. During the three and nine months ended September 30, 2011, we sold 11,913 tons and 29,544 tons of liquid crop nutrient product, respectively.

Cost of Sales

Our cost of sales decreased by US$5.8 million, or 10.5%, to US$49.2 million for the three months ended September 30, 2012, from US$55.0 million for the same period of 2011. Cost of sales increased by US$6.8 million, or 4.9%, to US$147.7 million for the nine months ended September 30, 2012, from US$140.9 million for the same period of 2011.

For the three months ended September 30, 2012, our cost of sales accounted for 37.9% of our total sales, as compared to 39.1% for the same period of 2011. For the nine months ended September 30, 2012, our cost of sales accounted for 39.7% of our total sales, as compared to 40.8% for the same period of 2011. The decrease in cost of goods sold as percentage of sales was mainly due to the decreased purchase price of certain raw materials.

Gross Margin

Our gross margin was 62.1% for the three months ended September 30, 2012, as compared to 60.9% for the same period of 2011. Gross margin was 60.3% for the nine months ended September 30, 2012, as compared to 59.2% for the same period of 2011. The increase in gross margin was mainly due to the decreased purchase price of certain raw materials.

Selling Expenses

Our selling expenses increased by US$11.4 million, or 44.8%, to US$37.0 million for the three months ended September 30, 2012, from US$25.6 million for the same period of 2011. As a percentage of sales, selling expenses increased from 18.2% for the three months ended September 30, 2011 to 28.5% for the same period of 2012. The increase of selling expenses was primarily due to an increase in advertising and promotion expense and distributors’ seminar expenditure of US$11.7 million relating to marketing and promotional activities in our markets.

Selling expenses increased by US$27.4 million, or 43.9%, to US$89.8 million for the nine months ended September 30, 2012, from US$62.4 million for the same period of 2011. As a percentage of sales, selling expenses increased from 18.1% for the nine months ended September 30, 2011 to 24.1% for the same period of 2012. The increase of selling expenses was primarily due to an increase in advertising and promotion expense and distributors’ seminar expenditure of US$27.2 million relating to marketing and promotional activities for our original and newly launched products in our markets.

General and Administrative Expenses

Our general and administrative expenses decreased by US$0.03 million, or 0.6%, to US$4.82 million for the three months ended September 30, 2012, from US$4.85 million for the same period of 2011. As a percentage of sales, general and administrative expenses increased from 3.5% for the three months ended September 30, 2011 to 3.7% for the same period of 2012.

General and administrative expenses decreased by US$6.5 million, or 36.4%, to US$11.3 million for the nine months ended September 30, 2012, from US$17.7 million for the same period of 2011. As a percentage of sales, general and administrative expenses decreased from 5.1% for the nine months ended September 30, 2011 to 3.0% for the same period of 2012. The decrease of general and administrative expenses was mainly due to the reversal of allowance for doubtful accounts of US$6.3 million which was recorded in the first quarter of 2012, and a decrease in management compensation expenses by US$1.3 million to US$3.6 million for the nine months ended September 30, 2012 from US$4.9 million for the same period of 2011. Except for the reversal of allowance for doubtful accounts, general and administrative expenses amounted to US$17.6 million for the nine months ended September 30, 2012, which was consistent with that for the same period in 2011.

Research and Development Expenses

We incurred US$5.2 million of research and development expenses for the three months ended September 30, 2012, as compared to US$4.5 million for the same period of 2011. Research and development expenses were US$14.1 million for the nine months ended September 30, 2012, as compared to US$11.2 million for the same period of 2011.

Our research and development expenses mainly consisted of field test expenses for new products, tests on different crops and tests in newly developed markets.

Impairment loss of goodwill

We performed our annual goodwill impairment test as of September 30, 2012. A two step process is used to test for goodwill impairment. The fair value of the reporting unit for step one was determined based on the income approach, which is applied using a present value technique, and also considered the quoted market price of the Company’s common stock. The first step of the impairment test concluded that the carrying value of our reporting unit exceeded its fair value. As a result, we performed the second step of the goodwill impairment test. We determined that the implied fair value of goodwill was nil. Therefore, a goodwill impairment loss of US$10,748,731 was recognized for the three and nine months ended September 30, 2012.

Income Tax Rate

During the three and nine months ended September 30, 2012 and the year ended December 31, 2011, Yongye Nongfeng enjoyed a preferential tax rate of 15% pursuant to the High-Tech Enterprise qualification it received during 2010 which entitled it the preferential tax rate for three years starting from January 1, 2010.

Our effective income tax rates for the three months ended September 30, 2012 and 2011 were 18.90% and 18.10%, respectively. Effective income tax rates for the nine months ended September 30, 2012 and 2011 were 17.97% and 19.19%, respectively. The effective income tax rates for the three and nine months ended September 30, 2012 and 2011 differ from the PRC statutory income tax rate of 25% primarily due to the effect of Yongye Nongfeng’s preferential tax treatment which is partly offset by the effect of non-deductible expenses. The effective income tax rate for the nine months ended September 30, 2012 decreased as compared to the same period of 2011 was primarily due to a decrease in non-deductible management compensation expenses.

Our company’s PRC subsidiaries have cash balance of US$14.2 million as of September 30, 2012 which is planned to be permanently reinvested in the PRC. The distributions from our PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our plan to indefinitely reinvest our earnings in our PRC business, we have not provided for deferred tax liabilities on undistributed earnings of our PRC subsidiaries.

Net Income

Our net income attributable to Yongye International, Inc. was US$16.8 million (representing a net profit margin of 13.0%) for the three months ended September 30, 2012 as compared to US$39.1 million (representing a net profit margin of 27.8%) for the same period of 2011. The decrease in our net profit margin is primarily due to the decrease in sales combined with the increase in selling expenses.

Net income attributable to Yongye International, Inc. was US$74.3 million (representing a net profit margin of 20.0%) for the nine months ended September 30, 2012 as compared to US$87.0 million (representing a net profit margin of 25.2%) for the same period of 2011.

Liquidity and capital resources

Selected consolidated balance sheet data:

in US$, except for percentages	As of September 30, 2012	As of December 31, 2011	Variance	%	Note

Cash and restricted cash	18,079,589	81,194,880	(63,115,291)	(78)%
Accounts receivable, net of allowance for doubtful accounts	294,539,045	153,629,522	140,909,523	92%	1)
Inventories	110,778,185	86,117,000	24,661,185	29%	2)
Deposits to suppliers	26,729,093	2,664,360	24,064,733	903%	3)
Property, plant and equipment, net	26,567,836	21,929,444	4,638,392	21%
Prepayment for mining project	35,691,140	35,511,520	179,620	1%	4)
Total assets	587,212,827	458,764,878	128,447,949	28%
Long-term loans and payables and capital lease obligations - current portion	9,011,708	4,279,234	4,732,474	111%
Short term bank loan	25,290,445	28,308,563	(3,018,118)	(11)%
Accounts payable	26,678,383	13,098,183	13,580,200	104%
Income tax payable	15,091,225	3,161,538	11,929,687	377%
Accrued expenses	19,102,685	4,437,220	14,665,465	331%	5)
Other payables	4,066,737	3,159,070	907,667	29%
Total current liabilities	99,833,282	60,856,571	38,976,711	64%
Long-term loans and payables and capital lease obligations	13,216,062	7,464,683	5,751,379	77%
Other non-current liability	4,319,581	4,297,842	21,739	1%
Total equity attributable to Yongye International, Inc.	394,449,139	316,587,975	77,861,164	25%
Total equity	413,582,620	331,887,992	81,694,628	25%	6)

1)	The increase in accounts receivable of US$140.9 million was consistent with our strong sales occurred in the second and third quarter due to the seasonality of our business.

Past due balances are reviewed individually for collectability. During the nine months ended September 30, 2012, the entire accounts receivable as of December 31, 2011, including all the past due accounts as of December 31, 2011, were collected. We assessed the allowance for doubtful accounts and recorded a reversal of the allowance for doubtful accounts in the amount of US$6.3 million, which was included in general and administrative expenses. The reversal of the allowance for doubtful accounts primarily related to successful settlement of past due accounts receivable from certain distributors that we had previously assessed collection to be doubtful due to historical collection pattern, the size of the distributors’ businesses, and length of the relationship with them. Although we continue to deliver products to these distributors, revenues from sale of products to these distributors are not recognized until collectability is reasonably assured, which is generally evidenced by receipt of cash until sufficient timely collection experience can be demonstrated. We determine the adequacy of the allowance for doubtful accounts by considering the amount of historical losses adjusted to take into account current market conditions and customers’ financial condition, the amount of receivables in dispute and past due, the accounts receivables aging and customers’ repayment patterns.

Accounts receivable as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012		December 31, 2011

Accounts receivable	US$	303,521,518	US$	168,852,106
Less: allowance for doubtful accounts		(8,982,473)		(15,222,584)
Total	US$	294,539,045	US$	153,629,522

Of the US$303.5 million of our gross accounts receivable as of September 30, 2012, US$20.0 million of our accounts receivable were past our six-month credit term, representing 6.6% of total gross account receivable balance as of September 30, 2012 and 5.4% of our first nine months sales in 2012. We provided for allowance for doubtful accounts in the amount of US$9.0 million, taking into account current market conditions, customers’ financial condition, the accounts receivable ageing and the customers’ repayment patterns. For the gross accounts receivable balance as of September 30, 2012, our top three customers accounted for US$93.0 million or 30.6% and our top five customers accounted for US$151.7 million or 50.0% of the total amount of accounts receivable.

The ageing of gross accounts receivable as of September 30, 2012 and December 31, 2011 was:

Receivable Ageing	September 30, 2012%			December 31, 2011%

Current:
0-3 months	US$	125,901,547	41.5%	US$	39,960,713	23.7%
3-6 months		157,645,453	51.9%		117,318,791	69.5%
Subtotal		283,547,000	93.4%		157,279,504	93.2%

Past due:
Past due 0-30 days		19,974,518	6.6%		11,572,602	6.8%
Past due over 30 days		-	-		-	-
Subtotal		19,974,518	6.6%		11,572,602	6.8%

Total		303,521,518	100.0%		168,852,106	100.0%

All of the past due accounts receivable as of September 30, 2012 were subsequently collected in October 2012.

Days sales outstanding (“DSO”) is defined as average accounts receivable for the period divided by net sales for the period times the days of this period. DSO increased by 63 days from 111 days for the three months ended September 30, 2011 to 174 days for the same period of 2012, mainly due to the significant amount of accounts receivable as of September 30, 2012 and the year end of 2011.

2)	The increase in inventory of US$24.7 million was mainly due to the impact of delayed revenue recognition for certain distributors. As of September 30, 2012 and December 31, 2011, finished goods included US$38.2 million and US$6.3 million, respectively, of products that were sold and delivered to customers for which the related revenue was not recognized in accordance with our accounting policy on revenue recognition, and thus resulted in increased inventory and higher inventory turnover days during the three and nine months ended September 30, 2012.

Inventory turn-over days (“Inventory days”) is defined as average inventory for the period divided by cost of sales for the period times the days of this period. Inventory days increased by 120 days from 76 days for the three months ended September 30, 2011 to 196 days for the same period in 2012.

3)	We increased deposits to suppliers by US$24.1 million during the nine months ended September 30, 2012 in anticipation of production demand for the next quarter. The deposits were paid primarily to a supplier of chemical components to lock in price and secure availability.

4)	The cash consideration for the resource project is RMB 240 million or approximately US$35 million. According to preliminary third party analysis, the mineral resource of the project we acquired is at surface level and the “open pit” mining method is recommended. Also, our Wuchuan Facility was built near the mineral resource project to minimize future shipping expense.

5)	The increase in accrued expenses of US$14.7 million was mainly due to advertising and promotion activities, and research expenses for field tests that were conducted in the nine months ended September 30, 2012.

6)	Total equity increased by US$81.7 million from US$331.9 million as of December 31, 2011 to US$413.6 million as of September 30, 2012. The increase in our total equity was mainly due to an increase in retained earnings of US$72.5 million primarily for the net income attributable to Yongye International, Inc. during the period and an increase in additional paid in capital of US$3.6 million, as a result of the 1,166,333 restricted shares granted to management and independent directors.

Summary consolidated cash flow data:

in US$, except for percentages	For the Nine Months Ended September 30,
	2012	2011	Change
Net cash used in operating activities	(52,277,007)	(20,510,491)	(31,766,516)
Net cash used in investing activities	(2,778,431)	(6,354,287)	3,575,856
Net cash (used in)/provided by in financing activities	(8,337,305)	63,964,635	(72,301,940)
Effect of exchange rate change on cash	277,452	1,370,827	(1,093,375)
Net (decrease)/increase in cash	(63,115,291)	38,470,684	(101,585,975)
Cash at beginning of period	81,154,880	41,913,469	39,241,411
Cash end of period	18,039,589	80,384,153	(62,344,564)

The sources and uses of cash for the nine months ended September 30, 2012 are summarized below:

Cash used in operating activities was US$52.3 million and US$20.5 million for the nine months ended September 30, 2012 and 2011. The increase in cash used in operating activities in the nine months ended September 30, 2012 compared to the same period of 2011 was primarily due to the increase of US$26.1 million in working capital employed. That was mainly driven by increase of accounts receivable and inventory.

Net cash used in investing activities was US$2.8 million and US$6.4 million for the nine months ended September 30, 2012 and 2011, respectively.

Net cash used in financing activities was US$8.3 million for the nine months ended September 30, 2012, and cash provided by financing activities was US$64.0 million for the nine months ended September 30, 2011. The net cash used in financing activities in the nine months ended September 30, 2012 was mainly due to repayment of short-term bank loans.

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

On July 19, 2011 we and certain of our officers and directors were named in a derivative suit filed in the First Judicial District Court of the State of Nevada and for Carson City alleging, among other things, that such directors and officers breached their fiduciary duties to us, misrepresented our earnings, wasted corporate assets and unjustly enriched themselves at the expense of us. After we filed a motion to dismiss the complaint, the plaintiffs voluntarily dismissed the action without prejudice on September 6, 2012.  The Court signed the stipulation of dismissal and closed the case on September 7, 2012.

On or about October 18, 2012 and October 22, 2012, two shareholder class action complaints were filed against the Company and certain officers and directors thereof in connection with the October 15, 2012 proposal made by Mr. Zishen Wu, the Company's Chairman of the Board and Chief Executive Officer, Full Alliance International Limited, MSPEA Agriculture Holding Limited, and Abax Global Capital (Hong Kong) Limited, on behalf of funds managed and/or advised by it and its nominee entities and its and their affiliates (collectively, “Abax”, and together with Mr. Wu, Full Alliance and MSPEA, the “Buyer Parties”) to acquire all of the Company’s outstanding shares of common stock not currently owned by the Buyer Parties in a going private transaction for $6.60 per share in cash, subject to certain conditions (the “Wu Proposal”). The two complaints are captioned, respectively, DOHERTY v. YONGYE INTERNATIONAL, INC., ZISHEN WU, NAN XU, XIAOCHUAN GUO, HOMER SUN, SEAN SHAO, XINDAN LI, AND RIJUN ZHANG, A-12-670343-C and KIRBY v. ZISHEN WU, NAN XU, HOMER SUN, XIAOCHUAN GUO, SEAN SHAO, XINDAN LI, RIJUN ZHANG, FULL ALLIANCE INTERNATIONAL LIMITED, MSPEA AGRICULTURE HOLDINGS LIMITED, ABAX GLOBAL CAPITAL (HONG KONG) LIMITED, and YONGYE INTERNATIONAL INC., A-12-670468-C.  Both complaints were filed in Nevada state court, Clark County District.  In both complaints, the plaintiffs challenge the Wu Proposal and allege, among other things, that the consideration to be paid in such proposal is inadequate, as is the process by which the proposal is being evaluated.  The complaints seek, among other relief, to enjoin defendants from consummating the Wu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of our shareholders.  Both complaints were served on the Company on or about October 25, 2012.  We have reviewed the allegations contained in the complaints and believe they are without merit. We intend to defend the litigations vigorously. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result.

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

We derive our revenues from the sale of products through our distributors or and are subject to counterparty risks such as our distributors’ inability to pay. We offer various payment terms to our distributors. The credit period we grant and our credit policies are generally in line with market practice. Under our payment terms, we typically allow our distributors to pay the total purchase price within six months after the receipt of our products. Our peak selling seasons are normally the second quarter and the third quarter, accounting for 70%-80% of our full year sales. Payments for most of our sales made during peak seasons are generally collected in the fourth quarter and the first quarter of the following year. As of September 30, 2012 and December 31, 2011, our accounts receivable amounted to US$294.5 million and US$153.6 million, respectively.

Past due balances are reviewed individually for collectability. During the nine months ended September 30, 2012, the entire accounts receivable as of December 31, 2011, including all the past due accounts were collected. Accordingly, we reassessed the allowance for doubtful accounts and recorded a reversal of the allowance for doubtful accounts in the amount of US$6.3 million, which was included in general and administrative expenses. The reversal of the allowance for doubtful accounts primarily related to successful settlement of past due accounts receivable from certain distributors that we had assessed collection to be doubtful due to historical collection pattern, the size of the distributors’ businesses, and length of the relationship with the distributors. Although we continue to deliver products to these distributors, revenues from sale of products to these distributors are not recognized until collectability is reasonably assured, and this is generally evidenced by receipt of cash until sufficient period of historical collection experience can be demonstrated. We determine the adequacy of the allowance for doubtful accounts by considering the amount of historical losses adjusted to take into account current market conditions and the distributors’ financial condition, the amount of receivables in dispute and past due, the accounts receivables aging and distributors’ repayment patterns. Of the US$303.5 million of our gross accounts receivable as of September 30, 2012, US$20.0 million of our accounts receivable were past our six-month credit term, representing 6.6% of total gross account receivable balance as of September 30, 2012 and 5.4% of our first nine months sales in 2012. We provided for allowance for doubtful accounts in the amount of US$9.0 million, taking into account current market conditions, customers’ financial condition, the accounts receivable ageing and the customers’ repayment patterns.

Since the payment ability of our distributors directly affects our revenue recognition, the deteriorating payment ability of our distributors will result in delays to revenue recognition until collectability can be reasonably assured, which is generally upon cash receipt and, thus, will have a material and adverse effect on our financial condition and results of operations.

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

In 2010, we entered into an agreement with Wuchuan Shuntong to acquire the permit for the rights to explore, develop and produce mineral resources in a certain area of Wuchuan County. The cash consideration of the permit was approximately RMB240 million or US$35 million. The permit allows us to complete all necessary administrative procedures and obtain government approvals to acquire the permit for the rights to explore, develop and produce humic acid bearing resources (“Mineral Rights”). We believe that the Mineral Rights will allow us to secure a long term supply of humic acid, which is a major raw material used in the manufacture of our products. In August 2011, Yongye Fumin, our wholly-owned subsidiary, obtained a Mineral Resource Exploration Permit for this project site in Wuchuan County, Inner Mongolia, which was issued by the Inner Mongolia Ministry of Land and Resources. Such approval granted us exclusive exploration rights for this project site for an initial period of three years beginning August 2, 2011.  We are in the process of applying  for the governmental approval for the Mineral Rights to develop and produce the mineral resources and are preparing for the relevant reports, including but not limited to a Geological Report and Geological Exploration Report. During the nine months ended September 30, 2012, we engaged a third party mineral exploration institute to assist us in obtaining the Geological Exploration Report, and we expect to obtain the Geological Exploration Report in 2013. However, we cannot assure you that we can obtain the Mineral Rights to develop and produce the mineral resources in a timely manner, if at all. Furthermore, the nature and amount of the mineral resources in the Wuchuan project may not be the same as analyzed in the third-party preliminary reports obtained by us in 2009, and our supply of humic acid will be dependent upon market availability. If we are unable to obtain adequate quantities of raw materials at economically viable prices which meet our specifications, our financial condition and results of operation could be adversely affected.

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

Risks Related to our Securities

There can be no assurance that any agreement will be executed with respect to the Wu Proposal made by Mr Wu, Full Alliance, MSPEA, Abax and certain of their affiliates, or that this or any other transaction will be approved or consummated. The absence of a proposal to acquire our common stock would likely have an effect on the market price of our common stock.

On October 15, 2012, the Company received and announced a “going private” proposal (the “Wu Proposal”) from (i) Mr. Zishen Wu, the Company’s Chairman and Chief Executive Officer, (ii) Full Alliance International Limited, (iii) MSPEA Agriculture Holding Limited, and (iv) Abax Global Capital (Hong Kong) Limited, on behalf of funds managed and/or advised by it and its nominee entities and its and their affiliates (collectively, “Abax”, together with Mr. Wu, Full Alliance and MSPEA, the “Buyer Parties”). According to the proposal letter, an acquisition vehicle will be formed for the purpose of completing the acquisition of all of the Company’s issued and outstanding common stock not currently owned by the Buyer Parties, at a purchase price of $6.60 per share of common stock in cash, subject to certain conditions. The purchase price is intended to be financed through a combination of debt to be primarily provided by third party financial institutions and equity capital to be provided by the Buyer Parties or their affiliates in the form of cash and/or rollover equity in the Company. The proposal letter states that the Buyer Parties have been in discussions with a Chinese bank which is experienced in financing going private transactions and has expressed interest in providing loans to finance the acquisition.

The Company’s Board of Directors has formed a special committee of independent directors to evaluate and consider certain potential transactions involving the Company, including the Wu Proposal. Since being formed, the Special Committee has engaged legal and financial advisors. The Special Committee’s process is ongoing and the Special Committee intends to continue with its work, including evaluating the Wu Proposal as well as other proposals which the Company may receive, for as long as the Special Committee, in consultation with its advisors, deems necessary. No decisions have been made by the Special Committee with respect to the Company's response to the Wu Proposal. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that this or any other transaction will be approved or consummated.

The public announcement of the proposal affected the Company’s stock price. There can be no assurance that any definitive agreement will be executed with respect to the Wu Proposal or that this or any other transaction will be approved or consummated. The absence of a proposal to acquire our common stock, or changes in the proposal, as well as the commencement of the litigation regarding the Wu Proposal in Part II, Item 1, “Legal Proceedings” herein, would likely have an effect on the market price of our common stock.

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

Following the publishing of certain reports on the Seeking Alpha website, analyst reports and other web-based articles, we and certain of our officers and directors were named in a number of class action lawsuits alleging, among other things, that we and such officers and directors issued false and misleading information to investors about our financial and business condition. On March 5, 2012, the plaintiffs voluntarily dismissed this action with prejudice as to themselves as named plaintiffs. We and certain of our officers and directors were also named in a derivative lawsuit alleging that such officers and directors breached their fiduciary duties, wasted corporate assets and were unjustly enriched at expenses of our Company. On September 6, 2012, the plaintiffs voluntarily dismissed this action without prejudice.

On or about October 18, 2012 and October 22, 2012, respectively, two shareholder class action complaints were filed against the Company and certain officers and directors thereof in connection with the “going private” Wu Proposal. The two complaints are captioned, respectively, DOHERTY v. YONGYE INTERNATIONAL, INC., ZISHEN WU, NAN XU, XIAOCHUAN GUO, HOMER SUN, SEAN SHAO, XINDAN LI, AND RIJUN ZHANG, A-12-670343-C and KIRBY v. ZISHEN WU, NAN XU, HOMER SUN, XIAOCIRJANXIAOCHUAN GUO, SEAN SHAO, XINDAN LI, RIJUN ZHANG, FULL ALLIANCE INTERNATIONAL LIMITED, MSPEA AGRICULTURE HOLDINGS LIMITED, ABAX GLOBAL CAPITAL (HONG KONG) LIMITED, and YONGYE INTERNATIONAL INC., A-12-670468-C. Both complaints were filed in Nevada state court, Clark County District. In both complaints, the plaintiffs challenge the Wu Proposal and allege, among other things, that the consideration to be paid in such proposal is inadequate, as is the process by which the proposal is being evaluated. The complaints seek, among other relief, to enjoin defendants from consummating the Wu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of our shareholders. Both complaints were served on the Company on or about October 25, 2012. While we believe the claims contained in these lawsuits to be without merit and intend to defend these cases vigorously, these efforts will be both expensive and time consuming and ultimately, due to the nature of the litigation, there can be no assurance that these efforts will be successful. In addition, our bylaws, our amended articles of incorporation and an agreement we entered into in favor of MSPEA’s director in connection with the May 2011 financing require us to indemnify our directors for breaches of fiduciary duties, subject to certain limited exceptions. According to such documents, we are obligated to pay for certain costs and expenses of our directors and may be liable for substantial damages, costs and expenses if the plaintiffs prevail. Such litigation could also divert the attention of our management and our resources in general from day-to-day operations.

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

Yongye International, Inc.
	By:	/s/ Zishen Wu
Name: Zishen Wu
November 9, 2012		Title: Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

