Form 10-K
period 2012-12-31
Yongye International, Inc.
filed 2013-04-01
CIK 1398551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☐     No ☒

The aggregate market value of the 39,573,497 shares of common equity stock held by non-affiliates of the Registrant was approximately US$122,282,106 on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on the most recent date on which a trade in such stock took place prior thereto.

There were a total of 50,604,026 shares of the registrant’s Common Stock, par value US$0.001 per share, outstanding as of March 9, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Part I

ITEM 1. Business

Business Overview

We are a leading crop nutrient company in China in term of total sales in 2012. We are primarily engaged in the research, development, manufacturing and sales of fulvic acid based crop and animal nutrient products for the agriculture and stock farming industry. We are headquartered in Beijing with production facilities in Hohhot, Inner Mongolia Autonomous Region of China (“Inner Mongolia”). Our products are sold nationwide in 30 provinces, autonomous regions and centrally-administered municipalities across China.

Currently, our principal product is our liquid crop nutrient products, from which we derived substantially all of our sales for the year ended December 31, 2012. We also produce powder animal nutrient product, which is mainly used for dairy cows. In the first quarter of 2012, we launched two new crop nutrient products, a crop seed nutrient product and a crop root nutrient product. The crop seed nutrient product helps crop seeds sprout and improves the growth of roots, and the crop root nutrient product improves crop roots’ ability to absorb water and fertilizers and enhance crop resistance against drought, freezing, diseases, and stalk leaning. We believe, by using our regular crop nutrient together with our new products at different stages of crop growth, the combined effectiveness of our products will further enhance crop yield. We market our regular crop and animal products under the trade name “Shengmingsu” (“生命素” in Chinese means “Life Essential”). Our new products for crop seeds and roots are named “Zhongbaosheng” and “Qianggenbao” respectively. We produce our liquid crop nutrient products, including the newly launched crop seed product and crop root product, based on our proprietary formulae utilizing fulvic acid as the primary compound base and combining with various micro nutrients such as zinc and boron, macro nutrients like nitrogen, phosphorous and potassium (“NPK”) and other nutrients that are essential for the crop health. Our crop nutrient’s core fulvic acid compound improves crop yield by enhancing the absorption of fertilizers and micro nutrients. In addition, the micro nutrients and NPK included in our crop nutrient formula serve as supplements during key growth stages of crops. We believe that our crop nutrient products are particularly well-suited for use in China, which generally has highly degraded farming soil as a result of over-farming, decades of over-use of chemical fertilizers and less advanced farming practices compared with more developed nations. Our regular crop nutrient product is most commonly applied by directly spraying onto leaves of crops after dilution with water, and is typically used at certain critical growth stages of crops in addition to normal fertilizer application. Our crop seed nutrient product is used by soaking the seeds in our product after water dilution. Soaking time and proportions of water to product vary among different crops and users should follow our product specifications. At the time that a seeding crop is transplanted, our crop root nutrient is used by applying the product onto the crop roots after water dilution and blending with soil. After the transplant, the water-diluted crop root product is used to irrigate the crops at the roots. Soaking time and water-product proportions during and after transplanting varies and users should follow our product specifications.

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

The market for our crop nutrient product is large and has attractive long-term growth prospects. China has 1.8 billion mu (each mu is equivalent to approximately 667 square meters) of arable land in total. Typically, each mu of arable land requires at least 300 ml of our liquid crop nutrient product for one growing season. For the year of 2012, our crop nutrient product is estimated to have been used in approximately 5% of the arable land in China, assuming there is one and half growing season per annum on average for all the arable land across China.

Increasing Wealth is Expected to Increase Spending on Agricultural Products

As the economy grows and individual purchasing power expands in China, demand for more food products with higher quality is expected to increase. In China, huge reductions in poverty raised national average food consumption substantially, according to World Agriculture: towards 2015/2030, summary report by FAO of 2002. According to the Asian Development Bank, over 50% of China’s population is comprised of low income rural farmers. The government has pledged to narrow income gaps between urban and rural residents to tackle disparities in wealth levels. With significant 10.3% economic growth in 2010, rural incomes increased the most in over a quarter century with per capita net income for rural residents increased by 10.9% in real terms. In 2011, figures released from the National Bureau of Statistics of China show that China’s rural residents outpaced urban dwellers in per capita income growth for the first time since 1997.

Government Support for the Agricultural Industry

The agriculture industry in China enjoys favorable government policies. In past five years, the government spent an aggregate of RMB4.47 trillion (US$709 billion) on agriculture, rural areas and farmers, at an average annual increase rate of 23.5%. In 2013, the government plans to spend RMB1.38 trillion (US$219 billion) on agriculture, rural areas and farmers, 11.4% higher than the amount in 2012. According to the 12th Five-Year National Economic and Social Plan (2011-2015) of China, the Chinese government will continue to support the agriculture industry. Increasing agricultural production capacity and developing high-yield, high-quality and high-efficiency agriculture are the focus of the Chinese government. Given our product’s ability to improve fertilizer utilization, increase crop yield, improve product quality, and enhance drought-resistance, we expect that we will further benefit from the Chinese government’s agricultural policy.

In addition, agriculture continues to be a heavily invested sector in China. Brand name investors continue to invest into China’s agriculture industry because they have confidence in China’s long term outlook. The market volume for agricultural products is large, both for domestic sales and exports. This is driven by the growing domestic demand for higher quality food products and increased international reliance on food products from China. According to a statement given by Vice President Xi Jinping in February 2012, China accounts for approximately one-fifth of the world’s population with less than 9 percent of its arable land. China's central bank said that it granted more loans in 2012 to financial institutions in rural areas in order to support agriculture on March 4, 2013. The No.1 central document of 2013, outlining the PRC government’s plans for the year, stated that work should be done to accelerate the development of modern agricultural industry and strengthen both material and technical support for agricultural development.

China Fertilizer Industry

Food safety is a top concern for Chinese shoppers, especially regarding such produce as vegetables, meat, seafood, grain, cooking oils and dairy goods, according to a report from IPSOS, an international research company. The rise of green food industry in China is also increasing the demand for environmental friendly fertilizers. According to the China Green Food Development Center, a governmental agency, China’s domestic sales of green food increased at a compound annual growth rate of 20.1% from RMB50 billion in 2001 to RMB313 billion in 2011, and China’s exports of green food increased at a compound annual growth rate of 19.1%, from US$400 million in 2001 to US$2.3 billion in 2011. In March 2011, our crop nutrient product obtained the certificate of production material for green food which was issued by the China Green Food Development Center. We believe China’s domestic market for green food will continue to expand as individual purchasing power grows in China and our business will benefit from this growth.

China’s Dairy Market

The growth of China’s economy has led to growth in consumer demand for dairy products and China’s government has attached great importance to the development of this industry, particularly after a food safety incident in China involving milk adulterated with melamine was widely reported in the international media during 2008 and 2010. In recent decades, China’s dairy market has matured rapidly. It was recorded by People’s Daily Online on January 31, 2013 that the number of dairy cattle in China was over 14 million as of 2012. However, China’s annual per capita dairy consumption is significantly lower than developed countries. According to Jicheng Gu, Vice Chairman of Dairy Association of China, China’s annual per capita dairy consumption is 28.8 kilograms, which accounts for 40% of the average consumption of Asian countries (67.3 kilograms), but only 25% of the average consumption globally (105.1 kilograms).

Notwithstanding current consumption rates, the dairy market in China has great potential. According to China’s 12th Five-Year National Economic and Social Plan (2011-2015) of China, it is anticipated that the output of dairy raw material will be 50 million tons, and the output of dairy products will be 27 million tons by 2015. The Chinese government has increased efforts to regulate the industry and the industry has significantly increased barriers to entry.

Competitive Advantages

We believe that our competitive advantages include the following:

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

As of December 31, 2012, we sold our products primarily through 25 provincial-level distributors. There are 810 county-level distributors and 35,058 independently owned Branded Retailers across almost all provinces of China.

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

Compelling value proposition of return on investment for farmers. Our patented crop product and animal product formulae are the results of large scale experimentation. Our internal experimentation on our products demonstrates increased production yields, shorter harvest times, extended life cycles, and enhanced crop taste, nutrition and appearance. As mentioned earlier, the IMARSTB concluded that our product can increase overall yields of staple crops, such as wheat and rice, and vegetables by 10 - 20% and 15 - 30%, respectively, while improving product quality.

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

Growth Strategies

Our strategic growth plan for 2013 consists of the following key elements.

Geographic expansion and higher penetration of our distribution and Branded Retailer network. We believe that there is significant market potential for our products across China and we plan to continue to enhance our coverage and penetration of the Chinese market in order to increase our market share and commercial opportunities. We believe this will further expand our immediate and long term revenue base. We believe that we can benefit from the growing market demand resulting from the increased need to boost agricultural productivity. In addition to driving further penetration in our existing markets, we plan to expand our distribution network in new geographic markets. We will also work to ensure continued successful replication of our Branded Retailer model in new markets by continuing to provide our distributors with value-added technical product and sales leadership training, and our integrated marketing campaigns support.

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

In connection with a September 2008 private placement of our common stock, we agreed with the investors participating in the transaction to complete the remaining steps necessary for acquiring the assets that form the basis of our operations from Inner Mongolia Yongye. We completed these remaining steps, which we refer to as the “Restructuring” in the Annual Report on Form 10-K, in October 2009. Prior to the Restructuring, Inner Mongolia Yongye owned and operated the principle assets of our business and had been in the business of researching, producing and selling its own fulvic acid based crop and animal products since 2003. Until Yongye Nongfeng obtained the required license to produce our products in May 2009, Inner Mongolia Yongye manufactured such products exclusively for us.

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

All of our operations are conducted through Yongye Nongfeng, and its 100% owned subsidiary Yongye Fumin. Pursuant to the terms of the CJV Agreement, we are entitled to 95% of the profits of Yongye Nongfeng and Inner Mongolia Yongye is entitled to 5%.  Zishen Wu, our chairman, president and chief executive officer, owns 95.0% of the outstanding equity interests of Inner Mongolia Yongye and, therefore, is entitled to a portion of the profits of Yongye Nongfeng that are attributed to Inner Mongolia Yongye. In addition, Mr. Wu and Inner Mongolia Yongye are parties to an employment agreement, pursuant to which Mr. Wu is employed as chairman and chief executive officer of Inner Mongolia Yongye.

The following chart reflects our current organizational structure as of the date hereof. The ownership percentages of Yongye Nongfeng are approximations.

*	Pursuant to the terms of the CJV Agreement, as amended, we are entitled to 95% of the profits distribution of Yongye Nongfeng and Inner Mongolia Yongye is entitled to 5%. In preparing the consolidated financial statements, Inner Mongolia Yongye was noncontrolling interest holder as of December 31, 2010, 2011 and 2012.

On July 20, 2010, Yongye Nongfeng set up a wholly-owned subsidiary, Inner Mongolia Yongye Fumin Biotechnology Co., Ltd. (“Yongye Fumin”), with the paid in capital of US$14,731,880 (equivalent to RMB100 million). Yongye Fumin is engaged in the manufacturing and sales of fulvic acid based liquid and powder nutrient compounds. Yongye Fumin expands our production capacity for fulvic acid based liquid and powder nutrient compounds. Yongye Fumin became fully operational since the first quarter of 2011.

Recent Developments

On October 15, 2012, the Board of Directors received a preliminary, non-binding proposal letter from (i) Mr. Zishen Wu (“Mr. Wu”), the Company’s Chairman and Chief Executive Officer, (ii) Full Alliance International Limited (“Full Alliance”), (iii) MSPEA Agriculture Holding Limited (“MSPEA”), and (iv) Abax Global Capital (Hong Kong) Limited, on behalf of funds managed and/or advised by it and its nominee entities and its and their affiliates (collectively, “Abax,” together with Mr. Wu, Full Alliance and MSPEA, the “Buyer Parties”), to acquire all of the outstanding shares of common stock of the Company not currently owned by the Buyer Parties in a going private transaction for $6.60 per share of common stock in cash, subject to certain conditions (the “Proposed Transaction”).

A special committee (the “Special Committee”) of the Board of the Directors, consisting of Mr. Sean Shao, Mr. Xiaochuan Guo and Mr. Xindan Li, was formed to consider certain potential transactions involving the Company (including the Proposed Transaction).

The Special Committee has been in discussions with the Buyer Parties regarding the Proposed Transaction and such discussions are continuing.

On April 1, the Buyer Parties confirmed to the Special Committee that they remain interested in pursuing the Proposed Transaction set forth in their proposal. On the same day, the Special Committee was provided an amended and restated financing commitment letter issued by Abax to Full Alliance, pursuant to which Abax has extended the expiration of its $35 million conditional mezzanine financing commitment to the earliest of (i) April 15, 2013, if the common stock of the Company has not resumed trading on NASDAQ by 4 p.m. (New York City time) on such date, (ii) April 30, 2013, (iii) the date of definitive documentation for which such financing becomes effective and (iv) the date the acquisition agreement for the Proposed Transaction becomes effective. Additionally, Abax’ s commitment is subject to a number of conditions, including among others, Abax’s completion of its review of and satisfaction in all respect with, the audited financial statements of the Company for the fiscal year ended December 31, 2012.

The Special Committee is still considering and evaluating the proposal by the Buyer Parties, but it has not made any decision regarding the Proposed Transaction and there can be no assurance that any definitive agreement will be executed or that any transaction will be approved or consummated.

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

New Products

In the first quarter of 2012, we launched two new crop nutrient products, a crop seed nutrient product and a crop root nutrient product. The crop seed nutrient product helps crop seeds sprout and improves the growth of roots, and the crop root nutrient product improves crop roots’ ability to absorb water and fertilizers and enhance crop resistance against drought, freezing, diseases, and stalk leaning. Our new products for crop seeds and roots are named “Zhongbaosheng” and “Qianggenbao” respectively. We are also examining market opportunities for introducing other fulvic-acid based fertilizer products and diversified crop nutrient products targeted at corn, peppers, wheat, rice, cucumbers, tomatoes, cotton, potatoes, sunflowers, grapes, tropical fruits and flowers.

We are evaluating the prospects for introducing animal products designed for pigs, chickens and sheep.

Production

Raw Materials

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

Packaging and Shipment

Our liquid crop product is primarily packaged in 100 milliliter bottles and 10 liter containers. Our powder animal product is mainly packaged in bags, with each bag containing twenty 300 gram packets. Each type of packaging material, along with packaging labels, are purchased from two to three separate manufacturers as these packaging materials are readily available in the market.

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

In the third quarter of 2012, our Wuchuan Facility increased its manufacturing capacity. After the capacity expansion, we now have a total of 70,000 tons of combined annual design production capacity at our Wuchuan and Jinshan Facilities. The major production processes for our crop and animal nutrient products are identical, and therefore production capacities for the two lines of products to a large extent are inter-changeable.

Because of the proprietary nature of our products and manufacturing processes, we customized the core production components of our manufacturing facilities to enable capacity flexibility.  Our design capacity is calculated by us based on key assumptions, including 300 days of operation in a year and normal manufacturing conditions.  Under actual manufacturing conditions and based on the seasonality in our business, our production facilities have the flexibility to adjust actual production to levels higher than our stated theoretical design capacities.  For instance, during the past several years, our production output during the peak second and third quarters have consistently exceeded the design capacity.

For the year ended December 31, 2012, our actual production output for liquid crop nutrient product was 42,010 tons and the actual output for powder animal nutrient was 902 tons.  We may continue to expand our production capacity as required to respond to increasing demand for our products in the future.

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

Distribution & Sales Network

We employ a multi-tiered distribution model whereby we primarily sell our products to provincial-level distributors who in turn sell to our end-customers either directly or indirectly through county-level distributors and independently owned Yongye branded stores (village-level distributors) (“Branded Retailers”). We currently have 25 provincial-level distributors, most of which cover a single province, with the remaining distributors covering either multiple provinces or a portion of one province (in the case of Hebei, Inner Mongolia and Xinjiang). We select our provincial-level distributors based on criteria including experience, reputation, network coverage and financial strength, and we usually enter into multi-year distribution contracts with them. All of our contracts with provincial-level distributors include mutual exclusivity provisions whereby the provincial-level distributors are not allowed to distribute competing products, and we grant the distributor exclusive sales rights in the designated territory. We are careful to ensure that the sales territories of our provincial-level distributors do not overlap.

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

As of December 31, 2012, our products were sold in 30 provinces, autonomous regions and centrally-administered municipalities across China. We sell our products to 25 provincial-level distributors, who then sell our products to 810 county-level distributors and 35,058 Branded Retailers. Our multi-tiered distribution model allows us to penetrate the vast and highly fragmented rural area of China by utilizing our internal sales team to manage and leverage thousands of sales personnel at our provincial-level distributors, county-level distributors and Branded Retailers. Our internal sales team actively manages our multi-tier distribution network by participating in major distributor sales activities and providing training presentations and seminars.

 Below is a table setting forth the expansion of our Branded Retailer network.

Branded Retailer by Region	Year End 2012	Year End 2011	Year End 2010

Hebei/Beijing/Tianjin	4,578	3,935	3,532
Inner Mongolia	1,136	765	501
Shandong	3,434	3,358	3,198
Guangdong/Hainan	1,306	941	641
Henan	2,889	2,456	1,920
Heilongjiang/Jilin/Liaoning	2,533	2,180	1,231
Xinjiang	2,437	2,097	1,395
Hubei/Hunan	3,240	2,978	3,040
Gansu/Qinghai	865	920	887
Jiangsu	2,447	1,936	1,186
Shanxi	1,745	1,310	1,106
Anhui	1,494	1,420	1,222
Shaanxi	1,691	1,491	1,443
Sichuan/Chongqing	1,105	1,044	691
Jiangxi/Fujian	1,346	1,006	666
Yunnan/Guizhou	1,418	1,076	620
Zhejiang	510	252	138
Guangxi	508	472	184
Ningxia	368	441	427
Shanghai	8	8	8
Total	35,058	30,086	24,036

Customers

Since our inception, we have worked to build and maintain our sales and distribution networks. We have established good relationships with capable agricultural products distributors.

We usually sign three year contracts with distributors that we identify and choose based upon their overall business strength, credit worthiness and proven ability to develop their local markets.

Competition

While we compete with both nationwide and local manufacturers of humic or fulvic acid crop nutrients, we believe that we are a clear market leader. The Chinese agriculture industry and the retail market for agricultural goods are highly fragmented. As of the end of January 2013, there were more than 4,000 fertilizer products registered in the PRC Ministry of Agriculture’s registry. We mainly compete directly with producers of humic or fulvic acid based products, of which there were around 1,000 registered as of the end of January 2013.

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

We are currently researching and market testing various customized products for crop and animals and our research and development expenses mainly consisted of field test expenses for new products, tests on different crops and tests in newly developed markets. We have already officially introduced two new products to the market in the first quarter of 2012. One new product is to help crop seeds to sprout and grow, and the other is to improve crop roots’ ability to absorb water and fertilizers and to enhance crop resistance against drought, freezing, diseases, and stalk leaning. We are also examining market opportunities for introducing crop products specifically targeted at corn, peppers, wheat, rice, cucumbers, tomatoes, cotton, potatoes, sunflowers, grapes, tropical fruits and flowers, though no assurance can be given that we will ultimately bring to market the products that we are currently researching or market testing. As to animal products, we are market testing the products used for pig, chickens and sheep.

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

We have obtained a registered trademark for “Yongye” from the Trademark Bureau of the State Administration of Industry and Commerce of the PRC (“CTMO”), which is valid until October 2017. We have obtained CTMO approval for the trademark “Shengmingsu”, which is valid until April 2020.

In addition to trademark and patent protection law in China, we rely on contractual confidentiality and non-competition provisions to protect our intellectual property rights and brand. We also take further steps to limit the number of people involved in the production process and refer to each ingredient by number rather than name when collecting and preparing them for mixture.

Employees

The table below presents the number of our employees as of the end of the periods indicated.

Category	2012	2011	2010

Administration	91	86	74
Manufacturing	325	302	189
Research & Development	38	43	35
Sales & Supporting	117	140	114
Total	571	571	412

The number of administration staff from 2011 to 2012 increased by 5 due to our business expansion. The number of manufacturing staff from 2011 to 2012 increased by 23 due to the increased manufacturing capacity in our Wuchuan Facility. The number of sales & supporting staff from 2011 to 2012 decreased by 23 as we kept less temporary sales staff during the non-peak season at year end 2012 .

The number of manufacturing staff from 2010 to 2011 increased by 113, primarily due to the fact that we hired more manufacturing staff for Yongye Fumin, our new operating entity, which became fully operational in 2011. Since we expect further business growth in the future, the number of our employees may increase accordingly.

Governmental Regulation

Our products and services are subject to regulation by central and provincial governmental agencies in the PRC, which require us to obtain licenses and certifications. We are required to renew, pass an examination or make a filing in connection with these licenses and certifications on a regular basis.

Business License

Yongye Nongfeng’s business license enables it to research, develop, process, manufacture, market and sell fulvic acid based crop and animal nutrient products. The business license is valid until January 4, 2018 and is subject to annual examination. In September 2011, Yongye Nongfeng increased its registered capital to US$123,200,000. Yongye Fumin’s business license enables it to research, develop, process, manufacture, market and sell fulvic acid based crop and animal nutrient products, and soil conditioner. The business license is valid till July 19, 2020 and is subject to annual examination.

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

Additive Pre-mixed Feed Certificate

With respect to manufacturing of our animal nutrient products in the PRC, Yongye Nongfeng is required to obtain an Additive Pre-mixed Feed Certificate. Yongye Nongfeng was granted this certificate in April 2010 by the Ministry of Agriculture, which is valid for a period of five years.

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

On or about October 18, 2012 and October 22, 2012, five shareholder class action complaints were filed against the Company and certain officers and directors thereof in connection with the October 15, 2012 proposal made by Mr. Zishen Wu, the Company's Chairman of the Board and Chief Executive Officer, Full Alliance International Limited, MSPEA Agriculture Holding Limited, and Abax Global Capital (Hong Kong) Limited, on behalf of funds managed and/or advised by it and its nominee entities and its and their affiliates (collectively, “Abax”, and together with Mr. Wu, Full Alliance and MSPEA, the “Buyer Parties”) to acquire all of the Company’s outstanding shares of common stock not currently owned by the Buyer Parties in a going private transaction for $6.60 per share in cash, subject to certain conditions (the “Wu Proposal”). The five complaints are captioned, respectively, DOHERTY v. YONGYE INTERNATIONAL, INC., ZISHEN WU, NAN XU, XIAOCHUAN GUO, HOMER SUN, SEAN SHAO, XINDAN LI, AND RIJUN ZHANG, A-12-670343-C; KIRBY v. ZISHEN WU, NAN XU, HOMER SUN, XIAOCHUAN GUO, SEAN SHAO, XINDAN LI, RIJUN ZHANG, FULL ALLIANCE INTERNATIONAL LIMITED, MSPEA AGRICULTURE HOLDINGS LIMITED, ABAX GLOBAL CAPITAL (HONG KONG) LIMITED, and YONGYE INTERNATIONAL INC., A-12-670468-C;  Dominic Calisti v. Zishen Wu, et. Al., Case No. A-12-670758-B, Dept. No. XI; Dong Seng Kong, et al. v. Zishen Wu, et. Al., Case No. A-12-670874-B, Dept. No. XI; and William A. Harris, Jr. v. Yongye International, Inc., et. Al., Case No. A-12-670817-B, Dept. No. XIII. All of the complaints were filed in Nevada state court, Clark County District, and all of the complaints challenge the Wu Proposal and allege, among other things, that the consideration to be paid in such proposal is inadequate, as is the process by which the proposal is being evaluated.  The complaints seek, among other relief, to enjoin defendants from consummating the Wu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of our shareholders.  The complaints have been served on the Company. On or about March 5, 2013, the plaintiff in the Doherty case filed a notice of voluntary dismissal, leaving the four other cases remaining. A proposed Stipulation and Order consolidating the related actions was submitted to the Court on March 20, 2013, pursuant to which the actions are consolidated for all purposes under the caption In re Yongye International, Inc. Shareholders’ Litigation, Case No. A-12-670468-B.  We have reviewed the allegations contained in the complaints and believe they are without merit. We intend to defend the litigations vigorously. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result.

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

Executive Office

Our principal executive office is located on the 6th Floor, Suite 608, at Xue Yuan International Tower, No. 1 Zhichun Road, Haidian District, Beijing, PRC. Our telephone number at that address is 86-10-8232-8866. Our corporate website is www.yongyeintl .com.

Executive Officers of Our Company

Because the Proxy Statement for our Annual Meeting of Shareholders will not contain information with respect to all executive officers of Yongye, set forth below is the information with respect to our executive officers:

Name	Age	Position
Zishen Wu	44	Chief Executive Officer, President and Chairman
Sam (Yue) Yu	37	Chief Financial Officer
Nan Xu	36	Chief Operating Officer

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

ITEM 1A. Risk Factors

Investing in our securities involves risk. Before making an investment decision, you should carefully consider the following risk factors as well as the risks described in this Annual Report on Form 10-K, or any updates to our risk factors in our Quarterly Reports on Form 10- Q, together with all of the other information appearing in or incorporated by reference into this Annual Report, in light of your particular investment objectives and financial circumstances. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The trading price of our securities could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related to Our Business

We rely on a single product for a substantial portion of our sales and any changes in the market for this product could have a material adverse effect on our business, financial condition and results of operations.

In 2012, 2011 and 2010, sales of our liquid crop nutrient product represented 99%, 99% and 97% of our total sales, respectively. If there is any disruption in the demand for our liquid crop nutrient product, whether as a result of alternative nutrient or fertilizer products being developed, the entry of significant competitors to the marketplace or otherwise, our business, financial condition and results of operations could be materially and adversely affected.

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

We derive our revenues from the sale of products through our distributors and are subject to counterparty risks such as our distributors’ inability to pay. We provide credit terms of six months to all of our approved distributors. The credit period we grant and our credit policies are generally in line with market practice. Under our payment terms, we typically allow our distributors to pay the total purchase price within six months after the receipt of our products. Our peak selling seasons are normally the second quarter and the third quarter, accounting for 70%-80% of our full year sales. Payments for most of our sales made during peak seasons are generally collected in the fourth quarter and the first quarter of the following year. As of December 31, 2012 and 2011, our accounts receivable amounted to US$293.6 million and US$153.6 million, respectively

Past due balances are reviewed individually for collectability. We assesed the allowance for doubtful accounts and recorded a reversal of the allowance for doubtful accounts in the amount of US$6.3 million in 2012, which was included in general and administrative expenses. The reversal of the allowance for doubtful accounts primarily related to successful settlement of past due accounts receivable from certain distributors for which we had previously assessed collection to be doubtful. We determine the adequacy of the allowance for doubtful accounts by considering the amount of historical losses adjusted to take into account current market conditions and the distributors’ financial condition, the amount of receivables in dispute and past due, the accounts receivables aging and distributors’ repayment patterns. The significant increase of our accounts receivable was primarily due to our continued business growth and longer collection days from certain distributors. Of the US$302.6 million of our gross accounts receivable as of December 31, 2012, US$114.9 million of our accounts receivable were past our six-month credit term, representing 38.0% of total gross account receivable balance as of December 31, 2012 and 25.9% of our sales in 2012. We provided for allowance for doubtful accounts in the amount of US$9.0 million, taking into account current market conditions, customers’ financial condition, the accounts receivable ageing and the customers’ repayment patterns.

There can be no assurance that we will be able to improve our collection of accounts receivable from our distributors. The significant amount of accounts receivable and the increased accounts receivable turnover days may expose us to increasing risks associated with shortage of working capital, which may result in delay or difficulty in the delivery of our products and services and, in turn, our liquidity, financial condition and results of operations could be materially and adversely affected.

For certain distributors where we believe collectability is not reasonably assured, we do not recognize revenue upon shipment. Revenues from sale of products to these distributors are not recognized until collectability is reasonably assured, which is demonstrated by sufficient period of historical collection experience. Revenues for product sales to these distributors are recognized when full payment is received. Since the payment ability of our distributors directly affects our revenue recognition, the deteriorating payment ability of our distributors will result in delays to revenue recognition until collectability can be reasonably assured, which is generally upon cash receipt and, thus, will have a material and adverse effect on our financial condition and results of operations.

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

In 2010, we entered into an agreement with Wuchuan Shuntong to acquire the permit for the rights to explore, develop and produce mineral resources in a certain area of Wuchuan County. The cash consideration of the permit was approximately RMB240 million or US$35 million. The permit allows us to complete all necessary administrative procedures and obtain government approvals to acquire the permit for the rights to explore, develop and produce humic acid bearing resources (“Mineral Rights”). We believe that the Mineral Rights will allow us to secure a long term supply of humic acid, which is a major raw material used in the manufacture of our products. In August 2011, Yongye Fumin, our wholly-owned subsidiary, obtained a Mineral Resource Exploration Permit for this project site in Wuchuan County, Inner Mongolia, which was issued by the Inner Mongolia Ministry of Land and Resources. Such approval granted us exclusive exploration rights for this project site for an initial period of three years beginning August 2, 2011.  We are in the process of applying for the governmental approval for the Mineral Rights to develop and produce the mineral resources and are preparing for the relevant reports, including but not limited to a Geological Report and Geological Exploration Report. In June 2012, we engaged a third party mineral exploration institute to assist us in obtaining the Geological Exploration Report, and we expect to obtain the Geological Exploration Report in 2013. However, we cannot assure you that we can obtain the Mineral Rights to develop and produce the mineral resources in a timely manner, if at all. Factors outside our control include adverse weather and the length of governmental approvals. Furthermore, the nature and amount of the mineral resources in the Wuchuan project may not be the same as analyzed in the third-party preliminary reports obtained by us in 2009, and our supply of humic acid will be dependent upon market availability. If we are unable to obtain adequate quantities of raw materials at economically viable prices which meet our specifications, our financial condition and results of operation could be adversely affected.

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

While we expect it to be renewed based on our historical experience and industry practice, there is no guarantee that the PRC Ministry of Agriculture will further renew our fertilizer registration certificate. If we cannot obtain the necessary renewal, we will not be able to manufacture and sell our fertilizer products in China, which will cause the termination of our commercial operations.

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

MSPEA currently owns 100% of the outstanding convertible preferred stock and approximately 4.2% of our common stock. In addition, pursuant to certain rights granted to it under the Certificate of Designation, so long as MSPEA and its affiliates continue to own 25% of the convertible preferred stock initially issued to it, the holders of at least a majority of the shares of the convertible preferred stock have the right to designate one of the directors on our board of directors and have the ability to veto certain of our corporate actions or material transactions under some circumstances. As a result, MSPEA has significant influence over our business.

If we do not meet performance targets specified in the securities purchase agreement with MSPEA or if we issue equity securities at a price per share less than the then-applicable conversion price, the conversion price of the convertible preferred stock would decrease.

Pursuant to the terms of the convertible preferred stock, if our net income (as adjusted for exclusion of certain items) for the period from fiscal year 2011 (inclusive) to the latest fiscal year with respect to which audited consolidated financial statements are available is below the net income targets of US$84 million for fiscal year 2011, US$210 million for the cumulative period of fiscal year 2011 through fiscal year 2012, US$399 million for the cumulative period of fiscal year 2011 through fiscal year 2013 and US$682.5 million for the cumulative period of fiscal year 2011 through fiscal year 2014 (the “Income Targets,” which Income Targets may be adjusted upwards in the event we issue any equity securities in the future without the prior written approval of the holders of the convertible preferred stock), the conversion price for the convertible preferred stock will decrease and the holders of our common stock could suffer significant dilution in the event of a conversion of any shares of convertible preferred stock. In addition, if we have not achieved any such Income Target and have engaged in certain additional issuances of our equity securities that are not approved in writing by holders of a majority of the convertible preferred stock then outstanding (subject to certain exceptions) but for which no adjustment was made to the Income Targets, Full Alliance has agreed to transfer to MSPEA or its affiliates for total consideration of US$1.00 an amount of shares of our common stock held by Full Alliance that MSPEA would otherwise receive upon conversion of the purchased shares, had the Income Target been so increased. As a result, MSPEA could acquire up to an additional 5,600,000 shares of our common stock currently held by Full Alliance, which shares have been pledged by Full Alliance to support the foregoing obligation. Additionally, as a result of a “full ratchet” anti-dilution provision in favor of holders of our convertible preferred stock, any future issuances of equity securities at a price per share less than the then-applicable conversion price that are not approved by a majority of such holders (subject to certain exceptions) will result in the conversion price being adjusted to the price at which such equity securities are issued.

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

In addition, the holders of the convertible preferred stock have the right to require us to redeem all or a portion of their convertible preferred stock if (i) the quotient of the aggregate amount of the earnings per share of any six (6) rolling consecutive quarters commencing from the first quarter of the fiscal year 2010 onwards divided by the aggregate amount of the earnings per share of the corresponding six (6) quarter period one year preceding thereto is less than one hundred and twenty percent (120%), and (ii) the actual net income (as adjusted for exclusion of certain items) of any fiscal year from 2011 to 2014 (both inclusive) is lower than US$75 million in fiscal year 2011, US$101 million in fiscal year 2012, US$121 million in fiscal year 2013 and US$145 million in fiscal year 2014, in each case at a redemption price equal to the original purchase price, plus a premium designed to generate a 20% internal rate of return to the holders thereof. The foregoing earnings targets are subject to adjustment in certain circumstances including if we have engaged in certain additional issuances of our equity securities that are not approved in writing by holders of a majority of the convertible preferred stock then outstanding (subject to certain exceptions).

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

To date, we have received two patents for our crop and animal products with the State Intellectual Property Office of the PRC. We have obtained a registered trademark for “Yongye” from the Trademark Office of the State Administration of Industry and Commerce of the PRC (“CTMO”). We have obtained CTMO approval for the trademark “Shengmingsu” which is valid until April 2020. In addition, we rely on trade secret protection for our proprietary process of extracting fulvic acid from humic acid and creating the base fulvic acid compound used in both our crop (liquid form) and animal nutrient (powder form) products. However, we cannot predict the degree and range of protection patents, trademarks and trade secrets will afford us against competitors. Third parties may find ways to invalidate or otherwise circumvent our patents, proprietary technology and trademark. Third parties may attempt to obtain patents claiming aspects similar to our patent and trademark applications. If we need to initiate litigation or administrative proceedings to protect our rights, such actions may be costly and may divert management attention as well as expend other resources which could otherwise have been devoted to our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, historically, implementation of PRC intellectual property-related laws has been lacking, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries, which increases the risk that we may not be able to adequately protect our intellectual property rights.

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

Our reporting currency is the U.S. dollar and our operating subsidiaries in China use RMB as their functional currency. Substantially all of our revenue and expenses are in Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. From 1994 to 2005, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the PRC Government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 32% appreciation of the Renminbi against the U.S. dollar between July 21, 2005 and December 31, 2012.

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

The public announcement of the proposal affected the Company’s stock price. There can be no assurance that any definitive agreement will be executed with respect to the Wu Proposal or that this or any other transaction will be approved or consummated. The absence of a proposal to acquire our common stock, or changes in the proposal, as well as the commencement of the litigation regarding the Wu Proposal in Part I, Item 3, “Legal Proceedings” herein, would likely have an effect on the market price of our common stock.

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

While we intend to strongly defend our public filings against any such short seller attacks, often times we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller. You should be aware that in light of the relative freedom to operate that such persons enjoy - oftentimes blogging from outside the U.S. with little or no assets or identity requirements - should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

In February, March, May and December of 2011, January of 2012 and March of 2013, there were reports published by the Seeking Alpha website, analysts, and other web-based publishers that contained misleading statements about us. Although we have responded to each of these reports in press releases dated February 7, 2011, March 24, 2011, May 19, 2011 and December 15, 2011, there are predictions that there will continue to be more short seller attacks against Chinese companies. As a result, the price of our stock remains vulnerable to any further attacks in this regard.

We are the subject of pending class action lawsuits, which could require us to pay substantial damages or could otherwise have a material adverse effect on us.

On or about October 18, 2012 and October 22, 2012, five shareholder class action complaints were filed against the Company and certain officers and directors thereof in connection with the October 15, 2012 proposal made by Mr. Zishen Wu, the Company's Chairman of the Board and Chief Executive Officer, Full Alliance International Limited, MSPEA Agriculture Holding Limited, and Abax Global Capital (Hong Kong) Limited, on behalf of funds managed and/or advised by it and its nominee entities and its and their affiliates (collectively, “Abax”, and together with Mr. Wu, Full Alliance and MSPEA, the “Buyer Parties”) to acquire all of the Company’s outstanding shares of common stock not currently owned by the Buyer Parties in a going private transaction for $6.60 per share in cash, subject to certain conditions (the “Wu Proposal”). The five complaints are captioned, respectively, DOHERTY v. YONGYE INTERNATIONAL, INC., ZISHEN WU, NAN XU, XIAOCHUAN GUO, HOMER SUN, SEAN SHAO, XINDAN LI, AND RIJUN ZHANG, A-12-670343-C; KIRBY v. ZISHEN WU, NAN XU, HOMER SUN, XIAOCHUAN GUO, SEAN SHAO, XINDAN LI, RIJUN ZHANG, FULL ALLIANCE INTERNATIONAL LIMITED, MSPEA AGRICULTURE HOLDINGS LIMITED, ABAX GLOBAL CAPITAL (HONG KONG) LIMITED, and YONGYE INTERNATIONAL INC., A-12-670468-C;  Dominic Calisti v. Zishen Wu, et. Al., Case No. A-12-670758-B, Dept. No. XI; Dong Seng Kong, et al. v. Zishen Wu, et. Al., Case No. A-12-670874-B, Dept. No. XI; and William A. Harris, Jr. v. Yongye International, Inc., et. Al., Case No. A-12-670817-B, Dept. No. XIII. All of the complaints were filed in Nevada state court, Clark County District, and all of the complaints challenge the Wu Proposal and allege, among other things, that the consideration to be paid in such proposal is inadequate, as is the process by which the proposal is being evaluated.  The complaints seek, among other relief, to enjoin defendants from consummating the Wu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of our shareholders.  The complaints have been served on the Company. On or about March 5, 2013, the plaintiff in the Doherty case filed a notice of voluntary dismissal, leaving the four other cases remaining. A proposed Stipulation and Order consolidating the related actions was submitted to the Court on March 20, 2013, pursuant to which the actions are consolidated for all purposes under the caption In re Yongye International, Inc. Shareholders’ Litigation, Case No. A-12-670468-B.

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

Our independent registered public accounting firm’s audit documentation related to their audit reports included in this annual report may be located in the People’s Republic of China. The Public Company Accounting Oversight Board currently cannot inspect audit documentation located in China and, as such, you may be deprived of the benefits of such inspection.

Our independent registered public accounting firm that issues the audit reports included in our annual reports filed with the U.S. Securities and Exchange Commission, as auditors of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”), is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the applicable laws of the United States and professional standards. Because the audit documentation relating to our auditor’s audit report is located in the People’s Republic of China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, such auditor, like other independent registered public accounting firms operating in China, is not currently inspected by the PCAOB.

Inspections of other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating audit documentation located in China and its related quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections. On December 3, 2012, the SEC issued an order instituting administrative proceedings against five of the largest global public accounting firms relating to work performed in the PRC and such firms’ failure to provide audit workpapers to the SEC in this regard. An extension concerning a decision in this matter has been granted until October 2013. We cannot predict the outcome of this matter or the effect it may have on our ability to make timely filings with the SEC.

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

On or about October 18, 2012 and October 22, 2012, five shareholder class action complaints were filed against the Company and certain officers and directors thereof in connection with the October 15, 2012 proposal made by Mr. Zishen Wu, the Company's Chairman of the Board and Chief Executive Officer, Full Alliance International Limited, MSPEA Agriculture Holding Limited, and Abax Global Capital (Hong Kong) Limited, on behalf of funds managed and/or advised by it and its nominee entities and its and their affiliates (collectively, “Abax”, and together with Mr. Wu, Full Alliance and MSPEA, the “Buyer Parties”) to acquire all of the Company’s outstanding shares of common stock not currently owned by the Buyer Parties in a going private transaction for $6.60 per share in cash, subject to certain conditions (the “Wu Proposal”). The five complaints are captioned, respectively, DOHERTY v. YONGYE INTERNATIONAL, INC., ZISHEN WU, NAN XU, XIAOCHUAN GUO, HOMER SUN, SEAN SHAO, XINDAN LI, AND RIJUN ZHANG, A-12-670343-C; KIRBY v. ZISHEN WU, NAN XU, HOMER SUN, XIAOCHUAN GUO, SEAN SHAO, XINDAN LI, RIJUN ZHANG, FULL ALLIANCE INTERNATIONAL LIMITED, MSPEA AGRICULTURE HOLDINGS LIMITED, ABAX GLOBAL CAPITAL (HONG KONG) LIMITED, and YONGYE INTERNATIONAL INC., A-12-670468-C; Dominic Calisti v. Zishen Wu, et. Al., Case No. A-12-670758-B, Dept. No. XI; Dong Seng Kong, et al. v. Zishen Wu, et. Al., Case No. A-12-670874-B, Dept. No. XI; and William A. Harris, Jr. v. Yongye International, Inc., et. Al., Case No. A-12-670817-B, Dept. No. XIII. All of the complaints were filed in Nevada state court, Clark County District, and all of the complaints challenge the Wu Proposal and allege, among other things, that the consideration to be paid in such proposal is inadequate, as is the process by which the proposal is being evaluated. The complaints seek, among other relief, to enjoin defendants from consummating the Wu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of our shareholders. The complaints have been served on the Company. On or about March 5, 2013, the plaintiff in the Doherty case filed a notice of voluntary dismissal, leaving the four other cases remaining. A proposed Stipulation and Order consolidating the related actions was submitted to the Court on March 20, 2013, pursuant to which the actions are consolidated for all purposes under the caption In re Yongye International, Inc. Shareholders’ Litigation, Case No. A-12-670468-B. We have reviewed the allegations contained in the complaints and believe they are without merit. We intend to defend the litigations vigorously. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result.

ITEM 4. Mine Safety Disclosures

Not applicable.

Part II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on The NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “YONG”. Between April 30, 2008 and September 3, 2009, our common stock was quoted on the OTC Bulletin Board (“OTCBB”) under the trading symbol “YGII.OB”. Until April 29, 2008, our common stock was traded under the symbol “GDTN.OB”. The closing price for our common stock on NASDAQ on March 15, 2013 was US$5.32 per share.

The following table sets forth the high and low sales prices for our common stock in the last two fiscal years, as reported by NASDAQ for the periods indicated.

Year	Period	High		Low

2010	First Quarter	US$	9.21	US$	6.87

	Second Quarter		8.47		6.86

	Third Quarter		8.87		5.90

	Fourth Quarter		9.09		7.05

2011	First Quarter	US$	8.58	US$	5.70

	Second Quarter		6.11		3.52

	Third Quarter		6.13		4.01

	Fourth Quarter		5.67		3.52

2012	First Quarter	US$	4.47	US$	3.11

	Second Quarter		3.52		2.71

	Third Quarter		4.62		3.04

	Fourth Quarter		5.83		4.57

Holders

As of March 9, 2013, there were 12 record holders of our common stock.

Dividends

We have not paid any cash dividends on shares of our common stock and do not plan to do so in the near future. We currently plan to retain future earnings to fund the development and growth of our business. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)		(c)
Equity compensation plans approved by security holders	2,350,000	US$	-	-0-
Equity compensation plans not approved by security holders	-0-		-0-	-0-
Total	2,350,000	US$	-	-0-

(a)           Includes restricted shares issued pursuant to our 2010 Equity Incentive Plan (the “2010 Plan”), which was approved by our stockholders, and which are subject to a vesting schedule pursuant to the terms of the relevant award agreement.

Purchases of Equity Securities by Our Company and Affiliated Purchasers

During the fourth quarter of our fiscal year ended December 31, 2012, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

Recent Sales of Unregistered Securities

We have reported all sales of our unregistered equity securities that occurred during 2012 in our Reports on Form 10-Q or Form 8-K, as applicable.

ITEM 6. Selected Financial Data

The following table sets forth selected financial data as of and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008. We derived the selected financial data from our financial statements for those periods. The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	As of and For the year ended
	December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008
Income Statement Data :
Sales	US$	442,986,604	US$	390,379,489	US$	214,091,716	US$	98,092,842	US$	48,092,271
Cost of sales		180,614,350		162,078,410		94,833,834		45,989,386		23,165,684
Selling expenses		104,036,345		73,886,542		40,612,300		14,720,657		8,665,755
General and administrative expenses		14,123,521		35,694,045		13,994,936		4,289,488		2,573,017
Earnings before income tax expenses		121,837,136		108,199,751		62,199,838		7,497,312		15,277,438
Income tax expenses		22,803,881		18,407,554		10,867,857		4,997,105		864,292
Net income		99,033,255		89,792,197		51,331,981		2,500,207		14,413,146

Net income per share of common stock::
Basic	US$	1.62	US$	1.57	US$	1.05	US$	0.07	US$	0.68
Diluted	US$	1.62	US$	1.55	US$	1.05	US$	0.07	US$	0.56

Weighted average shares used in computation:

Basic		49,645,273		49,055,252		46,119,772		31,324,830		19,599,054
Diluted		49,645,273		49,161,073		46,308,924		31,324,830		20,106,433
Balance Sheet Data:
Total assets	US$	623,847,190	US$	458,764,878	US$	247,626,036	US$	145,805,688	US$	34,504,261
Total equity attributable to Yongye International, Inc.		415,472,496		316,587,975		215,215,203		125,913,424		27,300,603
Total equity		436,263,068		331,887,992		225,088,285		132,590,822		28,504,646

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

Overview

We are a leading crop nutrient company in China in term of total sales in 2012. We are primarily engaged in the research, development, manufacturing and sales of fulvic acid based crop and animal nutrient products for the agriculture and stock farming industry. We are headquartered in Beijing with production facilities in Hohhot, Inner Mongolia Autonomous Region of China (“Inner Mongolia”). Our products are sold nationwide in 30 provinces, autonomous regions and centrally-administered municipalities across China.

Currently, our principal product is our liquid crop nutrient product, from which we derived substantially all of our sales for the year ended December 31, 2012. We also produce powder animal nutrient product, which is mainly used for dairy cows. In the first quarter of 2012, we launched two new crop nutrient products, a crop seed nutrient product and a crop root nutrient product. The crop seed nutrient product helps crop seeds sprout and improves the growth of roots, and the crop root nutrient product improves crop roots’ ability to absorb water and fertilizers and enhance crop resistance against drought, freezing, diseases, and stalk leaning. We believe, by using our regular crop nutrient together with our new products at different stages of crop growth, the combined effectiveness of our products will further enhance crop yield. We market our regular crop and animal products under the trade name “Shengmingsu” (“生命素” in Chinese means “Life Essential”). Our new products for crop seeds and roots are named “Zhongbaosheng” and “Qianggenbao” respectively. We produce our liquid crop nutrient products, including the newly launched crop seed product and crop root product, based on our proprietary formulae utilizing fulvic acid as the primary compound base and combining with various micro nutrients such as zinc and boron, macro nutrients like nitrogen, phosphorous and potassium (“NPK”) and other nutrients that are essential for the crop health. Our crop nutrient’s core fulvic acid compound improves crop yield by enhancing the absorption of fertilizers and micro nutrients. In addition, the micro nutrients and NPK included in our crop nutrient formula serve as supplements during key growth stages of crops. We believe that our crop nutrient products are particularly well-suited for use in China, which generally has highly degraded farming soil as a result of over-farming, decades of over-use of chemical fertilizers and less advanced farming practices compared with more developed nations. Our regular crop nutrient product is most commonly applied by directly spraying onto leaves of crops after dilution with water, and is typically used at certain critical growth stages of crops in addition to normal fertilizer application. Our crop seed nutrient product is used by soaking the seeds in our product after water dilution. Soaking time and proportions of water to product vary among different crops and users should follow our product specifications. At the time that a seeding crop is transplanted, our crop root nutrient is used by applying the product onto the crop roots after water dilution and blending with soil. After the transplant, the water-diluted crop root product is used to irrigate the crops at the roots. Soaking time and water-product proportions during and after transplanting varies and users should follow our product specifications.

For the year ended December 31, 2012, our actual production output for liquid crop nutrient product was 42,010 tons and the actual output for powder animal nutrient was 902 tons.  We may continue to expand our production capacity as required to respond to increasing demand for our products in the future.

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

On October 15, 2012, the Board of Directors received a preliminary, non-binding proposal letter from (i) Mr. Zishen Wu (“Mr. Wu”), the Company’s Chairman and Chief Executive Officer, (ii) Full Alliance International Limited (“Full Alliance”), (iii) MSPEA Agriculture Holding Limited (“MSPEA”), and (iv) Abax Global Capital (Hong Kong) Limited, on behalf of funds managed and/or advised by it and its nominee entities and its and their affiliates (collectively, “Abax,” together with Mr. Wu, Full Alliance and MSPEA, the “Buyer Parties”), to acquire all of the outstanding shares of common stock of the Company not currently owned by the Buyer Parties in a going private transaction for $6.60 per share of common stock in cash, subject to certain conditions (the “Proposed Transaction”).

A special committee (the “Special Committee”) of the Board of the Directors, consisting of Mr. Sean Shao, Mr. Xiaochuan Guo and Mr. Xindan Li, was formed to consider certain potential transactions involving the Company (including the Proposed Transaction).

The Special Committee has been in discussions with the Buyer Parties regarding the Proposed Transaction and such discussions are continuing.

On April 1, the Buyer Parties confirmed to the Special Committee that they remain interested in pursuing the Proposed Transaction set forth in their proposal. On the same day, the Special Committee was provided an amended and restated financing commitment letter issued by Abax to Full Alliance, pursuant to which Abax has extended the expiration of its $35 million conditional mezzanine financing commitment to the earliest of (i) April 15, 2013, if the common stock of the Company has not resumed trading on NASDAQ by 4 p.m. (New York City time) on such date, (ii) April 30, 2013, (iii) the date of definitive documentation for which such financing becomes effective and (iv) the date the acquisition agreement for the Proposed Transaction becomes effective. Additionally, Abax’ s commitment is subject to a number of conditions, including among others, Abax’s completion of its review of and satisfaction in all respect with, the audited financial statements of the Company for the fiscal year ended December 31, 2012.

The Special Committee is still considering and evaluating the proposal by the Buyer Parties, but it has not made any decision regarding the Proposed Transaction and there can be no assurance that any definitive agreement will be executed or that any transaction will be approved or consummated.

On or about October 18, 2012 and October 22, 2012, five shareholder class action complaints were filed against the Company and certain officers and directors thereof in connection with the October 15, 2012 proposal made by Mr. Zishen Wu, the Company's Chairman of the Board and Chief Executive Officer, Full Alliance International Limited, MSPEA Agriculture Holding Limited, and Abax Global Capital (Hong Kong) Limited, on behalf of funds managed and/or advised by it and its nominee entities and its and their affiliates (collectively, “Abax”, and together with Mr. Wu, Full Alliance and MSPEA, the “Buyer Parties”) to acquire all of the Company’s outstanding shares of common stock not currently owned by the Buyer Parties in a going private transaction for $6.60 per share in cash, subject to certain conditions (the “Wu Proposal”). The five complaints are captioned, respectively, DOHERTY v. YONGYE INTERNATIONAL, INC., ZISHEN WU, NAN XU, XIAOCHUAN GUO, HOMER SUN, SEAN SHAO, XINDAN LI, AND RIJUN ZHANG, A-12-670343-C; KIRBY v. ZISHEN WU, NAN XU, HOMER SUN, XIAOCHUAN GUO, SEAN SHAO, XINDAN LI, RIJUN ZHANG, FULL ALLIANCE INTERNATIONAL LIMITED, MSPEA AGRICULTURE HOLDINGS LIMITED, ABAX GLOBAL CAPITAL (HONG KONG) LIMITED, and YONGYE INTERNATIONAL INC., A-12-670468-C; Dominic Calisti v. Zishen Wu, et. Al., Case No. A-12-670758-B, Dept. No. XI; Dong Seng Kong, et al. v. Zishen Wu, et. Al., Case No. A-12-670874-B, Dept. No. XI; and William A. Harris, Jr. v. Yongye International, Inc., et. Al., Case No. A-12-670817-B, Dept. No. XIII. All of the complaints were filed in Nevada state court, Clark County District, and all of the complaints challenge the Wu Proposal and allege, among other things, that the consideration to be paid in such proposal is inadequate, as is the process by which the proposal is being evaluated. The complaints seek, among other relief, to enjoin defendants from consummating the Wu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of our shareholders. The complaints have been served on the Company. On or about March 5, 2013, the plaintiff in the Doherty case filed a notice of voluntary dismissal, leaving the four other cases remaining. A proposed Stipulation and Order consolidating the related actions was submitted to the Court on March 20, 2013, pursuant to which the actions are consolidated for all purposes under the caption In re Yongye International, Inc. Shareholders’ Litigation, Case No. A-12-670468-B. We have reviewed the allegations contained in the complaints and believe they are without merit. We intend to defend the litigations vigorously. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result.

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

The market for our crop nutrient product is large and has attractive long-term growth prospects. China has 1.8 billion mu (each mu is equivalent to approximately 667 square meters) of arable land in total. Typically, each mu of arable land requires at least 300 ml of our liquid crop nutrient product for one growing season For the year of 2012, our crop nutrient product is estimated to have been used in approximately 5% of the arable land in China, assuming there is one and half growing season per annum on average for all the arable land across China.

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

Our end-customers are comprised of large farms which purchase directly from distributors, and individual farmers who purchase either through Branded Retailers or promotional events held by local distributors. Our Branded Retailer network has been a key driver of our sales. The number of Branded Retailers increased from 30,086 as of December 31, 2011 to 35,058 as of December 31, 2012. Hebei, Jiangsu, Shanxi, Henan, Inner Mongolia, Xinjiang, and Guangdong provinces accounted for the majority of newly recruited Branded Retailers.

Seasonality

Our regular liquid crop nutrient product is most commonly applied by directly spraying onto leaves of crops in the second and third quarters, which correspond to the growing seasons for most crops in most parts of China. Accordingly, the sales during the second and third quarters usually represent 70-80% of our total annual sales. Therefore, higher volume of finished goods are usually accumulated during the non-peak seasons in preparation for the subsequent peak sales seasons which will result in higher inventory turnover days during non-peak seasons. In 2012, we launched two new products which are positioned specifically for crop seeds and roots, the peak sales seasons of which fall in the first quarter. These two new products accounted for 16% of our total sales in 2012 on a full year basis.

Pricing

We principally sell to our provincial-level distributors at an ex-factory price, and they in turn sell to lower level distributors at distributor prices. Branded Retailers sell to farmers at our suggested retail prices. Our pricing policy is consistent across the country, and we require our provincial-level distributors to ensure this policy is followed by county-level distributors and Branded Retailers. Our pricing policy for ex-factory price, different level of distributor prices and suggested retail prices have generally remained stable for the past several years. In 2011 and 2012, we allowed Branded Retailers to charge a higher retail price for an updated version of our crop nutrient product that replaced the prior version.

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

FINANCIAL HIGHLIGHTS

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31, 2012		December 31, 2011		December 31, 2010

Sales		442,986,604		390,379,489		214,091,716

Cost of sales		180,614,350		162,078,410		94,833,834

Gross profit		262,372,254		228,301,079		119,257,882

Selling expenses		104,036,345		73,886,542		40,612,300

Research and development expenses		16,575,976		13,130,627		4,852,004

General and administrative expenses, including a reversal of allowance for doubtful accounts of US$6,332,022, US$ nil and US$ nil for the year ended December 31, 2012 ,2011 and 2010, respectively		14,123,521		35,694,045		13,994,936

Impairment loss of goodwill		10,774,106		-		-

Income from operations		116,862,306		105,589,865		59,798,642

Other income/(expenses)
Interest expense		(4,193,909)		(1,429,111)		(86,440)
Interest income		455,269		123,054		60,904
Subsidy income		9,506,306		2,973,362		3,081,049
Other (expenses)/income, net		(496,014)		223,496		(613,105)
Change in fair value of derivative liabilities		(296,822)		719,085		(41,212)

Total other income, net		4,974,830		2,609,886		2,401,196

Earnings before income tax expense		121,837,136		108,199,751		62,199,838

Income tax expense		22,803,881		18,407,554		10,867,857

Net income		99,033,255		89,792,197		51,331,981

Less: Net income attributable to the noncontrolling interest		5,350,190		4,930,571		2,895,055

Net income attributable to Yongye International, Inc.		93,683,065		84,861,626		48,436,926

Net income per share of common stock:
Basic	US$	1.62	US$	1.57	US$	1.05
Diluted	US$	1.62	US$	1.55	US$	1.05

Weighted average shares used in computation:

Basic		49,645,273		49,055,252		46,119,772
Diluted		49,645,273		49,161,073		46,308,924

Net income		99,033,255		89,792,197		51,331,981
Other comprehensive income
Foreign currency translation adjustment, net of nil income taxes		3,012,054		10,951,316		6,595,296

Comprehensive income		102,045,309		100,743,513		57,927,277
Less: Comprehensive income attributable to the noncontrolling interest		5,490,555		5,426,935		3,195,684
Comprehensive income attributable to Yongye International, Inc.	US$	96,554,754	US$	95,316,578	US$	54,731,593

RESULTS OF OPERATIONS

Fiscal year ended December 31, 2012 compared with Fiscal year ended December 31, 2011 and 2010

Our business for the year ended December 31, 2012 grew at a rate of 13.5% in net sales or a US$52.6 million increase over the same period in 2011, and for the year ended December 31, 2011, our net sales grew at a rate of 82.3% or a $176.3 million increase over the same period in 2010. This increase was driven by higher penetration in our traditional markets and the growth of several new markets.

The following table shows, for the periods indicated, information derived from our consolidated statements of comprehensive income.

	Yongye		Yongye		Yongye		Changes in %
	International, Inc.		International, Inc.		International, Inc.		2012 vs.	2011 vs.
	2012		2011		2010		2011	2010
Net Sales	US$	442,986,604	US$	390,379,489	US$	214,091,716	14%	82%
Gross Profit		262,372,254		228,301,079		119,257,882	15%	91%
Income from Operations		116,862,306		105,589,865		59,798,642	11%	77%
Net Income		99,033,255		89,792,197		51,331,981	10%	75%

Gross Margins		59%		58%		56%	2%	4%
Net Margins		22%		23%		24%	-4%	-4%

EPS- Basic	US$	1.62	US$	1.57	US$	1.05	3%	50%
EPS- Diluted	US$	1.62	US$	1.55	US$	1.05	5%	48%

Our financial position at December 31, 2012 and 2011:

in US$, except for percentages	As of December 31, 2012	As of December 31, 2011	Variance	%	Note

Cash and restricted cash	44,551,404	81,194,880	(36,643,476)	(45)%
Accounts receivable, net of allowance for doubtful accounts	293,600,762	153,629,522	139,971,240	91%	1)
Inventories	118,693,596	86,117,000	32,576,596	38%	2)
Deposits to suppliers	24,048,028	2,664,360	21,383,668	803%	3)
Property, plant and equipment, net	26,224,957	21,929,444	4,295,513	20%
Prepayment for mining project	35,792,410	35,511,520	280,890	1%	4)
Total assets	623,847,190	458,764,878	165,082,312	36%
Long-term loans and payables and capital lease obligations - current portion	9,545,158	4,279,234	5,265,924	123%
Short term bank loan	50,857,163	28,308,563	22,548,600	80%
Accounts payable	12,364,193	13,098,183	(733,990)	(6)%
Income tax payable	3,196,078	3,161,538	34,540	1%
Accrued expenses	31,389,630	4,437,220	26,952,410	607%	5)
Other payables	2,828,262	3,159,070	(330,808)	(10)%
Total current liabilities	110,683,792	60,856,571	49,827,221	82%
Long-term loans and payables and capital lease obligations	12,389,077	7,464,683	4,924,394	66%
Other non-current liability	6,683,802	4,297,842	2,385,960	56%
Total equity attributable to Yongye International, Inc.	415,472,496	316,587,975	98,884,521	31%
Total equity	436,263,068	331,887,992	104,375,076	31%	6)

1)	Our accounts receivable increased by US$140.0 million in 2012 as compared to 2011, representing an increase of 91.1%.

The significant increase of our accounts receivable was primarily due to our continued business growth and longer collection days from certain distributors. Some of our distributors also distribute nitrogen, potash and phosphorus (“NPK”) fertilizers, in addition to our nutrient products. NPK fertilizer suppliers normally give distributors less favorable credit terms due to the significantly lower margins in the NPK fertilizer business. At the same time, it is not easy for our distributors to obtain financing from financial institutions due to current PRC lending policy. At the year-end, some of our distributors took full advantage of and even exceeded our six month credit term so that they could pay for their NPK fertilizer orders. We normally collect all the overdue accounts receivable during the subsequent spring season.

Past due balances are reviewed individually for collectability. We assessed the allowance for doubtful accounts and recorded a reversal of the allowance for doubtful accounts in the amount of US$6.3 million, which was included in general and administrative expenses. The reversal of the allowance for doubtful accounts primarily related to successful settlement of past due accounts receivable from certain distributors for which we had previously assessed collection to be doubtful. We determine the adequacy of the allowance for doubtful accounts by considering the amount of historical losses adjusted to take into account current market conditions and customers’ financial condition, the amount of receivables in dispute and past due, the accounts receivables aging and customers’ repayment patterns.

For certain distributors, we do not recognize revenues upon shipment of the finished goods to them since we determined that collectability was not reasonably assured at time of shipment. Revenues from sale of products to these distributors are not recognized until we receive full payment. As of December 31, 2012, finished goods of US$46 million represented products sold and shipped to distributors for which no revenue was recognized. Of the balance of these finished goods at December 31 2012, US$3 million was subsequently recovered through subsequent cash collection as of March 29, 2013.

Accounts receivable as of December 31, 2012 and 2011 consisted of the following:

	December 31, 2012		December 31, 2011

Accounts receivable	US$	302,608,722	US$	168,852,106
Less: allowance for doubtful accounts		(9,007,960)		(15,222,584)
Total	US$	293,600,762	US$	153,629,522

There was no write-off of accounts receivable for the years ended December 31, 2012, 2011 and 2010. As of March 29, 2013, approximately US$225 million had been collected from our distributors, including US$218 million of the accounts receivable outstanding at December 31, 2012.

Of the US$302.6 million of our gross accounts receivable as of December 31, 2012, US$114.9 million of our accounts receivable were past our six-month credit term, representing 38.0% of total gross account receivable balance as of December 31, 2012 and 25.9% of our sales in 2012. We provided for allowance for doubtful accounts in the amount of US$9.0 million, taking into account current market conditions, customers’ financial condition, the accounts receivable ageing and the customers’ repayment patterns. For the gross accounts receivable balance as of December 31, 2012, our top three customers accounted for US$93.4 million or 30.9% and our top five customers accounted for US$147.6 million or 48.8% of the total amount of accounts receivable.

The ageing of gross accounts receivable as of December 31, 2012 and December 31, 2011 was:

Receivable Ageing	December 31, 2012%			December 31, 2011%

Current:
0-3 months	US$	62,258,015	20.6%	US$	39,960,713	23.7%
3-6 months		125,453,713	41.4%		117,318,791	69.5%
Subtotal		187,711,728	62.0%		157,279,504	93.2%

Past due:
Past due 0-30 days		41,961,730	13.9%		11,572,602	6.8%
Past due over 30 days		72,935,264	24.1%		-	-
Subtotal		114,896,994	38.0%		11,572,602	6.8%

Total		302,608,722	100.0%		168,852,106	100.0%

Days sales outstanding (“DSO”) is defined as average accounts receivable for the period divided by net sales for the period times the days of this period. DSO increased by 102 days from 90 days for the year ended December 31, 2011 to 192 days for the same period of 2012, mainly due to the significant amount of accounts receivable as of the year ended December 31, 2012.

2)	The increase in inventory of US$32.6 million was mainly due to the impact of delayed revenue recognition for certain distributors. As of December 31, 2012 and 2011, finished goods included US$46.1 million and US$6.3 million, respectively, of products that were sold and delivered to certain customers for which the related revenue was not recognized because collectability was not assured at time of shipment, and thus resulted in increased inventory and higher inventory turnover days during the year ended December 31, 2012.

Inventory turn-over days (“Inventory days”) is defined as average inventory for the period divided by cost of sales for the period times the days of this period. Inventory days increased by 36 days from 171 days for the year ended December 31, 2011 to 207 days for the same period in 2012.

3)	We increased deposits to suppliers by US$21.4 million during the year ended December 31, 2012 in anticipation of production demand for the next year. The deposits were paid primarily to a supplier of chemical components to lock in price and secure availability, which is expected to be delivered by April 2013 and consumed by the Company in the manufacturing process within a year.

4)	The cash consideration for the resource project is RMB 240 million or approximately US$35 million. According to preliminary third party analysis, the mineral resource of the project we acquired is at surface level and the “open pit” mining method is recommended. Also, our Wuchuan Facility was built near the mineral resource project to minimize future shipping expense.

5)	The increase in accrued expenses of US$27.0 million was mainly due to advertising and promotion activities, and research expenses for field tests that were conducted during the second half year of 2012.

6)	Total equity increased by US$104.4 million from US$331.9 million as of December 31, 2011 to US$436.3 million as of December 31, 2012. The increase in our total equity was mainly due to an increase in retained earnings of US$93.7 million primarily for the net income attributable to Yongye International, Inc. during the year and an increase in additional paid in capital of US$4.1 million, as a result of the 1,166,333 restricted shares granted to management and independent directors and the exercise of warrants.

Net Sales

							Changes in %
							2012 vs.	2011 vs.
	2012		2011		2010		2011	2010
Sales	US$	442,986,604	US$	390,379,489	US$	214,091,716	14%	82%
Gross Profit		262,372,254		228,301,079		119,257,882	15%	91%
Gross Margins		59%		58%		56%

Our sales increased by US$52.6 million from US$390.4 million in 2011 to US$443.0 million in 2012, representing an increase of 13.5%. Sales increased by US$176.3 from US$214.1 million in 2010 to US$390.4 million in 2011, representing an increase of 82.3%.

For the year ended December 31, 2012, we derived US$438.4 million, or 99.0% of our total sales, from liquid crop nutrient, and we derived US$4.6 million, or 1.0% of our total sales, from the powder animal nutrient. For our liquid crop nutrient, the regular crop nutrient contributed US$367.6 million, or 83.8% of total liquid crop nutrient, while the two new products for crop seeds and roots contributed US$70.8 million, or 16.2% of our total liquid crop nutrient sales for the year ended December 31, 2012. For the year ended December 31, 2011, we derived US$386.2 million, or 98.9% of our total sales, from liquid crop nutrient, and we derived US$4.2 million, or 1.1% of our total sales, from the powder animal nutrient.

For the year ended December 31, 2011, we derived US$286.8 million, or 73.5% of our total sales, from traditional provincial markets, and we derived US$103.6 million, or 26.5% of our total sales, from the newly developed provincial markets, where we started to actively manage since 2010. The newly developed provincial markets primarily included Yunnan, Jiangxi, Sichuan, Shaanxi and Anhui.

For the year ended December 31, 2012, the average selling price (“ASP”) of our liquid crop nutrient product was US$12,046 per ton, as compared to US$11,639 per ton for the same period of 2011. The small increase in our ASP is the result of the effect of currency rate fluctuations. The fluctuation in sales for the year ended December 31, 2012 compared with that for the same period of 2011, was all driven by the fluctuation in sales volume.

The following table set forth the sales breakdown by region for the year ended December 31, 2012, 2011 and 2010:

				2012 vs 2011		2011 vs 2010
Sales By Region (US$ mm)	2012	2011	2010	Change in US$	2012 vs 2011 Change in %	Change in US$	2010 vs 2009 Change in %
Hebei/Beijing/Tianjin	49.3	73.7	61.7	(24.4)	-33.1%	12.0	19.4%
Inner Mongolia	56.7	33.5	24.0	23.2	69.3%	9.5	39.6%
Shandong	41.8	28.1	20.1	13.7	48.8%	8.0	39.8%
Guangdong/Hainan	36.5	25.9	18.5	10.6	40.9%	7.4	40.0%
Henan	39.8	23.6	14.6	16.2	68.6%	9.0	61.6%
Heilongjiang/Jilin/Liaoning	37.5	29.4	15.4	8.1	27.6%	14.0	90.9%
Xinjiang	7.5	10.7	10.2	(3.2)	-29.9%	0.5	4.9%
Hubei/Hunan	5.1	13.2	9.1	(8.1)	-61.4%	4.1	45.1%
Gansu/Qinhai	16.3	13.1	8.2	3.2	24.4%	4.9	59.8%
Jiangsu	29.5	23.8	6.7	5.7	23.9%	17.1	255.2%
Shanxi	15.2	11.8	6.0	3.4	28.8%	5.8	96.7%
Anhui	6.1	17.3	6.9	(11.2)	-64.7%	10.4	150.7%
Shaanxi	24.5	20.0	3.6	4.5	22.5%	16.4	455.6%
Sichuan/Chongqin	24.1	21.3	3.6	2.8	13.1%	17.7	491.7%
Jiangxi/Fujian	26.7	21.9	2.1	4.8	21.9%	19.8	942.9%
Yunnan/Guizhou	26.1	22.2	2.3	3.9	17.6%	19.9	865.2%
Zhejiang	*	*	0.3	-	-	(0.3)	-100.0%
Guangxi	0.2	0.5	0.6	(0.3)	-60.0%	(0.1)	-16.7%
Ningxia	0.1	0.1	0.1	-	-	-	-
Shanghai	*	*	*	-	-	-	-
Others	*	0.3	0.1	(0.3)	-100.0%	0.2	200.0%
Total	443.0	390.4	214.1	52.6	13.5%	176.3	82.3%

* Less than US$50,000

Our revenue in Hebei, Anhui, Hubei and Xinjiang for the year ended December 31, 2012 decreased compared to the same period of 2011, primarily due to delayed revenue recognition. Our shipment to such provinces actually increased or remained stable. In the fourth quarter of 2011, in consideration of the deteriorating payment ability of certain distributors in the above mentioned provinces, we delayed the recognition of revenues generated from sales to those distributors until payment collectability could be reasonably assured, which is generally evidenced by receipt of cash, and a sufficient period of collection history can be demonstrated, whichever is earlier. We decided to continue to ship our nutrient products to these distributors because (i) to stop shipment would disrupt our business and channel development in the respective regions where we have exclusive distribution arrangements, (ii) our products have relatively high gross margins to compensate the risk of any uncollection, and (iii) based on our assessment, none of these distributors are in adverse financial situations that causes us to believe it is remote that we will not collect although collectability can not be reasonably assured.

Of the US$176.3 million increase of sales for the year ended December 31, 2011, US$87.4 million, or 49.6%, were derived from traditional provincial markets, primarily due to a higher penetration rate, more effective channel management and continued retail network development in provinces such as Jiangsu, Heilongjiang/Jilin/Liaoning, Hebei, Inner Mongolia, Henan and Guangdong. We also achieved significant growth in newly developed provincial markets including Yunnan, Jiangxi, Sichuan, Shaanxi and Anhui. For example, farmers in Yunnan province increased usage of our liquid nutrient product for tobacco and flowers.

Our gross profit increased by US$34.1 million from US$228.3 million in 2011 to US$262.4 million in 2012, representing an increase of 14.9%. Gross profit increased by US$109.0 million from US$119.3 million in 2010 to US$228.3 million in 2011, representing an increase of 91.4%.

Gross margin increased by 0.7% from 58.5% in 2011 to 59.2% in 2012, and increased by 2.8% from 55.7% in 2010 to 58.5% in 2011. The increase in gross margin from the year of 2011 to 2012 was mainly due to the decreased purchase price of certain raw materials. The gross margin increase from the year of 2010 to 2011 was mainly due to the launch of operations at our Wuchuan Facility, which enabled us to start using lignite coal as the key raw material and to bypass intermediaries from whom we used to purchase humic acid.

The number of independently owned Branded Retailers reached 35,058 as of December 31, 2012, compared to 30,086 as of December 31, 2011.

Sales by Product Line

	2012		% of Total	2011		% of Total	2010		% of Total
	Total sales		Sales	Total sales		Sales	Total sales		Sales
Crop	US$	438,375,997	99%	US$	386,166,674	99%	US$	207,514,478	97%
Animals		4,610,607	1%		4,212,815	1%		6,577,238	3%
Total		442,986,604	100%		390,379,489	100%		214,091,716	100%

During the year ended December 31, 2012, we sold 36,391 tons of liquid crop nutrient products, which represented 99% of our total sales. We also sold approximately 728 tons of our animal nutrient products, which represented 1% of our total sales.

During the year ended December 31, 2011, we sold 33,179 tons of liquid crop nutrient products, which represented 99% of our total sales. We also sold approximately 683 tons of our animal nutrient products, which represented 1% of our total sales.

Distributors

	2012			2011			2010
	% of Sales	Sales		% of Sales	Sales		% of Sales	Sales
5 Major Distributors	46%	US$	207,096,143	33%	US$	130,621,380	56%	US$	119,771,911
1 Major Distributor	12%		51,717,226	8%		29,392,316	16%		33,173,293

Top five major distributors accounted for 46% and the major distributor accounted for 12% of our total revenue for the year ended December 31, 2012. Top five major distributors accounted for 33% and the major distributor accounted for 8% of our total revenue for the year ended December 31, 2011. Top five major distributors accounted for 56% and the major distributor accounted for 16% of our total revenue for the year ended December 31, 2010. Our total sales to top five major distributors were US$207.1 million, US$130.6 million and US$119.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Cost of Goods Sold

	2012		2011		2010

Cost of Sales	US$	180,614,350	US$	162,078,410	US$	94,833,834
Percentage of Sales		41%		42%		44%

Cost of goods sold for the year ended December 31, 2012 was US$180.6 million, or 40.8% of our net sales. This represents an increase of US$18.5 million over the previous period and represents an 11.4% increase compared with 2011. Cost of goods sold for the year ended December 31, 2011 was US$162.1 million, representing an increase of US$67.3 million over the previous period of US$94.8 million in 2010, or an increase of 70.9% compared with 2010. The decrease in cost of goods sold as a percentage of our net sales from 41.5% for the year ended December 31, 2011 to 40.8% for the year ended December 31, 2012 was mainly due to the decreased purchase price of certain raw materials.

Selling, General & Administrative and Research & Development Expenses

			% of Total			% of Total			% of Total
	2012		Sales	2011		Sales	2010		Sales
Selling Expenses	US$	104,036,542	23%	US$	73,886,542	19%	US$	40,612,300	19%
General & Administrative Expenses		14,123,521	3%		35,694,045	9%		13,994,936	7%
Research & Development Expenses		16,575,976	4%		13,130,627	3%		4,852,004	2%

Selling expenses increased by US$30.1 million to US$104.0 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011. Selling expenses increased by US$33.3 million to US$73.9 million for the year ended December 31, 2011 as compared with the year ended December 31, 2010. As a percentage of sales for the year ended December 31, 2012, selling expenses increased 4.6% to 23.5% as compared to 18.9% of sales in the year ended December 31, 2011. The increase of selling expenses was primarily due to an increase in advertising and promotion expense and distributors’ seminar expenditure of US$28.9 million relating to marketing and promotional activities for our original and newly launched products in our markets. As a percentage of sales for the year ended December 31, 2011, selling expenses decreased slightly by 0.1% to 18.9% as compared to 19.0% of sales in the year ended December 31, 2010. The increase in selling expenses was primarily due to (i) an increase of US$28.2 million in advertising and promotion expense, and distributors’ seminar expenditures, and (ii) an increase of US$1.5 million in transportation expenses due to increased sales.

General & administrative expenses decreased by US$21.6 million to US$14.1 million for the year ended December 31, 2012 from US$35.7 million in 2011, and increased by US$21.7 million to US$35.7 million for the year ended December 31, 2011 from US $14.0 million in 2010. As a percentage of sales for the year ended December 31, 2012, general & administrative expenses decreased by 5.9% to 3.2% as compared to 9.1% of sales in the year ended December 31, 2011. The decrease of general and administrative expenses was mainly due to the bad debt expenses amounting to US$15.0 million for the year of 2011, and reversal of allowance for doubtful accounts of US$6.3 million which was recorded in the first quarter of 2012, as well as a decrease in management equity compensation expenses for the year ended December 31, 2012. Except for the reversal of allowance for doubtful accounts, general and administrative expenses amounted to US$20.5 million for the year ended December 31, 2012, which was consistent with that for the same period in 2011. As a percentage of sales for the year ended December 31, 2011, general & administrative expenses increased by 2.6% to 9.1% as compared to 6.5% of sales in the year ended December 31, 2010, mainly due to the impact of bad debt expenses amounting to US$15.0 million, the implementation of the management equity compensation plan, which resulted in an increase in compensation expenses amounting to US$1.7 million, as well as an increase in employee salaries, meeting expenditure, staff training expenses and general maintenance expenses.

We incurred US$16.6 million of research and development expenses in the year ended December 31, 2012 as compared to US$13.1 million and US$4.9 million in the years ended December 31, 2011 and 2010, respectively. Our research and development expenses mainly consisted of field test expenses for existing and new products on different crops and in various geographic markets.

Impairment loss of goodwill

We performed our annual goodwill impairment test as of September 30, 2012. A two step process is used to test for goodwill impairment. The fair value of the reporting unit for step one was determined based on the income approach, which is applied using a present value technique, and also considered the quoted market price of the Company’s common stock. The first step of the impairment test concluded that the carrying value of our reporting unit exceeded its fair value. As a result, we performed the second step of the goodwill impairment test. We determined that the implied fair value of goodwill was nil. Therefore, a goodwill impairment loss of US$10,774,106 was recognized for the year ended December 31, 2012.

Loss on Change in Fair Value of Derivative Liabilities

The warrants issued in our private financings in 2008 and 2009 are accounted for as derivative liabilities and measured at fair value at each reporting date. The increase in fair value during the year ended December 31, 2012 resulted in an expense of US$296,822. The increase in fair value of the warrants was primarily due to the increase in our stock price from US$3.52 per share at January 1, 2012 to US$5.83 at December 31, 2012. The change in fair value of the warrants for the year ended December 31, 2011 resulted in a gain of US$719,085 as compared with a loss of US$41,212 for the year ended December 31, 2010.

Corporate Income Taxes

We did not carry on any business and did not maintain any branch office in the United States during the years ended December 31, 2012, 2011, 2010 and 2009 and do not intend to repatriate any earnings from our Chinese operations. Therefore, no provision for withholding taxes for the undistributed earnings of foreign subsidiaries, U.S. federal income taxes, or deferred income tax benefits has been made.

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. Our PRC subsidiaries are subject to PRC income tax at 25%, unless otherwise specified. During the year ended December 31, 2011, Yongye Nongfeng received a High-Tech Enterprise Certificate which entitles it to a preferential tax rate of 15% for three years starting from January 1, 2010. Pursuant to an approval from the Inner Mongolia Autonomous Region National Tax Authority on November 26, 2012, Yongye Fumin, being a foreign investment enterprise located in the Western Region of the PRC, was entitled to a preferential income tax rate of 15% retrospectively effective from January 1, 2011 to December 31, 2020. Our Company’s effective income tax rate was 18.72%, 17.01% and 17.47% for the years ended December 31, 2012, 2011 and 2010, respectively. The effective income tax rates for the year ended December 31, 2012 and 2011 differ from the PRC statutory income tax rate of 25% primarily due to the effect of Yongye Nongfeng’s preferential tax treatment which is partly offset by the effect of non-deductible expenses.

For the year ended December 31, 2012, our Company’s income tax expense was US$22.8 million as compared to US$18.4 million and US$10.9 million for the years ended December 31, 2011 and 2010, respectively.

Our company’s PRC subsidiaries have cash balance of US$41.2 million as of December 31, 2012 which is planned to be permanently reinvested in the PRC. The distributions from our PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our plan to indefinitely reinvest our earnings in our PRC business, we have not provided for deferred tax liabilities on undistributed earnings of our PRC subsidiaries.

Net Income

Net income attributable to Yongye International, Inc. for the year ended December 31, 2012 was US$93.7 million (representing a net profit margin of 21.1%) compared to US$84.9 million (representing a net profit margin of 21.7%) and US$48.4 (representing a net profit margin of 22.6%) in the years ended December 31, 2011 and 2010, respectively.

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

Liquidity and Capital Resources

Our Company has historically financed its operations and capital expenditures principally through issuance of common shares and bank loans. As is customary in the industry, we provide credit terms to all of our distributors which typically exceed the terms that we receive from our suppliers. Currently, we provide credit terms of up to six months to all of our approved distributors. Therefore, our liquidity needs have generally consisted of working capital necessary to finance receivables and raw material and finished goods inventory. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated future cash needs for the coming growing season. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Therefore, there can be no assurance that such additional investment will be available to us, or if available, that it will be available on terms acceptable to us.

Financial Cash Flow Highlights

	2012		2011		2010
Net cash (used in)/ provided by operating activities	US$	(51,378,385)	US$	(31,203,441)	US$	15,891,251
Net cash used in investing activities		(1,747,550)		(7,072,060)		(45,962,286)
Net cash provided by financing activities		15,912,743		75,506,515		4,971,610
Effect of exchange rate change on cash and cash equivalents		569,716		2,010,397		1,494,713
Net (decrease)/increase in cash and cash equivalents		(36,643,476)		39,241,411		(23,604,712)
Cash and cash equivalents at beginning of period		81,154,880		41,913,469		65,518,181
Cash and cash equivalents at end of period		44,511,404		81,154,880		41,913,469

Net cash used in operating activities in the year ended December 31, 2012 was US$51.4 million, and the net cash used in operating activities in the year ended December 31, 2011 was US$31.2 million, and the net cash provided by operating activities in the year ended December 31, 2010 was US$15.9 million, respectively. The increase in cash used in operating activities in the year ended December 31, 2012 compared to the same period of 2011 was primarily due to the increase of US$25.7 million in working capital employed. That was mainly driven by increase of accounts receivable and inventory. For the year ended December 31, 2011, the change was mainly due to higher accounts receivables, but partially offset by utilization of deposits to raw material suppliers compared with the same period of 2010.

Net cash used in investing activities were US$1.7 million, US$7.1 million and US$46.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. For the year ended December 31, 2011, the changes were primarily due to the prepayment of US$33.3 million for the acquisition of the mineral resource project in Wuchuan during the year ended December 31, 2010. Total consideration of this acquisition is approximately US$35 million.

Net cash provided by financing activities were US$15.9 million, US$75.5 million and US$5.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The net cash provided by financing activities in the year ended December 31, 2012 was mainly due to proceeds and repayment of short-term bank loans. In April, June and November 2012, we entered into three short-term bank loan agreements with China Everbright Bank, China Citic Bank and Shanghai Pudong Development Bank for an aggregate loan amount of US$27.7 million. In December 2012, we discounted a letter of credit to China CITIC Bank with the amount of US$23.1 million. Changes in net cash provided by financing activities for the year ended December 31, 2011 as compared with the same period in 2010 were mainly due to the fact that we sold to MSPEA, an affiliate of Morgan Stanley, 5,681,818 shares of our redeemable convertible preferred stock. Net proceeds we received from this sale of shares were in the amount of US$49.4 million.

Net current assets at December 31, 2012 increased by US$112.9 million to US$383.3 million from US$270.4 million, or 42%, over December 31, 2011. Net current assets at December 31, 2011 increased by US$146.0 million to US$270.4 million from US$124.3 million, or 117%, over December 31, 2010.

Impact of Inflation

We are subject to commodity price risks arising from price fluctuations in the market prices of the raw materials. We have generally been able to pass on cost increases through price adjustments. However, our ability to pass on these increases depends on market conditions influenced by the overall economic conditions in China. We manage our price risks through productivity improvements and cost-containment measures. We do not believe that inflation risk is material to our business, our financial position, results of operations or cash flows at this time.

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

We perform ongoing credit evaluations of our customers and review the composition of accounts receivable, analyze historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate if allowance for doubtful accounts is needed. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We primarily determine the allowance by (1) analyzing specific customer accounts that have known or potential collection issues and (2) applying an estimated loss rate on the customer accounts with consideration of the aging of the receivable balances, customer payment patterns during the year and subsequent to year-end. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted. In the event that we believe an account receivable will become uncollectible, we record additional provision to increase the allowance for doubtful accounts. The accounting effect of this entry is a charge to income. As of December 31, 2012, the balance of allowance for doubtful accounts was US$9.0 million. During the year ended December 31, 2012, we recorded a reversal of the allowance for doubtful accounts in the amount of US$6.3 million, which was primarily related to successful settlement of past due accounts receivable from certain distributors for which we had previously assessed collection to be doubtful. If the financial condition of our distributors deteriorates in future, we would make further allowance for doubtful accounts, which could be significant. Furthermore, the financial condition deterioration of our distributors, in turn, directly affects our revenue recognition. One of the criteria to recognize revenues is that the collectability of the receivable is reasonably assured. As such, deteriorating payment ability of our distributors could result in revenue recognition of our product sales being delayed, generally until the receipt of cash.

Currently, we provide credit terms of six months to all of our approved distributors. Our regular liquid crop nutrient product is most commonly applied by directly spraying onto leaves of crops in the second and third quarters, which correspond to the growing seasons for most crops in most parts of China. Accordingly, the sales during the second and third quarters usually represent 70-80% of our total annual sales. Therefore, there is usually higher balance of accounts receivable at December 31.

As of December 31, 2012, our gross accounts receivable was US$302.6 million, of which US$114.9 million were past our six-month credit term, representing 38.0% of total gross account receivable balance as of December 31, 2012 and 25.9% of our sales in 2012. The ageing of gross accounts receivable as of December 31, 2012 and December 31, 2011 was:

Receivable Ageing	December 31, 2012%			December 31, 2011%

Current:
0-3 months	US$	62,258,015	20.6%	US$	39,960,713	23.7%
3-6 months		125,453,713	41.4%		117,318,791	69.5%
Subtotal		187,711,728	62.0%		157,279,504	93.2%

Past due:
Past due 0-30 days		41,961,730	13.9%		11,572,602	6.8%
Past due over 30 days		72,935,264	24.1%		-	-
Subtotal		114,896,994	38.0%		11,572,602	6.8%

Total		302,608,722	100.0%		168,852,106	100.0%

As of March 29, 2013, approximately US$225 million had been collected from our distributors, including US$218 million of the accounts receivable outstanding at December 31, 2012. All the past due accounts at December 31, 2012 were subsequently collected.

Although we believe the allowance for doubtful accounts is adequate to cover the losses in our accounts receivable position at December 31, 2012, additional losses would be required if we are unable to collect the remaining balance of our accounts receivable.

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

Inventories also include finished goods shipped to certain customers for which the related revenue was not recognized since collectability was not reasonably assured at time of shipment in accordance with our accounting policy on revenue recognition. When we determine the finished goods will not be recovered through subsequent cash collection or other means, such as repossession, we record a write down of the cost of the inventory. If we are unsuccessful in recovering the cost of the inventory through collecting cash from the distributors or repossessing the finished goods, inventory write-downs would be recorded.

Fair Value of Warrants

The fair values of the warrants are summarized as follows:

	April Warrants	September Warrants	May Warrants
Fair value of Warrant per share (US$) at:
Date of issuance	1.07	2.08	0.95
December 31, 2011	2.11	2.16	N/A
December 31, 2012	-	4.29	N/A

The fair values of the warrants outstanding as of December 31, 2012 and 2011 were determined based on the Binominal option pricing model, using the following key assumptions:

	December 31, 2012				December 31, 2011
	April Warrants		September Warrants		April Warrants		September Warrants

Expected volatility		-		45%		65.5%		64.1%

Expected dividends yield		-		0%		0%		0%

Time to maturity		-		0.7years		1.3 years		1.7 years

Risk-free interest rate per annum		-		0.063%		1.202%		1.202%

Fair value of underlying common shares (per share)	US$	5.83	US$	5.83	US$	3.52	US$	3.52

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

In October 2011, we granted 1,166,333 restricted shares to management and independent directors of our in accordance with the Plan. Management was granted 1,073,000 shares, and the independent directors were granted 93,333 shares on October 10, 2010. The restricted shares vested in October 2012.

Probability of Redemption of the Redeemable Series A Convertible Preferred Shares

At the date of issuance, we recognized our redeemable Series A convertible preferred shares at their fair value. Under the terms of the Series A preferred share agreement, the redeemable Series A convertible preferred share becomes redeemable upon the occurrence of certain events, the most significant being if for the years ended December 31, 2011, 2012, 2013 and 2014, the Company does not meet the “Income Threshold”, as defined and prescribed in the security purchase agreement.

For the years ended December 31, 2011 and 2012, our net income (as adjusted for exclusion of certain items as defined in the security purchase agreement) exceeded the 2011 and 2012 “Income Threshold”, respectively. Accordingly, the redeemable Series A convertible preferred shares are not currently redeemable.

In addition, since we believe we will meet the “Income Threshold” of US$121 million for the year ending December 31, 2013 and US$145 million for the year ending December 31, 2014, we have concluded it is not probable that the redeemable Series A convertible preferred shares will become redeemable. As a result, we have not adjusted the initial carrying value of the redeemable Series A convertible preferred shares.

The determination of the probability that the redeemable Series A convertible preferred shares will become redeemable required us to project net income (as adjusted for exclusion of certain items) for the year ending December 31, 2013 and 2014. The calculation of net income (as adjusted for exclusion of certain items) for the year ending December 31, 2013 and 2014 required us to consider various estimates and assumptions, including among other things, future market demand, revenue growth rates of different products, unit costs of raw materials, production capacity and utilization ratio, gross margin percentages, operating expenses to revenues ratio, projected working capital needs, capital expenditures forecasts, interest rate and income tax rate.

We would be obligated to redeem all or a portion of the redeemable Series A convertible preferred shares if the actual net income (as adjusted for exclusion of certain items) of any fiscal year of 2013 and 2014 is lower than the specified “Income Threshold”. See Risk Factors, Upon the occurrence of certain events, we may be required to redeem all or a portion of the convertible preferred stock.

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

Interest Rate Risk

We have not been, nor do we anticipate being, exposed to material risks due to changes in interest rates. Our risk exposure to changes in interest rates relates primarily to the interest income generated by cash deposited in interest-bearing savings accounts. We have not used, and do not expect to use in the future, any derivative financial instruments to hedge its interest risk exposure. However, our future interest income may fall short of its expectation due to changes in interest rates in the market.

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

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 (“the Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective as of December 31, 2012.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that our Company maintained effective internal control over financial reporting as of December 31, 2012.

KPMG, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012 as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Yongye International, Inc.:

We have audited Yongye International, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Yongye International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Yongye International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Yongye International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated April 1, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Hong Kong, China

April 1, 2013

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

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Directors and Executive Officers of Our Company” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and “-Role of the Audit Committee” in our Proxy Statement related to the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

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

ITEM 11. Executive Compensation

The information appearing under the headings “Director Compensation” and “Executive Compensation” in our Proxy Statement related to the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our Company.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Management and Certain Beneficial Owners,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Executive Compensation - Options and Stock Appreciation Rights,” in each case in our Proxy Statement related to the 2012 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, Director Independence

On January 4, 2011, the Company entered into an operating lease with Inner Mongolia Yongye for a research and development activity facility in Beijing, PRC for the period from January 4, 2011 to December 31, 2011. A new operating lease was entered on January 4, 2012 for the period from January 4, 2012 to December 31, 2012 that covered a larger facility area. The lease expense for the research and development facility paid to Inner Mongolia Yongye was US$253,501 and US$160,470 for the year ended December 31, 2012 and 2011, respectively. The operating lease was renewed on January 3, 2013 for the period from January 4, 2013 to December 31, 2013.

In April 2012, Yongye Nongfeng obtained the short-term bank loan of RMB 100,000,000 (equivalent to US$15,851,377) with fixed annual interest rate of 8.528% from China Everbright Bank. The short-term bank loan is guaranteed by the Company’s Chairman and his wife, and is due on April 28, 2013.

On October 15, 2012, the Company’s Board of Directors received a Proposal Letter from the Buyer Parties to acquire all of the outstanding shares of common stock of the Company not currently owned by the Buyer Parties (the “Publicly Held Shares”) in a going private transaction for $6.60 per share of common stock in cash, subject to certain conditions. According to the Proposal Letter, an acquisition vehicle will be formed for the purpose of completing the acquisition, and the acquisition is intended to be financed through a combination of debt and equity capital. Equity financing would be provided by the Buyer Parties or their affiliates in the form of cash and/or rollover equity in the Company. Debt financing will be primarily provided by third party financial institutions. A Special Committee of the Board of the Directors has retained Cleary Gottlieb Steen & Hamilton LLP as its legal counsel and Houlihan Lokey as its independent financial advisor to assist it in consideration of such matters. No decisions have been made by the Special Committee with respect to the Company’s response to the Proposal Letter.

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

ITEM 14. Principal Accountant Fees and Services

The information required by this item is included under the captions “Proposal No. 2: Ratification of Appointment of the Independent Public Accountants - Audit Fees” and “-Pre-Approval Policies and Procedures” in our Proxy Statement related to the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description
2.1	Share Exchange Agreement, dated as of April 17, 2008.(1)
2.2	Articles of Merger with Agreement and Plan of Merger.(6)
3.1	Amended Articles of Incorporation.(1)
3.2	Articles of Merger with Agreement and Plan of Merger.(6)
3.3	Bylaws.(5)
3.4	Certificate of Designation. (10)
4.1	Form of Investor Warrant (i).(1)
4.2	Form of Investor Warrant (ii).(1)
4.3	Form of Placement Agent Warrant.(5)
4.4	Registration Rights Agreement, dated as of April 17, 2008.(1)
4.5	Registration Rights Agreement, dated as of September 5, 2008.(2)
4.6	Registration Rights Agreement, dated as of May 9, 2009.(3)
4.7	Registration Rights Agreement, dated as of May 29, 2011. (10)
10.1	Securities Purchase Agreement, dated as of April 17, 2008.(1)
10.2	Cooperation Agreement dated January 15, 2008 by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and Yongye Nongfeng Biotechnology Co., Ltd.(1)
10.3	Sino-foreign Cooperative Joint Venture Contract, dated November 16, 2007 by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and Asia Standard Oil Limited.(1)
10.4	Supplemental Agreement to the Sino-foreign Cooperative Joint Venture Contract by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and Asia Standard Oil Limited.(1)
10.5	Securities Purchase Agreement, dated as of September 5, 2008.(2)
10.6	Make Good Escrow Agreement, dated as of September 5, 2008.(2)
10.7	Securities Purchase Agreement, dated as of May 8, 2009.(3)
10.8	Employment Contract of Zishen Wu, dated as of March 12, 2012 (effective January 1, 2010), and amendments thereto. (11)
10.9	Employment Contract of Sam (Yue) Yu, dated as of March 12, 2012 (effective March 25, 2009), and amendment thereto. (11)
10.10	Employment Contract of Nan Xu, dated as of March 12, 2012 (effective September 1, 2011). (11)
10.11	Form of Non-Independent Director Contract.(5)
10.12	Form of Independent Director Contract.(5)
10.13	Form of Vehicle Usage Agreement. (8)
10.14	Working Capital Loan Contract dated April 2, 2011, by and between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch. (9)
10.15	Working Capital Loan Contract dated April 18, 2011, by and between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch. (9)
10.16	Maximum Amount Guarantee Contract dated April 2, 2011, by and between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch. (9)
10.17	Comprehensive Credit Facility Agreement dated April 2, 2011, by and between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch. (9)
10.18	Securities Purchase Agreement, dated as of May 29, 2011. (10)
10.19	Stockholders’ Agreement, dated as of May 29, 2011. (10)
10.20	Pledge Agreement, dated as of May 29, 2011. (10)
10.21	Loan Agreement dated December 23, 2011 by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and China Citic Bank, Hohhot Branch. (11)
10.22	Maximum Amount Pledge Contract; dated December 23, 2011, by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and China Citic Bank, Hohhot Branch. (11)
10.23	Loan Agreement dated December 26, 2011 by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and China Citic Bank, Hohhot Branch. (11)

10.24	Personal Property Pledge Contract, dated December 23, 2011, by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and China Citic Bank, Hohhot Branch. (11)
10.25	Working Capital Loan Agreement dated April 28, 2012 between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch. (12)
10.26	Maximum Amount Guarantee Contract dated April 28, 2012 between Zishen Wu and China Everbright Bank, Hohhot Branch. (12)
10.27	Maximum Amount Guarantee Contract dated April 28, 2012 between Ping Yi and China Everbright Bank, Hohhot Branch. (12)
10.28	Working Capital Loan Contract dated June 20, 2012 between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China International Trust and Investment Corporation (CITIC), Hohhot Branch. (12)
10.29	Working Capital Loan Contract dated November 13, 2012 between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and Shanghai Pudong Development Bank.*
10.30	Guarantee Engagement Contract between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and Inner Mongolia Dinxing Guarantee Co., Ltd.*
10.31	Counter-Guarantee Pledge Contract between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and Inner Mongolia Dinxing Guarantee Co., Ltd.*
10.32	Domestic Letter of Credit Financing Master Agreement dated December 5, 2012 between Inner Mongolia Yongye Nongfeng Biotechnology Co., Ltd. and China International Trust and Investment Corporation (CITIC), Hohhot Branch.*
10.33	Fufaiting Financing Contract dated December 5, 2012 between Inner Mongolia Yongye Nongfeng Biotechnology Co., Ltd. and China International Trust and Investment Corporation (CITIC), Hohhot Branch.*
14	Code of Ethics.(7)
21	Subsidiaries of the Registrant.*
23	Consent of KPMG, an independent registered public accounting firm.*
99.1	Certificate of Scientific and Technological Advancements granted by the Inner Mongolia Autonomous Region Science and Technology Bureau, dated December 8, 2008.(5)
99.2	Consent of Scientific and Technological Advancements granted by the Inner Mongolia Autonomous Region Science and Technology Bureau, dated December 8, 2008.(5)
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
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

101	Interactive Data Files**

* Filed Herewith.

** IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION OF RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILES IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

(1)	Incorporated by reference herein to the Report on Form 8-K filed on April 22, 2008.

(2)	Incorporated by reference herein to the Company’s Registration Statement on Form S-1/A (Reg. No. 333-150949) filed with the Securities and Exchange Commission on September 9, 2008.

(3)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2009.

(4)	Incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2009.

(5)	Incorporated by reference herein to the Company’s Registration Statement on Form S-1 (Reg. No. 333-159892) filed with the Securities and Exchange Commission on June 11, 2009.

(6)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2009.

(7)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2009.

(8)	Incorporated by reference herein to the Company’s Registration Statement on Form S-1/A (Reg. No. 333-159892) filed with the Securities and Exchange Commission on August 13, 2009.

(9)	Incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2011.

(10)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2011.

(11)	Incorporated by reference herein to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2012.

(12)	Incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

YONGYE INTERNATIONAL, INC.

Date: April 1, 2013	By:	/s/ Zishen Wu
Name: Zishen Wu
Title: Chief Executive Officer

Date: April 1, 2013	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 1, 2013	By:	/s/ Zishen Wu
Name: Zishen Wu
Title: Chief Executive Officer and Chairman (principal executive officer)

Date: April 1, 2013	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Officer (principal financial and accounting officer)

Date: April 1, 2013	By:	/s/ Nan Xu
Name: Nan Xu
Title: Director

Date: April 1, 2013	By:	/s/ Homer Sun
Name: Homer Sun
Title: Director

Date: April 1, 2013	By:	/s/ Xiaochuan Guo
Name: Xiaochuan Guo
Title: Director

Date: April 1, 2013	By:	/s/ Rijun Zhang
Name: Rijun Zhang
Title: Director

Date: April 1, 2013	By:	/s/ Xindan Li
Name: Xindan Li
Title: Director

Date: April 1, 2013	By:	/s/ Sean Shao
Name: Sean Shao
Title: Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Yongye International, Inc.:

We have audited the accompanying consolidated balance sheets of Yongye International, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yongye International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Yongye International, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 1, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG

Hong Kong, China

April 1, 2013

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	December 31, 2012		December 31, 2011
Current assets
Cash		US$	44,511,404	US$	81,154,880
Restricted cash			40,000		40,000
Accounts receivable, net of allowance for doubtful accounts	3		293,600,762		153,629,522
Inventories	4		118,693,596		86,117,000
Deposits to suppliers	5		24,048,028		2,664,360
Prepaid expenses			312,648		4,954,359
Other receivables			1,189,633		385,263
Deferred tax assets	19		11,591,797		2,283,388
Total Current Assets			493,987,868		331,228,772

Property, plant and equipment, net	6		26,224,957		21,929,444
Intangible assets, net	7		18,909,349		21,649,890
Land use right, net	8		4,807,313		6,129,151
Prepayment for mining project	9		35,792,410		35,511,520
Distributor vehicles	10		44,125,293		31,621,465
Goodwill	11		-		10,694,636
Total Assets		US$	623,847,190	US$	458,764,878

Current liabilities
Short-term bank loans	12	US$	50,857,163	US$	28,308,563
Long-term loans and payables - current portion	13		9,149,280		4,279,234
Capital lease obligations - current portion	14		395,878		-
Accounts payable			12,364,193		13,098,183
Income tax payable			3,196,078		3,161,538
Advance from customers			154,944		4,095,580
Accrued expenses	15		31,389,630		4,437,220
Other payables	16		2,828,262		3,159,070
Derivative liabilities - fair value of warrants	17		348,364		317,183
Total Current Liabilities			110,683,792		60,856,571

Long-term loans and payables	13		10,254,922		7,464,683
Capital lease obligations - non-current	14		2,134,155		-
Other non-current liability	19		6,683,802		4,297,842
Deferred tax liabilities	19		6,618,794		4,857,800
Total Liabilities		US$	136,375,465	US$	77,476,896

Redeemable Series A convertible preferred shares: par value $.001; 7,969,044 shares authorized; 6,079,545 shares and 5,681,818 shares issued and outstanding as of December 31, 2012 and 2011, respectively	17	US$	51,208,657	US$	49,399,990

Equity
Common stock: par value $.001; 75,000,000 shares authorized; 50,604,026 shares and 49,370,711 shares issued and outstanding at December 31, 2012 and 2011, respectively	17	US$	50,604	US$	49,371
Additional paid-in capital			154,792,050		150,654,849
Retained earnings			240,679,395		148,804,997
Accumulated other comprehensive income			19,950,447		17,078,758
Total equity attributable to Yongye International, Inc.			415,472,496		316,587,975
Noncontrolling interest			20,790,572		15,300,017
Total Equity		US$	436,263,068	US$	331,887,992
Commitments and Contingencies	21		-		-

Total Liabilities, Redeemable Series A convertible preferred shares and Equity		US$	623,847,190	US$	458,764,878

The accompanying notes are an integral part of these consolidated financial statements.

 YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		For the Years Ended
	Note	December 31, 2012		December 31, 2011		December 31, 2010

Sales		US$	442,986,604	US$	390,379,489	US$	214,091,716

Cost of sales			180,614,350		162,078,410		94,833,834

Gross profit			262,372,254		228,301,079		119,257,882

Selling expenses			104,036,345		73,886,542		40,612,300

Research and development expenses			16,575,976		13,130,627		4,852,004

General and administrative expenses, including a reversal of allowance for doubtful accounts of US$6,332,022 , US$ nil and US$ nil for the year ended December 31, 2012, 2011 and 2010, respectively			14,123,521		35,694,045		13,994,936

Impairment loss of goodwill	11		10,774,106		-		-

Income from operations			116,862,306		105,589,865		59,798,642

Other (expenses)/income
Interest expense			(4,193,909)		(1,429,111)		(86,440)
Interest income			455,269		123,054		60,904
Subsidy income			9,506,306		2,973,362		3,081,049
Other (expenses)/income, net			(496,014)		223,496		(613,105)
Change in fair value of derivative liabilities	17		(296,822)		719,085		(41,212)

Total other income, net			4,974,830		2,609,886		2,401,196

Earnings before income tax expense			121,837,136		108,199,751		62,199,838

Income tax expense	19		22,803,881		18,407,554		10,867,857

Net income			99,033,255		89,792,197		51,331,981

Less: Net income attributable to the noncontrolling interest			5,350,190		4,930,571		2,895,055

Net income attributable to Yongye International, Inc.			93,683,065		84,861,626		48,436,926

Net income per share of common stock:
Basic	23	US$	1.62	US$	1.57	US$	1.05
Diluted	23	US$	1.62	US$	1.55	US$	1.05

Weighted average shares used in computation:
Basic	23		49,645,273		49,055,252		46,119,772
Diluted	23		49,645,273		49,161,073		46,308,924

Net income			99,033,255		89,792,197		51,331,981
Other comprehensive income
Foreign currency translation adjustment, net of US$ nil income taxes			3,012,054		10,951,316		6,595,296

Comprehensive income			102,045,309		100,743,513		57,927,277
Less: Comprehensive income attributable to the noncontrolling interest			5,490,555		5,426,935		3,195,684
Comprehensive income attributable to Yongye International, Inc.		US$	96,554,754	US$	95,316,578	US$	54,731,593

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

															Equity
													Accumulated		attributable to
		Redeemable Series A Convertible						Additional					Other		Yongye
		Preferred Shares			Common Stock			Paid-in		Subscription	Retained		Comprehensive		International,		Noncontrolling		Total
	Note	Shares	Amount		Shares	Amount		Capital		receivable	Earnings		Income		Inc.		Interest		Equity
Balance as of January 1, 2010		-		-	44,532,241		44,532	US$	118,583,308	(8,550,000)	US$	15,506,445	US$	329,139	US$	125,913,424	US$	6,677,398	US$	132,590,822
Net income		-		-	-		-		-	-		48,436,926		-		48,436,926		2,895,055		51,331,981
Other comprehensive income		-		-	-		-		-	-		-		6,294,667		6,294,667		300,629		6,595,296
Subscription received		-		-	-		-		-	8,550,000		-		-		8,550,000		-		8,550,000
Stock issued for acquiring Customer List		-		-	3,600,000		3,600		21,236,400	-		-		-		21,240,000		-		21,240,000
Stock compensation to management and independent directors	17	-		-	-		-		4,310,640	-		-		-		4,310,640		-		4,310,640
Warrants exercised	17	-		-	54,803		55		469,491	-		-		-		469,546		-		469,546
Balance as of December 31, 2010		-	US$	-	48,187,044	US$	48,187	US$	144,599,839	-	US$	63,943,371	US$	6,623,806	US$	215,215,203	US$	9,873,082	US$	225,088,285
Net income		-		-	-		-		-	-		84,861,626		-		84,861,626		4,930,571		89,792,197
Other comprehensive income		-		-	-		-		-	-		-		10,454,952		10,454,952		496,364		10,951,316
Stock compensation to management and independent directors	17	-		-	1,183,667		1,184		6,055,010	-		-		-		6,056,194		-		6,056,194
Issuance of redeemable Series A convertible preferred shares	17	5,681,818		49,399,990	-		-		-	-		-		-		-		-		-
Balance as of December 31, 2011		5,681,818	US$	49,399,990	49,370,711	US$	49,371	US$	150,654,849	-	US$	148,804,997	US$	17,078,758	US$	316,587,975	US$	15,300,017	US$	331,887,992
Net income		-		-	-		-		-	-		93,683,065		-		93,683,065		5,350,190		99,033,255
Other comprehensive income		-		-	-		-		-	-		-		2,871,689		2,871,689		140,365		3,012,054
Stock compensation to management and independent directors	17	-		-	1,166,333		1,166		3,768,512	-		-		-		3,769,678		-		3,769,678
Warrants exercised	17	-		-	66,982		67		368,689	-		-		-		368,756		-		368,756
Paid-in-kind dividends on redeemable Series A convertible preferred shares		397,727		1,808,667					-			(1,808,667)		-		(1,808,667)		-		(1,808,667)
Balance as of December 31, 2012		6,079,545	US$	51,208,657	50,604,026	US$	50,604	US$	154,792,050	-	US$	240,679,395	US$	19,950,447	US$	415,472,496	US$	20,790,572	US$	436,263,068

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2012		December 31, 2011		December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	US$	99,033,255	US$	89,792,197	US$	51,331,981
Adjustments to reconcile net income to net cash (used in)/ provided by operating activities:
Depreciation and amortization		15,680,481		8,574,526		3,723,839
Loss on sale of property, plant and equipment		11,269		-		-
Impairment loss of goodwill		10,774,106		-		-
(Reversal)/provision of allowance for doubtful accounts		(6,332,022)		14,973,439		-
Change in fair value of derivative liabilities		296,822		(719,085)		41,212
Stock compensation expense		3,769,678		6,056,194		4,310,640
Deferred tax benefit		(10,974,693)		(2,639,450)		(154,767)
Changes in operating assets and liabilities:
Accounts receivable		(132,358,082)		(139,381,935)		(19,252,818)
Inventories		(31,880,264)		(17,326,312)		(21,859,880)
Deposit to suppliers		(21,162,361)		8,299,720		(4,436,327)
Prepaid expenses		4,676,605		(4,128,949)		(603,146)
Other receivables		(801,090)		390,750		(354,500)
Distributor Vehicles		(5,633,992)		(9,866,857)		(6,076,207)
Accounts payable- related party		-		-		(887,614)
Accounts payable- third parties		(837,196)		6,616,383		5,628,946
Income tax payable		2,360,375		1,060,140		1,868,346
Advance from customers		(3,971,143)		3,966,320		29,934
Accrued expenses		26,905,759		1,307,892		2,444,434
Other payables		(935,892)		1,821,586		137,178
Net Cash (Used in)/Provided by Operating Activities		(51,378,385)		(31,203,441)		15,891,251

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash		-		-		(40,000)
Payment for intangible asset		-		(3,000,000)		-
Prepayment for mining project		-		-		(33,309,976)
Payment for land use right		-		(1,807,699)		-
Government subsidy received for land use right		1,245,326		-		-
Proceeds from sale of property, plant and equipment		8,873		-		93,412
Purchase of property, plant and equipment		(3,001,749)		(2,264,361)		(11,028,190)
Purchase of property, plant and equipment from a related party		-		-		(1,677,532)
Net Cash Used in Investing Activities		(1,747,550)		(7,072,060)		(45,962,286)

	December 31, 2012		December 31, 2011		December 31, 2010
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from short-term bank loans		50,832,990		43,314,821		-
Repayment of short term loans		(28,518,918)		(15,469,579)		(2,950,396)
Repayment of long-term loans and payables		(6,416,977)		(1,738,717)		(712,391)
Proceeds from common stock issued and warrants exercised		103,115		-		8,634,397
Proceeds from preferred shares, net of issuance cost of $600,010		-		49,399,990		-
Repayment for capital lease obligations		(87,467)		-		-
Net Cash Provided by Financing Activities		15,912,743		75,506,515		4,971,610
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH		569,716		2,010,397		1,494,713
NET (DECREASE)/ INCREASE IN CASH		(36,643,476)		39,241,411		(23,604,712)
Cash at beginning of year		81,154,880		41,913,469		65,518,181
Cash at end of year	US$	44,511,404	US$	81,154,880	US$	41,913,469

Supplemental cash flow information:
Cash paid for income taxes	US$	31,756,081	US$	19,986,864	US$	9,154,278
Cash paid for interest expense		4,847,983		1,386,763		93,402

Noncash investing and financing activities:
Acquisition of property, plant and equipment under capital leases		2,617,541		-		-
Acquisition of distributor vehicles by assuming long-term loans and payables		13,980,773		11,554,688		525,739
Acquisition of property, plant and equipment included in other payables		1,463,905		980,169		1,852,473
Issuance of paid-in-kind dividends on redeemable Series A convertible preferred shares		1,808,667		-		-
Acquisition of property, plant and equipment by assuming long-term loans and payables		-		189,229		315,426
Exercise of warrants that were liability classified		265,641		-		385,149

The accompanying notes are an integral part of these consolidated financial statements

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011and 2010

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

Yongye International, Inc. (the “Company”) was incorporated in the State of Nevada on December 12, 2006. On April 17, 2008, the Company and the Company’s then principal shareholder entered into a share exchange agreement (the “Exchange Agreement”) with Fullmax Pacific Limited (“Fullmax”), a privately held investment holding company organized on May 23, 2007 under the laws of the British Virgin Islands and all the shareholders of Fullmax (the Fullmax Shareholders”). Pursuant to the terms of the Exchange Agreement, the Fullmax Shareholders transferred to the Company all of their shares in exchange for 11,444,755 shares of the Company’s common shares (the “Share Exchange”). As a result of the Share Exchange, Fullmax became a wholly-owned subsidiary of the Company and the Fullmax Shareholders received approximately 84.7% of the Company’s issued and outstanding common shares. Immediately prior to the date of the Share Exchange, the Company was a publicly listed shell entity with no operations and a nominal amount of cash and, Fullmax, through its wholly-owned subsidiary, Asia Standard Oil Limited (“ASO”) and indirect subsidiary, Yongye Nongfeng Biotechnology Co., Ltd. (“Yongye Nongfeng”), was engaged in the sale of fulvic acid based liquid and powder nutrient compounds. The Share Exchange was accounted for as a reverse recapitalization, equivalent to the issuance of stock by Fullmax for the net monetary assets of the Company accompanied by a recapitalization.

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

On July 20, 2010, Yongye Nongfeng set up a wholly-owned subsidiary, Inner Mongolia Yongye Fumin Biotechnology Co., Ltd. (“Yongye Fumin”), with registered capital of US$14,731,880 (equivalent to RMB 100 million). Yongye Fumin is engaged in the manufacturing and sale of fulvic acid based liquid and powder nutrient compounds. Yongye Fumin was established to expand the production capacity for fulvic acid based liquid and powder nutrient compounds, and to produce humic acid using lignite coal (See Note 9). The construction of the production plant of Yongye Fumin, which is located in Wuchuan County, was completed in the fourth quarter of 2010.

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

During the year ended December 31, 2012, the Company began to sell two new products, a crop seed nutrient product and a crop root nutrient product named “Zhongbaosheng” and “Qianggenbao”, respectively. During the year ended December 31, 2012, revenue from the two new products was approximately US$71 million.

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

Inventories also include finished goods shipped to certain customers for which the related revenue was not recognized since collectability was not reasonably assured at time of shipment in accordance with the Company’s accounting policy on revenue recognition. The Company records a write down of the cost of these finished goods, when it is determined that the finished goods will not be recovered through subsequent cash collection or other means, such as repossession.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Property, plant and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation on property, plant and equipment other than leasehold improvements is calculated on the straight-line method over the estimated useful lives of the assets. Amortization on leasehold improvements is calculated on the straight-line method over the estimated useful life or lease period, whichever is shorter. Property, plant and equipment held under capital leases are amortized in a manner consistent with the Company’s normal depreciation policy for owned assets. Estimated useful lives are as follows:

Buildings	30 years
Machinery and equipment	10 years
Office equipment and furniture	5 years
Vehicles	5-10 years
Software	10 years
Leasehold improvements	3 years

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

REVENUE RECOGNITION

The Company mainly manufactures and sells two principal products which are liquid crop nutrient products and powder animal nutrient product. Sales of liquid crop nutrient were US$438,375,997, US$386,166,674 and US$207,514,478 for the years ended December 31, 2012, 2011 and 2010, respectively. Sales of powder animal nutrient were US$4,610,607, US$4,212,815 and US$6,577,238 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company sells its products primarily through approved distributors. As of December 31, 2012, 2011 and 2010, the Company sold its products to 25 approved distributors.

Revenue on product sales is recognized when:

•	Persuasive evidence of an agreement with the customer exists which is evidenced by signed distributor sales contract;

•	Delivery of the products has occurred and accepted by the customers, which is evidenced by goods receipt notes signed by the customers. According to the distributor sales contracts between the Company and its customers, the risks and rewards of ownership of the products is transferred to the customers upon the issuance of the goods receipt notes and there are no rights of return that may be exercised at will by the customers (other than for defective products). After the goods receipt notes are signed, the Company has no remaining obligations that affect the customers’ acceptance of the products. For the years ended December 31, 2012, 2011 and 2010, there was no sales return from the customers;

•	The selling price, which is specified in the distributor sales contract, is fixed. Under the distributor sales contract, upon the sale of the products to the customers and the issuance of the good receipts notes, the Company has the legal enforceable right to receive full payment of the sales amount. The customers’ obligation to pay the Company is not dependent on the customer selling the products or collecting cash from their customers (or end users); and

•

Collectability at time of delivery for sales is reasonably assured. To the extent, the Company determines that collectability is not reasonably assured at time of delivery of the products to the distributors, revenue is not recognized until the Company determines that collectability is reasonably assured. Until that time product sales are recognized as revenue when cash is received for the delivered products. As a matter of business practice, the Company provides credit term up to six months to customers with well-established trading records, which the Company believes is also the credit term offered by other PRC’s manufacturing companies in the agricultural nutrient industry.

OPERATING LEASE

The Company leases office premises under non-cancelable operating leases. Payments made under operating leases are charged to the consolidated statements of comprehensive income on a straight-line basis over the lease term.

ADVERTISING COSTS

Advertising costs are expensed as incurred and included in selling expenses. Advertising costs for the years ended December 31, 2012, 2011 and 2010 were US$23,696,245, US$31,283,339 and US $27,253,854, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Research and development costs for the years ended December 31, 2012, 2011 and 2010 were US$16,575,976, US$13,130,627 and US$4,852,004, respectively.

SUBSIDY INCOME

Subsidy income is recognized when there is reasonable assurance that the Company complied with the conditions attaching to them and the subsidy is received. Subsidy income for the purpose of giving immediate financial support to the Company with no future related costs is recognized as other income in the Company’s consolidated statements of comprehensive income.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2012, 2011 and 2010.

GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  Goodwill is not amortized, but is instead tested for impairment. Goodwill is reviewed for impairment annually in accordance with the provisions of FASB ASC Topic 350, Intangibles - Goodwill and Other. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company determines it has one reporting unit, which is the Company as a whole. Fair value of the reporting unit is determined based on the income approach which is applied using a present value technique and also considers quoted market price of the Company’s common stock. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The Company performs its annual goodwill impairment test on each September 30, and when a triggering event occurs between annual impairment tests. The Company recognized a goodwill impairment loss of US$10,774,106 for the year ended December 31, 2012 as described in Note 11. No impairment of goodwill was recorded for the years ended December 31, 2011 and 2010.

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

The Company has elected to classify interest related to underpayment of income taxes and penalties related to unrecognized tax benefits, if and when required, as a component of income tax expense in the consolidated statements of comprehensive income.

EMPLOYEE BENEFIT PLANS

Pursuant to relevant PRC regulations, Yongye Nongfeng and Yongye Fumin are required to make contributions to various defined contribution plans organized by municipal and provincial PRC governments. The contributions are made for each PRC employee at rates ranging from 40.8% to 42.8% on a standard salary base as determined by the local social security bureau. Contributions to the defined contribution plans are charged to the consolidated statements of comprehensive income when the related service is provided. For the years ended December 31, 2012, 2011 and 2010, contributions to the defined contribution plans were US$426,367 US$367,824 and US$322,266, respectively.

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

FAIR VALUE MEASUREMENTS

The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1 Inputs: Unadjusted quoted prices for identical assets or liabilities in active markets accessible to the Company at the measurement date.

•	Level 2 Inputs: Other than quoted prices included in Level 1, inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The fair value measurement level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company did not have any nonfinancial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2012, 2011 and 2010.

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

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2012 and 2011 consisted of the following:

	December 31, 2012		December 31, 2011

Accounts receivable	US$	302,608,722	US$	168,852,106
Less: allowance for doubtful accounts		(9,007,960)		(15,222,584)
Total	US$	293,600,762	US$	153,629,522

There was no write-off of accounts receivable for the years ended December 31, 2012, 2011 and 2010. As of March 29, 2013, US$218 million of the accounts receivable outstanding at December 31, 2012 were subsequently collected.

The activities in the allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010 are as follows:

	For the Years Ended
	December 31, 2012		December 31, 2011		December 31, 2010

Allowance for doubtful accounts at beginning of year	US$	15,222,584	US$	-	US$	-
Charged to bad debt expense		-		14,973,439		-
Reversal of allowance for doubtful accounts, net		(6,332,022)		-		-
Foreign currency translation adjustment		117,398		249,145		-
Allowance for doubtful accounts at end of year	US$	9,007,960	US$	15,222,584	US$	-

Past due balances are reviewed individually for collectability. During the year ended December 31, 2012, the entire accounts receivable as of December 31, 2011, including all the past due accounts, were collected by the Company. As of December 31, 2012, the Company assessed its allowance for doubtful accounts and recorded a reversal of the allowance for doubtful accounts in the amount of US$6.3 million, which was included in general and administrative expenses. The reversal of the allowance for doubtful accounts primarily related to successful settlement of past due accounts receivable from certain distributors that management had previously assessed collection to be doubtful. The Company determines the adequacy of the allowance for doubtful accounts by considering the amount of historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute and past due, the accounts receivables aging and customers’ repayment patterns.

NOTE 4 - INVENTORIES

Inventories at December 31, 2012 and 2011 consisted of the following:

	December 31, 2012		December 31, 2011

Finished goods	US$	100,771,731	US$	75,073,119
Work in progress		16,508,149		10,028,719
Raw materials		1,090,665		805,534
Consumables and packing supplies		323,051		209,628
Total	US$	118,693,596	US$	86,117,000

As of December 31, 2012 and 2011, certain finished goods of US$2,377,707 and US$18,872,375, were pledged as security for a short-term bank loan (See Note 12), respectively. In addition, as of December 31, 2012 and 2011, finished goods included US$46,112,628 and US$6,340,411 of products that were sold to certain distributors for which the related revenue was not recognized in accordance with the Company’s accounting policy on revenue recognition. Revenues from sale of products to these distributors are not recognized until collectability is reasonably assured, which is demonstrated by a sufficient period of historical collection experience. Until that time, product sales to these distributors are recognized as revenue, with the related finished goods recognized in cost of sales when cash is received from the distributors. The balance of these finished goods as of December 31, 2011 has been subsequently recovered in 2012 through subsequent cash collection. Of the balance of these finished goods as of December 31, 2012, US$3 million was subsequently recovered through cash collection as of March 29, 2013.

NOTE 5 - DEPOSITS TO SUPPLIERS

The Company is required to pay deposits to the suppliers for the full amount of certain raw materials ordered. These raw materials primarily consist of lignite coal, chemical component materials and packing materials. The lignite coal and most chemical component materials will be consumed in the production process at Yongye Nongfeng and Yongye Fumin. As of December 31, 2012 and 2011, the deposits to suppliers for raw materials amounted to US$23,789,166 and US$2,616,231, respectively. As of December 31, 2012, the deposits included a deposit made to one supplier of US$23,577,625, which is expected to be delivered by April 2013 and consumed by the Company in the manufacturing process within a year. As of March 29, 2013, raw materials amounting to approximately US$15 million were subsequently received.

The Company’s decision to make advanced orders of raw materials is mainly based upon (1) the current and projected future market price of raw materials, (2) the demand and supply situation in the raw materials market, and (3) the forecasted demand of products.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2012 and 2011 consisted of the following:

	December 31, 2012		December 31, 2011

Buildings	US$	17,302,898	US$	14,329,776
Machinery and equipment		7,423,282		7,025,521
Office equipment and furniture		528,086		511,713
Vehicles		5,132,875		2,406,278
Software		26,090		19,909
Leasehold improvements		973,510		902,962
		31,386,741		25,196,159

Less: Accumulated depreciation and amortization		5,161,784		3,266,715

Total	US$	26,224,957	US$	21,929,444

Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2012, 2011 and 2010 was US$1,895,069, US$1,709,540 and US$872,324, respectively.

As of December 31, 2012 and 2011, four and sixteen vehicles with initial carrying amount of US$376,005 and US$794,984 were pledged as security for the long-term bank loans of US$94,647 and US$189,229, respectively. The bank loans were provided for the purchases of the vehicles (See Note 13).

As of December 31, 2012, 11 vehicles with initial carrying amount of US$2,617,541 were acquired under capital leases (See Note 14). Among these vehicles, 5 vehicles with initial carrying amount of US$1,218,465 were provided to the distributors in exchange for the distributors agreeing to comply with certain sales conditions under certain agreements (See Note 10).

As of December 31, 2012 and 2011, the Company pledged Yongye Nongfeng’s buildings with an initial carrying amount of approximately US$6.1 million as security for a short-term bank loan (See Note 12).

NOTE 7 - INTANGIBLE ASSETS

Intangible asset at December 31, 2012 and 2011 consisted of the following:

	December 31, 2012
	Weighted
	average	Gross				Net
	amortization	carrying			Accumulated	carrying
	period	amount			amortization	amount
Amortizing intangible assets:
Customer List	9 years	US$	26,102,399	US$	(7,250,666)	US$	18,851,733
Patent	10 years		115,232		(57,616)		57,616
Total		US$	26,217,631		(7,308,282)		18,909,349

	December 31, 2011
	Weighted
	average	Gross				Net
	amortization	carrying			Accumulated	carrying
	period	amount			amortization	amount
Amortizing intangible assets:
Customer List	9 years	US$	25,897,553	US$	(4,316,259)	US$	21,581,294
Patent	10 years		114,327		(45,731)		68,596
Total		US$	26,011,880		(4,361,990)		21,649,890

Amortization expense for the years ended December 31, 2012, 2011 and 2010 was US$2,946,292, US$2,945,372 and US$1,360,281, respectively. The estimated annual amortization expense for intangible asset in each of the next five years is US$2,911,791.

On July 1, 2010, Yongye Nongfeng entered into an agreement with its provincial level distributor in Hebei Province, the PRC (“Seller”) to purchase the Seller’s customer list, including the customer relationships (“Customer List”). The acquisition of the Customer List allows Yongye Nongfeng to sell its products to sub-provincial level or regional distributors in Hebei Province directly. The consideration of the Customer List was 3,600,000 shares of common stock of the Company which was issued in July 2010 and US$3 million cash. The US$3 million cash consideration was paid in March 2011.

The Company determined that a nine-year period to amortize the customer list was appropriate, following the pattern in which the expected benefits of the acquired asset will be consumed or otherwise used up. The Company’s contract period with its provincial distributors (including sub-provincial level distributors after the acquisition) generally is for a period of three-years. The Company believes that it has historical experience in renewing or extending similar distributor contracts, which is consistent with the intended use of the Customer List. There are no legal or regulatory provisions that limit the useful life of the Customer List or that cause the cash flows and useful life of the Customer List to be constrained. In addition, the Company expects the effect of obsolescence, demand, competition, and other economic factors to be minimal.

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

NOTE 8 - LAND USE RIGHT

As of December 31, 2012 and 2011, land use right represented:

	December 31, 2012		December 31, 2011

Land use right	US$	5,146,389	US$	6,342,142
Less: Accumulated amortization		339,076		212,991
Total	US$	4,807,313	US$	6,129,151

As of December 31, 2012 and 2011, the Company had pledged Yongye Nongfeng’s land use right with an original carrying amount of approximately US$4.5 million as security for a short-term bank loan (See Note 12). During the year ended December 31, 2012, the Company received a US$1.2 million refund relating to an existing land use right of Yongye Fumin from the local government.

NOTE 9 - PREPAYMENT FOR MINING PROJECT

On March 1, 2010, the Company entered into an agreement with its then major humic acid supplier, Wuchuan Shuntong Humic Acid Company Ltd. (“Vendor”), to acquire the permit for the rights to explore, develop and produce lignite coal resources (the Mineral Right”) in a certain area of Wuchuan County (the “Project Site”) for cash consideration of approximately RMB 240 million or USD $35 million. The permit allows the Company to complete all necessary administrative procedures and obtaining government approvals to acquire the Mineral Right. Pursuant to the agreement, Vendor is to assist the Company in completing all necessary administrative procedures and obtaining government approvals.

In August 2011, Inner Mongolia’s Ministry of Land and Resources granted the Company a Mineral Resource Exploration Permit which gives it exclusive exploration rights for the 29.74 square kilometer Project Site for an initial period of three years effective August 2, 2011. As of December 31, 2012, the Company has not obtained certain other government approvals, including Geologic Report and Geologic Exploration Report, for it to acquire the Mineral Right. During the year ended December 31, 2012, the Company engaged a third party mineral institute to assist the Company in obtaining Geological Exploration Report. The Company believes the cost to be incurred in completing the remaining administrative procedures and obtaining government approvals are not significant, and expects to receive the Geological Exploration Report in 2013. The Project Site in Wuchuan is located near Yongye Fumin’s production plant which manufactures the majority of the Company’s products. The Company believes the acquisition of the Mineral Right will allow it to secure a long term supply of humic acid, which is a major raw material used in the manufacture of fulvic acid based liquid and powder nutrient compounds, and which is sourced from lignite coals.

NOTE 10 – DISTRIBUTORS VEHICLES

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

The cost of these vehicles has been recorded as “Distributors vehicles” which is expensed over a five-year period in “Cost of Sales”. Amortization expense for the year ended December 31, 2012, 2011 and 2010 was US$10,694,365, US$3,463,483 and US$1,401,018, respectively. In addition, as of December 31, 2012 and 2011, distributor vehicles included an amount of US$6,618,794 and US$4,857,800 respectively, representing the tax effect of the difference between the amount paid for the vehicles and the tax basis of the assets.

NOTE 11 - GOODWILL

In accordance with FASB ASC Subtopic 350-20, Goodwill (“ASC 350-20”), goodwill is required to be tested for impairment annually and if an event or conditions occur that is more likely than not would cause the fair value of a reporting unit to be less than its carrying value.

The Company performs its annual goodwill impairment test on September 30 to identify if goodwill should be impaired.

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

The fair value of the reporting unit for step one was determined based on the income approach which is applied using a present value technique, and also considered the quoted market price of the Company’s common stock. The first step of the impairment test concluded that the carrying value of the Company’s reporting unit exceeded its fair value. As a result, the Company performed the second step of the goodwill impairment test for its reporting unit. The Company determined that the implied fair value of goodwill was nil. Therefore, a goodwill impairment loss of US$10,774,106 was recognized for the year ended December 31, 2012. No impairment was recognized in the year ended December 31, 2011 and 2010.

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

NOTE 12 - SHORT-TERM BANK LOANS

In December 2011, Yongye Nongfeng obtained two short-term bank loans of RMB 60,000,000 (equivalent to US$9,436,188) and RMB 120,000,000 (equivalent to US$18,872,375) from China Citic Bank. These two short-term bank loans carried a fixed annual interest rate of 7.93% and were pledged by certain inventories, land use right and buildings of Yongye Nongfeng. Yongye Nongfeng repaid the short-term loans in May and June 2012.

In April 2012, Yongye Nongfeng obtained a short-term bank loan of RMB 100,000,000 (equivalent to US$15,851,377) with fixed annual interest rate of 8.528% from China Everbright Bank. The short-term bank loan is guaranteed by the Company’s Chairman and his wife, and is due on April 28, 2013. In June 2012, Yongye Nongfeng obtained a short-term bank loan of RMB 60,000,000 (equivalent to US$9,510,826) with fixed annual interest rate of 8.203% from China CITIC Bank. The short-term bank loan is pledged by the land use right and building of Yongye Nongfeng, and is due on June 20, 2013. In November 2012, Yongye Nongfeng obtained a short-term bank loan of RMB 15,000,000 (equivalent to US$2,377,707) with fixed annual interest rate of 7.8% from Shanghai Pudong Development Bank and is due on November 18, 2013. The short-term bank loan is guaranteed by certain third parties (the “Guarantee Company”). Guarantee fee of RMB 300,000 (equivalent to US$47,532) was paid during the year ended December 31, 2012. The Company pledged certain finished goods as counter-guarantee to the Guarantee Company.

In December 2012, Yongye Nongfeng issued a letter of credit (“L/C”) to Yongye Fumin through China CITIC Bank with a par value of RMB 150,000,000 (equivalent to US$23,777,066) and a term of period of 6 months. Yongye Fumin immediately discounted the L/C to the bank and received RMB 145,837,500 (equivalent to US$23,117,253). The difference between the cash received and the par value amounting to RMB 4,162,500 (equivalent to US$659,814) was charged by the bank as interest. The cash received is recorded as a short-term bank loan with a period of 6 months. The interest charges are amortized during the period of the short-term bank loan.

NOTE 13 - LONG-TERM LOANS AND PAYABLES

As of December 31, 2012 and 2011, the long-term loans and payables consisted of the following:

	December 31, 2012		December 31, 2011

Vehicle loans-employees	US$	94,647	US$	189,229
Vehicle loans-distributors		19,309,555		11,554,688
Total	US$	19,404,202	US$	11,743,917

As of December 31, 2012 and 2011, vehicle loans-employees of US$94,647 and US$189,229, respectively, were secured by four and sixteen vehicles with initial carrying amount of US$376,005 and US$794,984, respectively. The vehicle loans are payable in monthly installments over three to five years. Interest rates on the loans range from 5.40% to 14.54% annually, and are subject to the change of the base interest rate prescribed by People’s Bank of China. The vehicle loans were obtained by individual employees of the Company after the Company made the initial down payment of the purchase price of the vehicles. The Company and the individual employees entered into trust agreements that stipulate that (i) the vehicles are legally registered under the individuals’ name, (ii) the Company has the rights of official use, (iii) the Company has the rights to the legal title of the vehicles at all times and entitles it to change the registered owner to the Company or designated third party at any time, (iv) the Company assumes the risk of loss, damage, penalty and other obligations related to the operation and ownership of the vehicle to the extent that the loss or damages were not caused by the individuals’ improper use of the vehicle, (v) the individuals have no right to sell, lease, lend or pledge the vehicles to any other person or entity, and (vi) the Company is obligated to repay the loans in full, and to bear the costs of the related repairs, maintenance, insurance and taxes. Consequently, the Company has recognized the cost of the vehicles as distributor vehicles and the loans as liabilities in its consolidated balance sheet.

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

The aggregate maturities of the long-term loans and payables for each of the five years subsequent to December 31, 2012 are: US$9,149,280, US$8,444,621, US$1,810,301, US$0, and US$0, respectively.

NOTE 14- CAPITAL LEASES

As of December 31, 2012, 11 vehicles were acquired under capital leases with a lease term of 5 years.

The following is an analysis of the vehicles acquired under capital leases.

	December 31, 2012		December 31, 2011

Vehicles	US$	2,617,541	US$	-

Less: Accumulated depreciation and amortization		62,167		-

	US$	2,555,374	US$	-

The following is a schedule by years of future minimum lease payments under capital leases and the present value of the net minimum lease payments as of December 31, 2012.

Year ending December 31:

2013	US$	759,093
2014		759,093
2015		759,093
2016		759,093
2017		570,795
Total minimum lease payments		3,607,167
Less: Amount representing interest		1,077,134
Present value of net minimum lease payments		2,530,033

Classification on consolidated balance sheet as of December 31, 2012:
Capital lease obligations – current portion		395,878
Capital lease obligations – non-current		2,134,155

NOTE 15- ACCRUED EXPENSES

Accrued expenses at December 31, 2012 and 2011 consisted of the following:

	December 31, 2012		December 31, 2011

Research and development costs	US$	11,010,670	US$	667,266
Promotion expenses		10,075,999		1,060,284
Advertising costs		5,645,064		1,327,954
Freight charges		2,155,800		7,920
Accrued payroll		643,700		519,881
Others		1,858,397		853,915

Total	US$	31,389,630	US$	4,437,220

Accrued expenses mainly related to services provided by vendors during the second half year of 2012, for which payments are due in 2013. These accrued expenses were determined based on the contract amounts specified in the agreements with the vendors.

NOTE 16 - OTHER PAYABLES

Other payable as of December 31, 2012 mainly represented payable of US$1,463,905 for the expansion construction of the production plant in Yongye Fumin and non income tax payable of US$491,042. Other payable as of December 31, 2011 mainly represented payable of US$980,169 for the construction of the production plant in Yongye Fumin and non income tax payable of US$1,834,577.

NOTE 17 - EQUITY FINANCING

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

In October 2010, the Company granted 1,183,667 restricted shares to management and independent directors of the Company in accordance with Yongye International, Inc. 2010 Omnibus Securities and Incentive Plan, as an incentive to such individuals to promote the success of the Company’s business. Management was granted 1,137,000 shares on October 8, 2010, and the independent directors were granted 46,667 shares on October 15, 2010. The shares vested in April 2011.

On October 10, 2011, the Company granted 1,166,333 restricted shares to management and independent directors of the Company in accordance with Yongye International, Inc. 2010 Omnibus Securities and Incentive Plan, as an incentive to such individuals to promote the success of the Company’s business. The shares vested in October 2012.

Redeemable Series A convertible preferred shares

In May 2011, the Company entered into a securities purchase agreement with MSPEA, an affiliate of Morgan Stanley, and Full Alliance, the Company’s largest shareholder. Pursuant to the terms of the agreement, on June 9, 2011, the Company issued 5,681,818 shares of redeemable Series A convertible preferred shares to MSPEA for gross proceeds of US$50 million. The redeemable Series A convertible preferred shares are convertible into common stock of the Company at an initial conversion price of US$8.80, subject to further adjustments as discussed below.

In June 2012, 397,727 shares redeemable Series A convertible preferred shares were issued to MSPEA as paid-in-kind dividends. Total fair value of the paid-in-kind dividends as of the declaration and issuance date was US$1,808,667. The estimated fair value of the paid-in-kind dividends was determined using Monte Carlo Simulation Model. Assumptions used to calculate the fair value were as follows:

	June 9, 2012

Expected term in years		4 years
Risk-free interest rates		0.62%
Volatility		64.6%
Dividend yield		0%

Fair value of the redeemable Series A convertible preferred shares (per share)	US$	4.55

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

The holders of the redeemable Series A convertible preferred shares also have the right to redeem all or a portion of their redeemable Series A convertible preferred shares if (i) the quotient of the Company’s aggregate earnings per share in any six rolling consecutive quarters from the first quarter of 2010 onwards divided by the aggregate amount of the earnings per share of the corresponding periods in the prior year is less than 120%, and (ii) net income (as adjusted for exclusion of certain items as defined in the securities purchase agreement) of any fiscal year between 2011 and 2014 is less than the relevant Income Threshold for such year. In such cases, the redemption price for the redeemable Series A convertible preferred shares would be equal to an amount that would yield a total internal rate of return of 20% on the purchase price of the redeemable Series A convertible preferred shares. The “Income Threshold” is defined as: US$75 million for the fiscal year 2011, US$101 million for the fiscal year 2012, US$121 million for the fiscal year 2013 and US$145 million for the fiscal year 2014, subject to certain adjustments caused by future issuances of the Company’s securities that have a dilutive effect on the holders of the redeemable Series A convertible preferred shares.

Based on the historical income level, year to date income (as adjusted for exclusion of certain items) and projected net income (as adjusted for exclusion of certain items) and earnings per share for the next two years, management believes it is not probable that the Series A convertible preferred shares are redeemable as at December 31, 2011 and 2012. The Company assesses the probability of whether the redeemable Series A convertible preferred shares are redeemable at each reporting period end.

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

During the year ended December 31, 2010, 54,803 April Warrants” and September Warrants” were exercised by certain April Investors and September Investors. In connection with the exercise, the Company issued 54,803 shares of common stock and received US$84,397 from warrant holders that cash exercised.

During the year ended December 31, 2011, no April Warrants” and September Warrants” were exercised by April Investors and September Investors.

During the year ended December 31, 2012, 66,982 “April Warrants” and “September Warrants” were exercised by April Investors and September Investors. In connection with the exercise, the Company issued 66,982 shares of common stock and received $103,115 from warrant holders that cash exercised.

According to the terms of these warrants, the Company could be required to pay cash to the warrant holders under certain events that are not within the control of the Company.  Specifically, upon the occurrence of certain “fundamental transactions” as defined, the warrant holders (but not the shareholders of the Company’s common stock) are entitled to receive cash equal to the value of the warrants to be determined based on an option pricing model and certain specified assumptions set forth in the warrant agreement.  In addition, the terms of the warrants include a “down-round” provision under which the exercise price could be affected by future equity offerings undertaken by the Company.  If the Company issues any common stock or common stock equivalents, as defined, at any time the warrants are outstanding, at an effective price less than the then warrant exercise price, the exercise price of warrants will be reduced to the effective price of newly issued common stock or common stock equivalents.  In the “May Offering”, the Company issued new common stock at a price of US$1.54 per share and accordingly, the exercise price of the April Warrants and the September Warrants was reduced to US$1.54 per share.  The exercise price of the May Warrants (US$1.848) was not affected but is also subject to potential down-round adjustments in future periods. As of December 31, 2012, there were 81,190 warrants outstanding, which will expire if unexercised by September 2013. As of December 31, 2011, there were 148,172 warrants outstanding, of which 48,714 and 99,458 warrants will expire if unexercised by April 2013 and September 2013, respectively.

The potential cash payments and the down-round provision preclude the classification of these warrants as equity. Accordingly, the warrants are accounted for as a liability and adjusted to fair value through earnings at each reporting date. The loss resulting from the increase in fair value of warrants was US$296,822 for the year ended December 31, 2012. The gain resulting from the decrease in fair value of warrants was US$719,085 for the year ended December 31 2011. The loss resulting from the increase in fair value of warrants was US$41,212 for the year ended December 31, 2010.

The estimated fair values of the warrants issued to April Investor and September Investor were determined at December 31, 2012 and 2011 using Binominal Option Pricing Model with Level 2 inputs. The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were measured at fair value on a recurring basis as of December 31, 2012 and 2011.

	Fair Value Measurements Using:
			Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs		Significant Unobservable Inputs
December 31, 2012	Total		Level 1	Level 2		Level 3

Liabilities at fair value:
Derivative liabilities-warrants	US$	348,364	-	US$	348,364	-

	Fair Value Measurements Using:
			Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs		Significant Unobservable Inputs
December 31, 2011	Total		Level 1	Level 2		Level 3

Liabilities at fair value:
Derivative liabilities-warrants	US$	317,183	-	US$	317,183	-

The fair values of the warrants are summarized as follows:

	April Warrants		September Warrants
Fair value of warrant per share at:
Date of issuance	US$	1.07	US$	2.08
December 31, 2011		2.11		2.16
December 31, 2012		-		4.29

The fair values of the warrants outstanding as of December 31, 2012 and 2011 were determined based on the Binominal option pricing model, using the following key assumptions:

	December 31, 2012				December 31, 2011
	April Warrants		September Warrants		April Warrants		September Warrants

Expected volatility		-		45%		65.5%		64.1%

Expected dividends yield		-		0%		0%		0%

Time to maturity		-		0.7 years		1.3 years		1.7 years

Risk-free interest rate per annum		-		0.063%		1.202%		1.202%

Fair value of underlying common shares (per share)	US$	5.83	US$	5.83	US$	3.52	US$	3.52

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

The total stock-based compensation cost recognized in the general and administrative expenses for the year ended December 31, 2012, 2011 and 2010 were US$3,769,678, US$6,056,194 and US$4,310,640, respectively.

A summary of the Company’s nonvested shares as of December 31, 2012, and changes during the year ended December 31, 2012 and 2011, is presented below:

		Weighted average
	Number of	grant-date
Unvested shares	Shares	fair value
Balance at January 1, 2010	-		-
Granted	1,183,667	US$	9,261,239
Vested	-		-
Forfeited	-		-
Balance at December 31, 2010	1,183,667		9,261,239
Granted	1,166,333	US$	4,875,272
Vested	(1,183,667)		(9,261,239)
Forfeited	-		-
Balance at December 31, 2011	1,166,333		4,875,272
Granted	-		-
Vested	(1,166,333)		(4,875,272)
Forfeited	-		-
Balance at December 31, 2012	-	US$	-

NOTE 18 - STATUTORY RESERVE

Yongye Nongfeng and Yongye Fumin are required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principle in the PRC to a statutory surplus reserve until the reserve balance reaches 50% of its registered capital. For the years ended December 31, 2012 and 2011, Yongye Nongfeng and Yongye Fumin made appropriations to this statutory reserve of US$10,908,314, and US$11,808,095, respectively. The accumulated balance of the statutory reserve of Yongye Nongfeng and Yongye Fumin as of December 31, 2012 and 2011 was US$32,631,483 and US$21,723,169, respectively.

In accordance with the PRC laws and regulations, Yongye Nongfeng and Yongye Fumin are restricted in its ability to transfer a portion of its net assets to the Company in the form of dividends, which amounted to US$30,999,909, representing the amount of accumulated balance of statutory reserve of Yongye Nongfeng and Yongye Fumin attributable to the Company as of December 31, 2012.

NOTE 19 - INCOME TAXES

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

Hong Kong

ASO is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5% from 2010 to 2012. ASO did not earn any income that was derived in Hong Kong for the years ended December 31, 2012, 2011 and 2010, and therefore, ASO was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiaries are subject to income tax rate of 25%, unless otherwise specified.

Pursuant to an approval from the Inner Mongolia Autonomous Region National Tax Authority on December 11, 2009, Yongye Nongfeng, a foreign investment enterprise located in the Western Region of the PRC, was entitled to a preferential income tax rate of 15% for the years ended December 31, 2009 and 2010. During the year ended December 31, 2011, Yongye Nongfeng received a High-Tech Enterprise Certificate which entitles it to a preferential tax rate of 15% for three years starting from January 1, 2010. Subject to renewal, Yongye Nongfeng’s High-Tech Enterprise status will enable it to enjoy the preferential income tax rate of 15% from 2013 to 2015. Management believes that Yongye Nongfeng meets all the criteria for the renewal of High-Tech Enterprise status.

Pursuant to an approval from the Inner Mongolia Autonomous Region National Tax Authority on November 26, 2012, Yongye Fumin, a foreign investment enterprise located in the Western Region of the PRC, was entitled to a preferential income tax rate of 15% retrospectively effective from January 1, 2011 to December 31, 2020.

The components of earnings (losses) before income taxes are as follows:

	For the Years Ended
	December 31, 2012		December 31, 2011		December 31, 2010

PRC, excluding Hong Kong	US$	130,119,582	US$	117,018,975	US$	68,768,959
U.S.		(4,066,500)		(5,287,109)		(4,351,878)
Hong Kong		(4,215,946)		(3,532,115)		(2,217,243)
Total	US$	121,837,136	US$	108,199,751	US$	62,199,838

Income tax expense for the years ended December 31, 2012, 2011 and 2010 represents PRC current income tax expense and deferred tax benefit:

	For the Years Ended
	December 31, 2012		December 31, 2011		December 31, 2010

Current income tax expense	US$	33,778,574	US$	21,047,004	US$	11,022,624
Deferred tax benefit		(10,974,693)		(2,639,450)		(154,767)
	US$	22,803,881	US$	18,407,554	US$	10,867,857

Reconciliation between income tax expense and the amounts computed by applying the PRC statutory tax rate of 25% to earnings before income tax expense is as follows:

	For the Years Ended
	December 31, 2012		December 31, 2011		December 31, 2010

Computed expected tax expense	US$	30,459,284	US$	27,049,938	US$	15,549,959
Tax rate differential for a non-PRC entity		(365,985)		(475,840)		(391,669)
Tax effect of an entity not subject to income tax		1,053,987		883,029		554,311
Non-taxable income		-		(261,489)		-
Non-deductible expenses
Stock-based compensation		1,281,691		2,059,106		1,465,618
Others		1,503,976		691,636		1,038,044
Tax rate preferential		(21,921,042)		(13,485,243)		(7,348,415)
Tax rate differential on deferred taxes		7,175,451		1,946,417		-
Change in tax rate		(325,190)		-		-
Change in valuation allowance		-		-		9
Impairment loss of goodwill		2,693,526		-		-
Interest for underpayment of current income taxes		1,248,183		-		-
Income tax expense	US$	22,803,881	US$	18,407,554	US$	10,867,857

Other non-deductible expenses mainly consisted non-deductible interest expense related to long-term loans and payables and non-deductible loss relating to changes in fair value of derivative liabilities.

The PRC tax rate has been used because the majority of the Company’s consolidated pre-tax earnings arise in the PRC.

As of December 31, 2012 and 2011, significant temporary differences between the tax basis and financial statements basis of accounting for assets and liabilities that gave rise to deferred taxes were principally related to the following:

	December 31, 2012		December 31, 2011

Deferred tax assets:
Provision of allowance for doubtful accounts	US$	1,351,194	US$	2,283,388
Accounts receivable, primarily revenue recognition		10,240,603		-
Tax loss carryforwards		389,318		389,318
Gross deferred tax assets		11,981,115		2,672,706
Less: valuation allowance		(389,318)		(389,318)
Deferred tax assets, net	US$	11,591,797	US$	2,283,388

Deferred tax liabilities arising from:
Distributor vehicles	US$	6,618,794	US$	4,857,800
Deferred tax liabilities	US$	6,618,794	US$	4,857,800

Classification on consolidated balance sheets:
Deferred tax assets - current	US$	11,591,797	US$	2,283,388

Deferred tax liabilities - non-current	US$	6,618,794	US$	4,857,800

As of December 31, 2012, for United States federal income tax purposes, the Company had tax loss carry-forwards of approximately US$1,145,053, of which US$25,238, US$1,119,771, US$18 and US$26 would expire on December 31, 2027, 2028, 2029 and 2030, respectively, if unused. In view of its cumulative loss position, full valuation allowances were provided as of December 31, 2012 and 2011.

The increase in valuation allowance during the years ended December 31, 2012, 2011 and 2010 were $ nil, $ nil and $9.

According to the prevailing PRC income tax law and its relevant regulations, dividends related to earnings accumulated beginning on January 1, 2008 and paid to non-PRC-resident enterprises by the Company are subject to withholding tax at 10%, unless reduced by tax treaties or similar arrangement. Undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. The Company’s distributions from its PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable qualified foreign tax credits. Due to the Company’s plan and intention to reinvest its earnings in its PRC business, the Company has not provided for deferred tax liabilities amounting to US$88,614,316 and US$57,508,310 (which does not include any potential qualified foreign tax credits or potential PRC dividend withholding taxes), for U.S. federal income tax purposes on its PRC subsidiaries’ undistributed earnings as of December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the undistributed earnings of the Company’s PRC subsidiaries were approximately US$260,630,340 and US$169,142,088, respectively.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits in the PRC for the years ended December 31, 2012, 2011 and 2010 is as follows:

	For the Years Ended
	December 31, 2012		December 31, 2011		December 31, 2010
Balance as of January 1	US$	4,297,842	US$	3,885,856	US$	-
Additions based on tax positions related to the prior year		719,579		411,986		3,885,856
Additions based on tax positions related to the current year		1,666,381		-		-

Balance as of December 31	US$	6,683,802	US$	4,297,842	US$	3,885,856

Included in the balance of unrecognized tax benefits as of December 31, 2012, 2011 and 2010 are potential benefits of US$2,385,960, US$411,986 and US$3,885,856, respectively, if recognized, would affect the effective tax rate. As of December 31, 2012, the amount of unrecognized tax benefits was included in other non-current liability of US$6,683,802. The Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. The unrecognized tax benefits as of December 31, 2010 represent the difference between the income tax provision computed in accordance with the relevant tax regulations and the income tax provision computed under the deemed profit method that was used in filing the 2009 tax return as requested by the local authority. No interest and penalty expenses were recorded for the years ended December 31, 2012 and 2011.

NOTE 20 - FAIR VALUE MEASUREMENTS

The fair values of the financial instruments as of December 31, 2012 and 2011 represent the estimated amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. The fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash, restricted cash, accounts receivable, other receivables, short-term bank loan, long-term loans and payables - current portion, accounts payable, accrued expenses and other payables: The carrying amounts approximate fair value because of the short maturity of these instruments.

Derivative liabilities: The method and assumptions used to estimate the fair value of derivative liabilities are set out in Note 17.

Long-term loans and payables: The fair value of the Company’s long-term loans and payables is estimated by discounting future cash flows using current market interest rates offered to the Company and its subsidiaries for debts with substantially the same characteristics and maturities, and which approximated to its carrying amount as of December 31, 2012 and 2011.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

In December 2010, the Company entered into an operating lease for an office space in Beijing, PRC for the period from January 1, 2011 to December 31, 2013. The lease expense for the Beijing office was US$264,347, US$258,102 and US$233,767 for the year ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, the minimum lease payment for next year under non-cancellable operating lease agreement is US$264,473. There is no minimum lease payment in the next second, third, fourth and fifth year.

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

On or about October 18, 2012 and October 22, 2012, five shareholder class action complaints were filed against the Company and certain officers and directors thereof in connection with the Wu Proposal. The five complaints are captioned, respectively, DOHERTY v. YONGYE INTERNATIONAL, INC., ZISHEN WU, NAN XU, XIAOCHUAN GUO, HOMER SUN, SEAN SHAO, XINDAN LI, AND RIJUN ZHANG, A-12-670343-C; KIRBY v. ZISHEN WU, NAN XU, HOMER SUN, XIAOCHUAN GUO, SEAN SHAO, XINDAN LI, RIJUN ZHANG, FULL ALLIANCE INTERNATIONAL LIMITED, MSPEA AGRICULTURE HOLDINGS LIMITED, ABAX GLOBAL CAPITAL (HONG KONG) LIMITED, and YONGYE INTERNATIONAL INC., A-12-670468-C; Dominic Calisti v. Zishen Wu, et. Al., Case No. A-12-670758-B, Dept. No. XI; Dong Seng Kong, et al. v. Zishen Wu, et. Al., Case No. A-12-670874-B, Dept. No. XI; and William A. Harris, Jr. v. Yongye International, Inc., et. Al., Case No. A-12-670817-B, Dept. No. XIII. All of the complaints were filed in Nevada state court, Clark County District, and all of the complaints challenge the Wu Proposal and allege, among other things, that the consideration to be paid in such proposal is inadequate, as is the process by which the proposal is being evaluated. The complaints seek, among other relief, to enjoin defendants from consummating the Wu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the Company’s shareholders. The complaints have been served on the Company. On or about March 5, 2013, the plaintiff in the Doherty case filed a notice of voluntary dismissal, leaving the four other cases remaining. A proposed Stipulation and Order consolidating the related actions was submitted to the Court on March 20, 2013, pursuant to which the actions are consolidated for all purposes under the caption In re Yongye International, Inc. Shareholders’ Litigation, Case No. A-12-670468-B. The Company has reviewed the allegations contained in the complaints and believes they are without merit. The Company intends to defend the litigations vigorously. As such, based on the information known to the Company to date, the Company does not believe that it is probable that a material judgment against it will result.

NOTE 22 - RELATED PARTY TRANSACTIONS AND BALANCES

On January 4, 2011, the Company entered into an operating lease with Inner Mongolia Yongye for a research and development activity facility in Beijing, PRC for the period from January 4, 2011 to December 31, 2011. A new operating lease was entered on January 4, 2012 for the period from January 4, 2012 to December 31, 2012 that covered a larger facility area. The lease expense for the research and development facility paid to Inner Mongolia Yongye was US$253,501 and US$160,470 for the year ended December 31, 2012 and 2011, respectively. The operating lease was renewed on January 3, 2013 for the period from January 4, 2013 to December 31, 2013.

In April 2012, Yongye Nongfeng obtained the short-term bank loan of RMB 100,000,000 (equivalent to US$15,851,377) with fixed annual interest rate of 8.528% from China Everbright Bank. The short-term bank loan is guaranteed by the Company’s Chairman and his wife, and is due on April 28, 2013.

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

 NOTE 23 - EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share for the periods indicated:

	For the Years Ended
	December 31, 2012		December 31, 2011		December 31, 2010
Numerator:
Net income attributable to Yongye International, Inc.	US$	93,683,065	US$	84,861,626	US$	48,436,926
Paid-in-kind dividends on redeemable Series A convertible preferred shares		(1,981,077)		(1,965,753)		-
Earnings allocated to participating nonvested shares		(1,464,945)		(911,197)		-
Earnings allocated to participating redeemable Series A convertible preferred shares		(9,593,187)		(5,007,541)		-
Net income for basic earnings per share		80,643,856		76,977,135		48,436,926
Denominator:
Weighted average shares of common stock		49,645,273		49,055,252		46,119,772
Basic earnings per common stock		1.62		1.57		1.05

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

The following table sets forth the computation of diluted earnings per share for the periods indicated:

	For the Years Ended
	December 31, 2012		December 31, 2011		December 31, 2010
Numerator:
Net income allocated to common stockholders as reported in basic EPS	US$	80,643,856	US$	76,977,135	US$	48,436,926
Change in fair value of derivative liabilities		-		(719,085)		41,212
Net income for diluted earnings per share		80,643,856		76,258,050		48,478,138
Denominator:
Weighted average shares of common stock as reported in basic EPS		49,645,273		49,055,252		46,119,772
Dilutive effect of warrants		-		105,821		119,058
Dilutive effect of nonvested shares		-		-		70,094
		49,645,273		49,161,073		46,308,924
Diluted earnings per common stock		1.62		1.55		1.05

As of December 31, 2012, the Company had 81,190 warrants outstanding that could potentially dilute basic earnings per share in the future, but excluded in the computation of diluted earnings per share as their effect would have been anti-dilutive.

NOTE 24 - CONCENTRATIONS AND CREDIT RISKS

At December 31, 2012, the Company held cash in banks of approximately US$44,473,569 that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit rating.

Five major customers accounted for 46% and one major customer accounted for 12% of the Company’s total revenue for the year ended December 31, 2012. Five major customers accounted for 33% and one major customer accounted for 8% of the Company’s total revenue for the year ended December 31, 2011. Five major customers accounted for 56% and one major customer accounted for 16% of the Company’s total revenue for the year ended December 31, 2010. The Company’s total revenue to five major customers were US$207,096,143, US$130,621,380 and US$119,771,911 for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, all these major customers are distributors in the PRC agriculture industry.

For the year ended December 31, 2012				For the year ended December 31, 2011				For the year ended December 31, 2010
Largest	Amount of		% Total	Largest	Amount of		% Total	Largest	Amount of		% Total
Customers	Sales		Sales	Customers	Sales		Sales	Customers	Sales		Sales
Customer A	US$	51,717,226	12%	Customer D	US$	29,392,316	8%	Customer E	US$	33,173,293	16%
Customer B		41,542,050	9%	Customer B		27,863,170	7%	Customer G		32,633,201	15%
Customer C		39,801,691	9%	Customer E		25,868,477	6%	Customer B		20,069,116	9%
Customer D		37,526,836	8%	Customer F		23,874,310	6%	Customer H		18,578,908	9%
Customer E		36,508,340	8%	Customer C		23,623,107	6%	Customer I		15,317,393	7%
Total	US$	207,096,143	46%	Total	US$	130,621,380	33%	Total	US$	119,771,911	56%

Three major suppliers accounted for 65% (US$126,720,938) and one major supplier accounted for 26% (US$51,036,478) of the Company’s total inventory purchases for the year ended December 31, 2012. Three major suppliers accounted for 82% (US$140,532,329) and one major supplier accounted for 39% (US$66,055,372) of the Company’s total inventory purchases for the year ended December 31, 2011. Three major suppliers accounted for 84% (US$93,942,714) and one major supplier accounted for 58% (US$64,192,813) of the Company’s total inventory purchases for the year ended December 31, 2010. If these suppliers terminate their supply relationship with the Company, the Company may be unable to purchase sufficient raw materials on acceptable terms which may adversely affect the Company’s results of operations.

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

NOTE 25 - Unaudited Quarterly Financial Data

	For the Quarters Ended
	March 31, 2012		June 30, 2012		September 30, 2012		December 31, 2012

Sales	US$	64,365,644	US$	177,625,986	US$	129,734,770	US$	71,260,204
Earnings before income tax expense		21,057,538		52,489,857		21,612,208		26,677,533
Income tax expense		3,740,222		9,272,206		4,084,473		5,706,980
Net income		17,317,316		43,217,651		17,527,735		20,970,553

Net income per share of common stock:
Basic	US$	0.28	US$	0.75	US$	0.28	US$	0.32
Diluted	US$	0.27	US$	0.74	US$	0.28	US$	0.32

Weighted average shares used in computation:
Basic		49,370,711		49,370,711		49,370,711		50,462,990
Diluted		49,460,252		49,445,176		49,370,711		50,462,990

	For the Quarters Ended
	March 31, 2011		June 30, 2011		September 30, 2011		December 31, 2011

Sales	US$	50,221,211	US$	154,704,865	US$	140,593,777	US$	44,859,636
Earnings/(losses) before income tax expense		11,684,726		51,961,290		50,366,705		(5,812,970)
Income tax expense/(benefit)		2,632,792		10,127,255		9,116,471		(3,468,964)
Net income/(loss)		9,051,934		41,834,035		41,250,234		(2,344,006)

Net income/(loss) per share of common stock:
Basic	US$	0.17	US$	0.78	US$	0.69	US$	(0.05)
Diluted	US$	0.16	US$	0.77	US$	0.69	US$	(0.05)

Weighted average shares used in computation:
Basic		48,187,044		49,276,070		49,370,711		49,370,711
Diluted		49,118,714		49,378,396		49,472,773		49,370,711

Note 26 - Yongye International, Inc. (Parent Company)

The following represents condensed unconsolidated financial information of the Parent Company only:

Condensed Balance Sheets

	December 31, 2012		December 31, 2011

Cash	US$	-		US$ 50,000
Investment in and amount due from subsidiary	US$	467,029,517	US$	366,255,148
Total Assets		467,029,517		366,305,148

Derivative Liabilities - fair value of warrants		348,364		317,183
Total Liabilities		348,364		317,183

Redeemable Series A convertible preferred shares		51,208,657		49,399,990

Total Equity		415,472,496		316,587,975

Total Liabilities, Redeemable Series A convertible preferred shares and Equity	US$	467,029,517	US$	366,305,148

Condensed Statements of Comprehensive Income

	For the Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010

Equity in income of subsidiaries	97,749,565	90,148,735	52,788,804

General and administrative expenses	(3,769,678)	(6,006,194)	(4,310,640)
Other expenses, net	-	-	(26)
Change in fair value of derivative liabilities	(296,822)	719,085	(41,212)

Profit before income tax expense	93,683,065	84,861,626	48,436,926
Income tax expense	-	-	-

Net Income	93,683,065	84,861,626	48,436,926

Condensed Statements of Cash Flows

	For the Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010

Net cash used in operating activities	-	-	-
Net cash used in investing activities	(50,000)	(49,349,990)	(8,634,397)
Net cash provided by financing activities	-	49,399,990	8,634,397
Net (decrease)/increase in cash	(50,000)	50,000	-
Cash at the beginning of year	50,000	-	-
Cash at the end of year	-	50,000	-

