Form 10-K/A
period 2012-12-31
Yongye International, Inc.
filed 2013-04-01
CIK 1398551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K/A

Amendment No. 1

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

There were a total of 50,685,216 shares of the registrant’s Common Stock, par value US$0.001 per share, outstanding as of March 9, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Yongye International Inc.’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 1, 2013, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101, which provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language), and to update Item 15 “Exhibits and Financial Statement Schedules” to reflect the furnishing of Exhibit 101.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K.

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
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed as an exhibit to the original Form 10-K for the fiscal year ended December 31, 2012, filed April 1, 2013.

**	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference herein to the Report on Form 8-K filed on April 22, 2008.

(2)	Incorporated by reference herein to the Company’s Registration Statement on Form S-1/A (Reg. No. 333-150949) filed with the Securities and Exchange Commission on September 9, 2008.

(3)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2009.

(4)	Incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2009.

(5)	Incorporated by reference herein to the Company’s Registration Statement on Form S-1 (Reg. No. 333-159892) filed with the Securities and Exchange Commission on June 11, 2009.

(6)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2009.

(7)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2009.

(8)	Incorporated by reference herein to the Company’s Registration Statement on Form S-1/A (Reg. No. 333-159892) filed with the Securities and Exchange Commission on August 13, 2009.

(9)	Incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2011.

(10)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2011.

(11)	Incorporated by reference herein to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2012.

(12)	Incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2012.

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

