Form 10-K/A
period 2012-12-31
Yongye International, Inc.
filed 2013-04-30
CIK 1398551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K/A

Amendment No. 2

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

There were a total of 50,685,216 shares of the registrant’s Common Stock, par value US$0.001 per share, outstanding as of April 23, 2013.

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K of Yongye International, Inc. (together with its subsidiaries, the “Company,” “Yongye,” “we,” “our” or “us”) for the fiscal year ended December 31, 2012 as originally filed with the Securities and Exchange Commission (“SEC”) on April 1, 2013 and as amended by Amendment No. 1 thereto filed with the SEC on April 1, 2013 (collectively, the “2012 Annual Report”), is being filed to include in the 2012 Annual Report the information required by certain portions of Part III (Items 10, 11, 12 and 14) of Form 10-K and updates to the Exhibit Index.

This Amendment No. 2 does not affect any other portion of the 2012 Annual Report. Additionally, except as specifically referenced herein, this Amendment No. 2 does not reflect any event occurring after April 1, 2013, the filing date of the 2012 Annual Report.

TABLE OF CONTENTS

PART III

Item10. Directors, Executive Officers and Corporate Governance	3

Item11. Executive Compensation	11

Item12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	12

Item14. Principal Accounting Fees and Services	15

PART IV

Item15. Exhibits and Financial Statement Schedules	18
Signatures	21

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This 2012 Annual Report contains forward-looking statements and information relating to Yongye International, Inc., that is based on the beliefs of our management as well as assumptions made by and information currently available to us. When used in this 2012 Annual Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; SEC regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Important factors that may cause actual results to differ from those projected include the risk factors specified above. Notwithstanding the above, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered as an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of this 2012 Annual Report; and any statements or assumptions underlying  any of the foregoing. Also, forward-looking statements represent our estimates and assumptions only as of the date of this 2012 Annual Report. You should read this report or that we filed as exhibits hereto, completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to:

•	“Yongye,” “we,” “us,” “YONG,” “the Company” or “our Company” are references to Yongye International, Inc.;

•	“Yongye Nongfeng” is a reference to Yongye Nongfeng Biotechnology Co., Ltd.;

•	“Yongye Fumin” is a reference to Inner Mongolia Yongye Fumin Biotechnology Co., Ltd.;

•	“Inner Mongolia Yongye” is a reference to Inner Mongolia Yongye Biotechnology Co., Ltd.;

•	“China” and “PRC” are references to the People’s Republic of China;

•	“Preferred Shares” are the Company’s Redeemable Series A convertible preferred shares, par value $.001;

•	“RMB” is a reference to Renminbi, the legal currency of China;

•	“U.S. dollar,” “$” and “US$” are references to the legal currency of the United States;

•	“Securities Act” is a reference to Securities Act of 1933, as amended; and

•	“Exchange Act” is a reference to the Securities Exchange Act of 1934, as amended.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

 The Board of Directors is presently composed of seven (7) members as indicated in the table below.

Name	Age	Other positions with Company; other directorships held in last five years	Has served as Company director since
Zishen Wu	45	Chief Executive Officer, President and Chairman	2008
Nan Xu	37	Chief Operating Officer and Director	2011
Homer Sun	42	Director; Director of China Shanshui Cement Group Limited and China Flooring Holding Company Limited; Prior Director of Sihuan Pharmaceutical Holdings Group limited	2011
Xiaochuan Guo	47	Independent Non-Executive Director	2008
Sean Shao	56	Independent Non-Executive Director	2009
Xindan Li	46	Independent Non-Executive Director	2009
Rijun Zhang	50	Independent Non-Executive Director	2009

The business experience during at least the last five years of each of these individuals is as follows:

Mr. Zishen Wu, Chief Executive Officer, President and Chairman

Mr. Wu is CEO and Chairman of the Board of Directors of our Company and Yongye Nongfeng. Mr. Wu began his career as an official at the State Planning Department in Inner Mongolia from 1984 to 1988. From 1989 to 2000, Mr. Wu worked at Inner Mongolia Constructional Consulting and Investment Co., Ltd., a business entity managing state-owned assets in Inner Mongolia. He also served as directors on the boards of several state-owned companies in textile, dairy and agriculture industries. In 2001, Mr. Wu founded Yongye Technology Company in Inner Mongolia, an entity that distributed consumer electronics. In 2003, Mr. Wu founded Inner Mongolia Yongye Biotechnology Co., Ltd, an entity that engages in business in agriculture industry. Mr. Wu was General Manager of Inner Mongolia Yongye Biotechnology Co., Ltd. from January 2003 to December 2007. Mr. Wu currently is a senior economist and Vice Chairman of Inner Mongolia Federation of Industry and Commerce. Mr. Wu has an EMBA degree from School of Management of Fudan University. We believe that Mr. Wu’s knowledge of the nutrient industry in the PRC brings a unique expertise to the Board of Directors.

Mr. Nan Xu, Chief Operating Officer and Director

Mr. Xu joined the Company as Chief Operating Officer and Director in 2011 and has been in charge of sales and marketing for the Company’s primary operating subsidiary, Yongye Nongfeng, since 2007. Prior to joining Yongye Nongfeng in 2007, Mr. Xu was responsible for regional sales and channel management in Liaoning province for Hanvon, a leading Chinese technology company. In 2003, Mr. Xu founded Dongfang Xinqidian, a consumer technology company. From 1999 to 2003, Mr. Xu was General Manager for Northern China region of Hi-Tech Wealth. Prior to that, he was responsible for channel management in Hebei province for LG. Mr. Xu is a recipient of the "Jin Ding Award" in 2011, a top recognition in the Chinese sales and marketing profession. We believe that Mr. Xu’s significant sales and marketing experience brings a unique expertise to the Board of Directors.

Mr. Homer Sun, Independent Director

Mr. Sun is the Chief Investment Officer of Morgan Stanley Private Equity Asia and leads the China investments for Morgan Stanley Private Equity Asia. Mr. Sun is also a Managing Director of Morgan Stanley Asia Limited and a member of the China Management Committee which is comprised of Morgan Stanley Asia Limited’s most senior business leaders within China. He is currently the Non-Executive Director of China XD Plastics Company Limited (a company listed on the NASDAQ Stock Exchange, ticker: CXDC), China Shanshui Cement Group Limited, a company listed on the Stock Exchange of Hong Kong (stock code: 691), Sihuan Pharmaceutical Holdings Group Limited, a company listed on the Stock Exchange of Hong Kong (stock code: 460) and China Flooring Holding Company Limited, a company listed on the Stock Exchange of Hong Kong (stock code: 2083). Mr. Sun joined Morgan Stanley Asia Limited in 2000 and worked for six years on various mergers and acquisitions in Greater China in the Investment Banking Division prior to joining Morgan Stanley Private Equity Asia Limited. From 1996 to 2000, he was a corporate attorney with Simpson Thacher & Bartlett in New York and Hong Kong, specializing in mergers and acquisitions. Mr. Sun received a B.S.E. in Chemical Engineering, magna cum laude, from the University of Michigan in 1993 and a J.D, cum laude, from the University of Michigan Law School in 1996. Mr. Sun was appointed to the Board of Directors pursuant to the terms of the Securities Purchase Agreement and elected as such by the holders of all outstanding Preferred Shares in accordance with the terms of the Certificate of Designation relating thereto dated June 8, 2011. We believe that Mr. Sun’s capital markets and mergers & acquisitions experience brings unique expertise to the Board of Directors.

Mr. Sun was appointed to the Board of Directors pursuant to the terms of the Securities Purchase Agreement relating to the Preferred Shares and elected as such by the holders of all outstanding Preferred Shares in accordance with the terms of the Certificate of Designation relating thereto dated June 8, 2011.

Dr. Xiaochuan Guo, Independent Director, Chairman of Nominating and Corporate Governance Committee

Professor Xiaochuan Guo joined the Company as an Independent Director in April 2008. Professor Guo received his B.S., M.S. and PhD in management science in Fudan University. He is currently the Dean of the College of Economic & Management and Director of MBA Center of Inner Mongolia University. Professor Guo worked as lecturer for Inner Mongolia University from 1988 to 1992. Professor Guo was the founder of the MBA program at Inner Mongolia University. Professor Guo serves as an Independent Director of Inner Mongolia Ping Zhuang Energy Resource Co., Ltd. He has previously served as a director and as an independent director in several enterprises, such as Inner Mongolia Shunxin Ningcheng Laojiao Co., Ltd., Inner Mongolia Rising Group, Rising Securities and Baotou Aluminum (Group) Co., Ltd., and Yili Industrial Group Co., Ltd.

Mr. Sean Shao, Independent Director, Chairman of Audit Committee

Sean Shao joined the Company as an Independent Director in April 2009. Mr. Sean Shao currently serves as (i) independent director and chairman of the audit committee of: UTStarcom Holdings Corp., a provider of broadband equipment and solutions listed on NASDAQ since October 2012; Xueda Education Group, a Chinese personalized tutoring services company listed on NYSE since March 2010; and China Biologic Products, Inc., a biopharmaceutical company listed on NASDAQ since July 2008; (ii) independent director and chairman of the compensation committee of AsiaInfo-Linkage, Inc., a Chinese telecom software solutions provider listed on NASDAQ since July 2010, and (iii) independent director and chairman of the nominating committee of Agria Corporation, a Chinese agricultural company listed on NYSE since November 2008. He served as the chief financial officer of Trina Solar Limited from 2006 to 2008. In addition, Mr. Shao served from 2004 to 2006 as the chief financial officer of ChinaEdu Corporation, an educational service provider, and of Watchdata Technologies Ltd., a Chinese security software company. Prior to that, Mr. Shao worked at Deloitte Touche Tohmatsu CPA Ltd. for approximately a decade. Mr. Shao received his master’s degree in health care administration from the University of California at Los Angeles in 1988 and his bachelor’s degree in art from East China Normal University in 1982. Mr. Shao is a member of the American Institute of Certified Public Accountants. We believe that Mr. Shao’s deep knowledge of finance and accounting matters brings a unique expertise to the Board of Directors.

Dr. Xindan Li, Independent Director, Chairman of Compensation Committee

Professor Xindan Li joined the Company as an Independent Director in April 2009. Mr. Li has served as the Dean of the Graduate School of Management Science and Engineering at Nanjing University since July 2009 and previously served as Deputy Dean from January 2001 to July 2009. He has over 20 years of teaching, research and administrative experiences. He has authored numerous books and papers, received numerous titles and honors, and undertaken research projects which addressed a wide range of business topics including investor behavior. He is a member of the Corporate Governance Index of the Shanghai Stock Exchange, and an independent director for NARI technology development Co., Ltd., Nanjing Securities Co. and Nanjing Agriculture Commercial Bank. We believe that Mr. Li’s background in corporate governance and the capital markets brings a unique expertise to the Board of Directors.

Dr. Rijun Zhang, Independent Director

Dr. Rijun Zhang joined the Company as an Independent Director in April 2009. Dr. Zhang is a professor in animal nutrition, feed biotechnology and green farming and animal husbandry at the Laboratory of Feed Biotechnology, State Key Lab of Animal Nutrition, College of Animal Science and Technology at China Agricultural University Beijing. He is a doctoral supervisor, and currently responsible for a number of research projects which address feed additives and animal nutrition issues. His work has led to numerous patents, over 100 papers in Chinese and English, awards and honors. We believe that Dr. Zhang’s knowledge of agricultural issues faced by our customers brings a unique expertise to the Board of Directors.

There are no family relationships between the directors and executive officers.

The Board of Directors has determined that Xiaochuan Guo, Sean Shao, Xindan Li, Rijun Zhang and Homer Sun are independent under Rule 5605(a)(2) of the listing rules of The NASDAQ Stock Market LLC.

Board Operations

One person holds the positions of principal executive officer and chairman of the Board of Company. The board has not designated a lead director. Given the limited number of directors comprising the board, the independent directors call and plan their executive sessions collaboratively and, between board meetings, communicate with management and one another directly. In the circumstances, the directors believe that formalizing in a lead director functions in which they all participate might detract from rather than enhance performance of their responsibilities as directors.

The Board of Directors receives regular reports from the Chief Executive Officer and members of senior management on operational, financial, legal and regulatory issues and risks. The Audit Committee of the Board additionally is charged under its Charter with oversight of financial risk, including the Company’s internal controls, and it receives regular reports from management, the Company’s internal auditors and the Company’s independent auditors. Whenever a Committee of the Board receives a report involving risk identification, risk management or risk mitigation, the Chairman of the Committee reports on that discussion, as appropriate, to the full Board during the next Board meeting.

The Board of Directors held 6 meetings during 2012. During 2012, no director attended fewer than 75% of the meetings of the Board of Directors and Board committees of which the director was a member. It is the policy of the Board of Directors that all directors should attend the annual meeting of shareholders in person or by teleconference. Last year seven directors attended the annual meeting in person or by teleconference.

The Board has adopted a code of ethics applicable to Company’s directors, officers, and employees. The code of ethics is available at Company’s website, www.yongyeintl.com.

Board Committees

The Board of Directors has standing audit, compensation, and nominating committees, comprised solely of independent directors. Each committee has a charter, which is available at Company’s website, www.yongyeintl.com.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, engages Company’s independent accountants, reviewing their independence and performance; reviews Company’s financial disclosure, financial statements, and accounting principles, policies, and practices, scope and results of the annual audit, and internal audit and risk management processes and effectiveness of Company’s internal control over financial reporting; reviews related party transactions; and maintains procedures for receipt and handling of reports regarding accounting or financial irregularities. The Audit Committee held 4 meetings during 2012.

The members of the Audit Committee are Sean Shao, Chair, Xiaochuan Guo and Xindan Li. The Board has determined that Sean Shao is an audit committee financial expert, as defined by the SEC rules.

Audit Committee Report

With respect to the audit of Company’s financial statements for the year ended December 31, 2012, the Audit Committee has reviewed and discussed the audited financial statements with management and has discussed with Company’s independent accountants the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and has received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with the independent accountant the independent accountant’s independence.

Based on these reviews and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the company’s annual report on Form 10-K for the year ended December 31, 2012.

Sean Shao, Chair

Xiaochuan Guo

Xindan Li

Compensation Committee

The Compensation Committee makes recommendations to the Board of Directors concerning salaries and incentive compensation for the Company’s executive officers and administers the Company’s equity incentive plans. The Compensation Committee held 4 meetings during 2012.

The members of the Compensation Committee are Xindan Li, Chair, Xiaochuan Guo, and Sean Shao.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee assists the Board of Directors in identifying and recommending qualified individuals to the Board as its nominees for election as directors, in determining the composition of the Board, and in assessing the performance of the Board as a whole and its individual members. The Nominating and Corporate Governance Committee held 1 meeting during 2012.

The members of the Nominating and Corporate Governance Committee are Xiaochuan Guo, Chair, Homer Sun, and Xindan Li.

Stockholders wishing to propose a director candidate must send the recommendation to Company by the month and day that is the same month and day that was 120 days before the date of release of proxy materials for the annual meeting immediately preceding the annual meeting at which the candidate is proposed to be elected, c/o Secretary, Yongye International, Inc., accompanied by:

•	Evidence that the writer is a stockholder, sufficient for purposes of SEC Rule 14a-8;

•	The name and contact information of the candidate; and

•               A statement signed by the candidate that the candidate is willing to be considered for nomination by the committee and willing to serve as a director, if nominated and elected.

The Company’s Secretary will send its standard director questionnaire to the candidate, and, if returned, fully and accurately completed, by the month and day that is the same month and day that was 100 days before the date of release of proxy materials for the annual meeting immediately preceding the annual meeting at which the candidate is proposed to be elected, the Secretary will forward the recommendation, accompanying documents, and the questionnaire to the Nominating and Corporate Governance Committee for consideration. Company may also require any proposed nominee to furnish such other information as Company or the Nominating Committee and Corporate Governance may reasonably require to determine the eligibility of the nominee to serve as a director.

The Nominating and Corporate Governance Committee also considers, as director nominees, persons recommended by current directors, executive officers, and others, which are evaluated in the same manner as persons proposed by stockholders, except that the Nominating and Corporate Governance Committee may consider, as one of the factors in its evaluation of stockholder recommended candidates, the amount and duration of the stock holding of the recommending stockholder or stockholder group.

The Committee applies the following criteria in considering director candidates:

Independence. Whether non-management candidates may be considered “independent” under applicable stock market rules; under securities and tax laws; or for any other purpose. The Committee also considers whether a candidate might be subject to any conflict of interest.

Corporate Governance. Whether the candidate recognizes the role of directors in representing the interests of stockholders, generally, and not of any particular stockholder or group of stockholders; whether the director demonstrates familiarity and intention to fulfill the fiduciary duties of directors and appears open and candid; whether the director understands the differences in functions of the Board of Directors and management.

Judgment and Knowledge. Whether the candidate demonstrates sound business judgment and ability to assess Company’s strategy and business plans, evaluate management, and decide other board-level issues

Communication Skills. The candidate’s communications skills; willingness to voice his own views; ability to listen to views of others dispassionately; and ability to express and bring to bear his expertise regarding Company matters.

Professional Status. The candidate’s record as a business manager and reputation for integrity; whether the candidate has the respect of his business and community peers; whether the candidate’s Board membership would enhance Company’s reputation.

Diversity. The Board wishes to establish a complement of directors with substantial skill and experience in the following areas:

▪	industry-specific knowledge, experience;
▪	accounting and finance;

▪	capital markets;
▪	corporate governance;
▪	executive compensation;
▪	international business;
▪	operations management;
▪	marketing, advertising, or promotion; and
▪	risk management.

The Board implements this policy by seeking to fill any Board vacancy with a director having skill or experience in one of the areas that the Board wishes to strengthen and assesses the effectiveness of the policy in light of the results of Company’s operations.

In addition, the Nominating and Corporate Governance Committee considers any other factors it deems appropriate. ”Diversity,” as such, is not a criterion that the Committee considers.

Pursuant to the Securities Purchase Agreement and the Certificate of Designation for the Company’s Preferred Shares, MSPEA Agriculture Holdings Limited (“MSPEA”) is entitled to designate a non-executive director to the Company’s Board of Directors. After such designee ceases to be a director of the Company, for as long as at least 25% of the Preferred Shares are outstanding, the holders of at least a majority of the outstanding Preferred Shares are similarly entitled to elect one director to the Company’s board of directors.

Homer Sun has been elected by MSPEA, the holder of all of the Preferred Shares, to the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and any beneficial owner of more than 10% of any class of Company equity security to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish copies of the reports to Company. Based solely on the Company’s review of copies of such forms and written representations by Company’s executive officers and directors received by it, the Company believes that during 2012, all such reports were filed timely.

Executive Officers

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of Our Company” in Part I of this 2012 Annual Report.

ITEM 11. Executive Compensation

Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation of the named executive officers for each of the three fiscal years in the period ended December 31, 2012.

FISCAL 2012 COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Zishen Wu	2012	$1,181,000	$780,572	–	–	–	–	–	$1,961,572
(Principal Executive Officer)	2011	$550,000	$567,144	$1,799,926	–	–	–	–	$2,917,070
	2010	$550,000	-	$1,397,003	–	–	–	–	$1,947,003

Sam Yu	2012	$905,000	$624,458	–	–	–	–	–	$1,529,458
(Principal Financial Officer)	2011	$400,000	$608,048	$1,198,879	–	–	–	–	$2,206,927
	2010	$400,000	$147,520	$930,120	–	–	–	–	$1,477,640

Nan Xu	2012	$400,000	–	–	–	–	–	–	$400,000
(Chief Operating Officer)	2011	$196,546	–	$450,785	–	–	–	–	$647,331
	2010	$86,825	–	$350,163	–	–	–	–	$436,988

Narrative Discussion

We have entered into an employment agreement with each of Zishen Wu, Sam Yu and Nan Xu. We entered into an employment contract on April 17, 2008 with Mr. Wu to employ him as our Chairman and CEO that was subsequently amended to extend the term of employment until May 31, 2016. Since January 1, 2012, Mr. Wu has been entitled to an annual gross salary in an amount of $1,181,000 including all allowances, social insurance such as pension, unemployment, medical insurance and other social insurance coverage in accordance with relevant PRC laws and regulations, and housing fund. This also includes a stipend of $50,000 annually for board activities. We have the right to adjust the salary and welfare benefits of Mr. Wu appropriately based on his capability, experience, attitude, performance, achievement, working-age and position as well as its salary and position adjustment policies and business conditions experienced. Either party to the agreement has a right to terminate the agreement, subject to the terms and conditions therein.

We entered into an employment contract on March 20, 2009 with Mr. Sam Yu to employ him as our Chief Financial Officer. The contract was subsequently amended to extend the term of employment until May 31, 2016. Since January 1, 2012, Mr. Yu has been entitled to an annual gross salary in an amount of $905,000 including all allowances, social insurance such as pension, unemployment, medical insurance and other social insurance coverage in accordance with relevant PRC laws and regulations, and housing fund. We have the right to adjust the salary and welfare benefits of Mr. Yu appropriately based on his capability, experience, attitude, performance, achievement, working-age and position as well as its salary and position adjustment policies and business conditions experienced. Either party to the agreement has a right to terminate the agreement, subject to the terms and conditions therein.

We entered into an employment contract, effective September 1, 2011, with Mr. Nan Xu to employ him as our Chief Operating Officer. Mr. Xu is entitled to an annual gross salary in an amount of $400,000 including all allowances, social insurance such as pension, unemployment, medical insurance and other social insurance coverage in accordance with relevant PRC laws and regulations, and housing fund. We have the right to adjust the salary and welfare benefits of Mr. Yu appropriately based on his capability, experience, attitude, performance, achievement, working-age and position as well as its salary and position adjustment policies and business conditions experienced. Either party to the agreement has a right to terminate the agreement, subject to the terms and conditions therein.

Assuming the employment of the Company’s named executive officers were to be terminated without cause or for good reason or in the event of change in control, as of December 31, 2011, none of the named executive officers would have been entitled to any cash payments.

Grants of Plan Based Awards

 None of our named executive officers received a plan based award during 2012.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2012, our named executive officers did not hold any unexercised options, shares of stock which had not vested or any equity incentive plan awards.

Option Exercises and Stock Vested

The following table sets forth aggregate information with respect to each named executive officer regarding exercise of stock options and vesting of restricted stock for fiscal 2012.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Zishen Wu	—	—	217,000	$1,037,260
Sam Yu	—	—	145,000	693,100
Nan Xu	—	—	54,000	258,120

Compensation of Directors

The following table sets forth information regarding compensation of each director, other than named executive officers, for fiscal 2012.

FISCAL 2012 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(5)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rijun Zhang	65,500	—	—	—	—	—	65,000
Xiaochuan Guo	121,000	—	—	—	—	—	121,000
Sean Shao	127,500	—	—	—	—	—	127,500
Xindan Li	121,000	—	—	—	—	—	121,000

The foregoing amounts with respect to Messrs. Guo, Shao and Li include $25,500, $34,500, and $25,500, respectively, representing fees earned in connection with their service on the Special Committee evaluating the preliminary non-binding going-private proposal received by the Company in October 2012.

A description of the Company’s equity compensation plans in effect as of December 31, 2012 is contained in Item 5 of this 2012 Annual Report, which information is incorporated by reference herein.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee has at any time been an officer or employee of ours, or our subsidiaries. No interlocking relationship exists between our board of directors or Compensation Committee and the board of directors or Compensation Committee of any other company, nor has any interlocking relationship existed in the past.

Compensation Discussion and Analysis

The Company’s executive compensation program for the named executive officers (as defined below) is administered by the Board of Directors.

Background and Compensation Philosophy

The Compensation Committee of our Board of Directors has not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers. No pre-established, objective performance goals or metrics have been used by the Compensation Committee in determining the compensation of our executive officers.

Elements of Compensation

Some of our executive officers receive a base salary to compensate them for services rendered during the year. Our policy of compensating our certain executives with a cash salary has served the Company well. Because of our history of attracting and retaining executive talent, we do not believe it is necessary at this time to provide our executives regular discretionary bonuses, equity incentives, or other benefits for the Company to continue to be successful.

Base Salary and Bonus. The value of base salary and bonus for each our executive reflects his or her skill set and the market value of that skill set in the sole discretion of the Board of Directors.

Equity Incentives. The Company has adopted an equity incentive plan pursuant to which awards may be granted if the Compensation Committee of our Board of Directors determines that it is in the best interest of the Company and its stockholders to do so.

Retirement Benefits. Other than those benefits included in government-mandated social insurance programs, our executive officers are not presently entitled to company-sponsored retirement benefits.

Perquisites. We have not provided our executive officers with any material perquisites and other personal benefits and, therefore, we do not view perquisites as a significant or necessary element of our executive’s compensation.

Deferred Compensation. We do not provide our executives the opportunity to defer receipt of annual compensation.

This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers listed in the Summary Compensation Table below (the “named executive officers”) during the last completed fiscal year. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for primarily the last completed fiscal year, but we also describe compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of our executive compensation disclosure.

Compensation Committee Report on Executive Compensation

Our Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the three non-employee directors named at the end of this report, each of whom is independent as defined by the NASDAQ listing standards.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this 2012 Annual Report. Based upon this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in this 2012 Annual Report.

Xindan Li, Chair

Xiaochuan Guo

Sean Shao

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of common stock, as of the record date of the meeting, by each of the Company’s directors and executive officers; all executive officers and directors as a group, and each person known to the Company to own beneficially more than 5% of the Company’s common stock. Except as otherwise noted, the persons identified have sole voting and investment powers with respect to their shares.

Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership(1)	Percentage Outstanding Shares of Common Stock
Full Alliance International Limited (2)	7,657,704	15.1%
MSPEA Agriculture Holding Limited (3)	8,553,418	13.3%
Morgan Stanley (4)	8,660,356	13.5%
Zishen Wu (5)	1,155,000	2.3%
Sam (Yue) Yu (5)	400,000	*
Nan Xu (5)	150,000	*
Homer Sun (6)	—	—
Rijun Zhang (5)	30,000	*
Xiaochuan Guo (5)	30,000	*
Xindan Li (5)	30,000	*
Sean Shao (5)	50,000	*
All Directors and Executive Officers, as a group (8 persons)	1,845,000	3.6%

*Represents beneficial ownership of less than one percent of our outstanding shares.

(1)      Beneficial ownership is determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 23, 2013, are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The percentage of beneficial ownership is based on 50,685,216 shares of common stock outstanding as of April 23, 2013.

(2)      The business address of Full Alliance International Limited (“Full Alliance”) is OMC Chambers, P.O. Box 3152, Road Town, Tortola, British Virgin Islands. Full Alliance is wholly owned by Ms. Xingmei Zhong and such shares may be deemed to be beneficially owned by Ms. Zhong. Of the 7,657,704 shares of common stock beneficially owned, 5,600,000 shares of the Company’s Common Stock have been pledged to MSPEA and are subject to the terms of a Stockholders’ Agreement (the “Stockholders’ Agreement”) with MSPEA, as described in further detail below.

(3)      Represents shares of Common Stock issuable upon conversion of the Preferred Shares originally issued to MSPEA, additional Preferred Shares issued as a dividend on such Preferred Shares and 2,128,043 shares of Common Stock purchased in open market transactions in August and September 2011. Each Preferred Share entitles the holder to the number of votes as the number of shares of common stock as the Preferred Shares is convertible into, calculated based upon the higher of (i) the applicable conversion price, or (ii) the greater of (x) $3.75 per share, the last closing bid price of the Company’s common stock and (y) US$4.66 per share, the book value per share of the Company’s common stock, in the cases of both (x) and (y) immediately prior to the signing of the Securities Purchase Agreement, dated May 29, 2011 (the “Securities Purchase Agreement”), among the Company, MSPEA and the Company’s largest shareholder, Full Alliance International Limited. Does not include 106,938 additional shares held by the MS Reporting Units which MS Parent (each as defined below) may be deemed to beneficially own. The information was derived from a Schedule 13D filed by the MS Persons on June 10, 2011, as amended by Amendments No. 1, 2, 3, 4 and 5 thereto filed on August 26, 2011, September 7, 2011, September 9, 2011, October 16, 2012 and December 28, 2012 (as so amended, the “MS 13D”). Each of Morgan Stanley, a Delaware corporation (“MS Parent”), (ii) MS Holdings Incorporated, a Delaware corporation (“MS Holdings”), (iii) Morgan Stanley Private Equity Asia III, Inc., a Delaware corporation (“MS Inc”), (iv) Morgan Stanley Private Equity Asia III, L.L.C., a Delaware limited liability company (“MS LLC”), (v) Morgan Stanley Private Equity Asia III, L.P., a Cayman Islands limited partnership (“MS LP”), (vi) Morgan Stanley Private Equity Asia Employee Investors III, L.P., a Cayman Islands limited partnership (“MS Employee”), and (vii) Morgan Stanley Private Equity Asia III Holdings (Cayman) Ltd, a Cayman Islands limited liability company (“MSPEA Holdings”) may be deemed, through their ownership of all or a controlling amount of the interests of MSPEA (or intermediate holding companies thereof) to beneficially own such securities. As noted in the MS 13D, in accordance with SEC Release No. 34-39538 (January 12, 1998) (the “Release”), the MS 13D reflects the securities beneficially owned by certain operating units (collectively, the “MS Reporting Units”) of MS Parent and its subsidiaries and affiliates (collectively, “MS”). Neither the table above nor the MS 13D reflects securities, if any, beneficially owned by any affiliates or operating units of MS whose ownership of securities is disaggregated from that of the MS Reporting Units in accordance with the Release. The MS Reporting Units disclaim beneficial ownership of the securities beneficially owned by (i) any client accounts with respect to which the MS Reporting Units or their employees have voting or investment discretion, or both, and (ii) certain investment entities of which the MS Reporting Units act as the general partner, managing general partner or other manager, to the extent interests in such entities are held by persons other than the MS Reporting Units.

MSPEA acquired the securities in the ordinary course of business, and at the time of the acquisition, had no agreement or understanding, directly or indirectly, with any person to distribute the securities. The business address of MSPEA is46th Floor, International Commerce Centre, 1 Austin Road West, Kowloon, Hong Kong.

(4)      Consists of shares of Common Stock issuable upon conversion of the Preferred Shares originally issued to MSPEA, additional Preferred Shares issued as a dividend on such Preferred Shares and 2,128,043 shares of Common Stock purchased in open market transactions in August and September 2011 and 106,938 shares of Common Stock held by the MS Reporting Units which MS Parent may be deemed to beneficially own. The information was derived from the MS 13D. Each of MS Parent, MS Holdings, MS Inc, MS LLC, MS LP, MS Employee, and MSPEA Holdings may be deemed, through their ownership of all or a controlling amount of the interests of MSPEA (or intermediate holding companies thereof) to beneficially own such securities. As noted in the MS 13D, in accordance with the Release, the MS 13D reflects the securities beneficially owned by the MS Reporting Units of MS. Neither the table above nor the MS 13D reflects securities, if any, beneficially owned by any affiliates or operating units of MS whose ownership of securities is disaggregated from that of the MS Reporting Units in accordance with the Release. The MS Reporting Units disclaim beneficial ownership of the securities beneficially owned by (i) any client accounts with respect to which the MS Reporting Units or their employees have voting or investment discretion, or both, and (ii) certain investment entities of which the MS Reporting Units act as the general partner, managing general partner or other manager, to the extent interests in such entities are held by persons other than the MS Reporting Units.

MS Parent acquired the securities in the ordinary course of business, and at the time of the acquisition, had no agreement or understanding, directly or indirectly, with any person to distribute the securities. The business address of MS Parent is 1585 Broadway, New York, New York 10036.

(5)      Address of referenced person is c/o Yongye International, Inc., 6th Floor, Suite 608, Xue Yuan International Tower, No. 1 Zhichun Road, Haidian District, Beijing, PRC. Except in the case of Mr. Shao and Mr. Wu, each such individual for whom share ownership is reflected has transferred such shares to Prosper Sino Development Limited, which entity is an affiliate of a trustee that has been engaged to administer such shares for the benefit of the relevant transferor or members of his or her family. Of the 1,155,000 shares beneficially owned by Mr. Wu, 555,000 shares are held directly by Mr. Wu and 600,000 shares have been transferred to Prosper Sino Development Limited.

(6)      The business address of Mr. Sun is Morgan Stanley, 46th Floor, International Commerce Centre, 1 Austin Road West, Kowloon, Hong Kong.

Going Private Proposal

On October 15, 2012, Mr. Wu, Full Alliance and Abax Global Capital (HongKong) Limited (“Abax” and, together with MSPEA, Mr. Wu and Full Alliance, the “Consortium”) submitted a preliminary, non-binding letter (the “Letter”) to the Company’s board of directors (the “Board”). In the Letter, the Consortium outlined its proposal (“Proposal”) to acquire all of the outstanding capital stock of the Company other than those shares (the “Shareholder Shares”) beneficially owned by the members of the Consortium, through a going-private transaction (the “Transaction”). Under the Proposal, members of the Consortium propose to acquire, through an acquisition vehicle to be formed by them, all of the outstanding capital stock of the Company (other than the Shareholder Shares which will be rolled over in connection with the Transaction) for US$6.60 per share in cash. The Consortium intends to finance the Transaction through a combination of debt and equity financing. The Proposal also provides that, among other things, the Consortium will (a) conduct customary legal, financial and accounting due diligence on the Company and (b) negotiate and execute definitive agreements with respect to the Transaction. The Letter provides that no binding obligation on the part of the Company or the Consortium shall arise with respect to the proposed Transaction unless and until definitive agreements have been executed.

According to the Schedule 13Ds, as amended, filed with the Securities and Exchange Commission by members of the Consortium (the “Schedule 13Ds”), on October 15, 2012, members of the Consortium entered into a consortium agreement (the “Consortium Agreement”) pursuant to which the Consortium will cooperate in good faith in connection with the Proposal. The Consortium Agreement provides, among other things, for coordination in (i) performing due diligence, (ii) arranging financing, (iii) structuring and negotiating the Transaction and, if applicable, entering into definitive agreements with respect to the Transaction, and (iv) engaging advisors and sharing certain expenses. During the period beginning on the date of the Consortium Agreement and ending on the earlier of (a) the 6-month anniversary of the date of the Consortium Agreement and (b) the termination of the Consortium Agreement on the occurrence of other termination events, including termination with respect to Abax if Abax has not provided written confirmation of continued interest within 60 days of the date of the Consortium Agreement, members of the Consortium have agreed (i) to work exclusively with each other with respect to the Transaction, (ii) not to sell, pledge, encumber or otherwise transfer the Shareholder Shares except for certain limited exceptions set forth in the Consortium Agreement, and (iii) not to enter into any voting agreement with respect to the Shareholder Shares. Upon a termination of the Consortium Agreement, the Consortium will negotiate in good faith to extend its term.

According to the Schedule 13Ds, on December 27, 2012, Yongye International Limited (“Parent”), a Cayman Islands exempted company established in connection with the Transaction, entered into a Term Loan Facility Agreement (the “Loan Agreement”) with the China Development Bank Corporation (“CDB”), pursuant to which CDB provided on December 28, 2012, a $99 million loan (the “Loan”) to Parent in connection with the Transaction. The Loan carries interest at the six months U.S. dollar London Interbank Offered Rate (LIBOR) plus 300 base points per annum. The Loan will mature and Parent shall repay the full amount of the loan in December 2013.

Also on December 28, 2012, Parent received a letter (the “Debt Commitment Letter”), from CDB, indicating that it will provide debt financing in the form of a loan facility in an aggregate amount of up to US$232 million to, among other things, fund a portion of the consideration payable in connection with the proposed acquisition of the all of the outstanding capital stock of the Company other than the Shareholder Shares. The upfront fee to be charged by CDB for the financing under the Debt Commitment Letter will not be less than US$2 million (the “Upfront Fee”). On December 27, 2012, MSPEA and Parent entered into a loan agreement, under which MSPEA extended a loan of US$800,000 to Parent for the payment of part of the Upfront Fee (the “MS Loan Agreement”). Such loan was drawn down on December 28, 2012. On December 27, 2012, Mr. Zishen Wu and Parent entered into a loan agreement, under which Mr. Wu extended a loan of US$800,000 to Parent for the payment of part of the Upfront Fee (the “Chairman Loan Agreement”). Such loan was drawn down on December 28, 2012.

According to Abax’s Schedule 13D, Abax, on behalf of certain of the funds managed and/or advised by it and its nominee entities and its and their affiliates, issued a financing commitment letter on December 28, 2012 to Full Alliance, which was amended and restated on April 1, 2013 and further amended on April 16, 2013 (the “Financing Commitment Letter”), under which Abax conditionally committed to provide a mezzanine debt of US$35 million (the “Mezzanine Debt Financing”). Abax had previously disclosed in its Schedule 13D that it had indicated to the Consortium its preliminary interest in potentially providing equity and/or senior mezzanine financing of up to $50 million in the aggregate in connection with the Transaction.

Abax’s commitment under the Financing Commitment Letter will terminate on the earliest of (a) May 15, 2013; (b) the date that definitive documents with respect to the Mezzanine Debt Financing become effective; and (c) the date the acquisition agreement for the Transaction is terminated. The obligation of Abax to provide the Mezzanine Debt Financing is subject to a number of conditions, including without limitation, Abax ’s completion of its review of and satisfaction in all respect with the audited financial statements of the Company for the fiscal year ended December 31, 2012, the execution of mutually satisfactory definitive documents for the Mezzanine Debt Financing and the resumption of trading of the Company’s common stock on the Nasdaq Global Select Market.

If the Transaction is carried out and consummated, the common stock of the Company will no longer be traded on the NASDAQ Global Select Market and the registration of the Common Stock under Section 12 of the Securities Exchange Act of 1934, as amended will be terminated. No assurance can be given that any proposal, any definitive agreement or any transaction relating to a proposed Transaction will be entered into or be consummated.

Stockholders’ Agreement

In connection with closing of the transactions contemplated by the Securities Purchase Agreement, on June 9, 2011, Full Alliance and MSPEA entered into a Stockholders’ Agreement. Pursuant to the agreement, Full Alliance agreed not to transfer or dispose of an aggregate of 5,600,000 shares of Common Stock pledged to MSPEA (the “Pledged Shares”) without the prior written consent of MSPEA until the earliest of (i) the conversion of all of the Preferred Shares into shares of Common Stock and the sale of all of the underlying shares of Common Stock, (ii) the redemption of all of the Preferred Shares or (iii) the fifth anniversary of the date of the agreement.

In the event that the Company’s net income falls below the certain income targets and the Company has engaged in certain additional issuances of Company’s equity securities not approved in writing by holders of a majority of the Preferred Shares outstanding, if the Certificate of Designation for the Preferred Shares does not allow for an increase in the applicable Income Target in calculating any adjustments to the conversion price of the Preferred Shares, Full Alliance agreed to transfer to MSPEA or its affiliates, for total consideration of $1, such amount of shares of Common Stock held by Full Alliance that MSPEA would otherwise receive upon conversion of its Preferred Shares, had the applicable Income Target been increased. Notwithstanding the above, the total amount of shares transferable from Full Alliance to MSPEA or its affiliates under the terms of the Stockholders’ Agreement and the shares of Common Stock issuable to MSPEA upon conversion of the Preferred Shares shall not exceed 9,869,205, or 19.99% of the total number of shares of Common Stock outstanding on the date of execution of the Securities Purchase Agreement.

The net income targets referenced above are: $84 million for fiscal 2011, $210 million for the cumulative period of fiscal 2011 through fiscal 2012, $399 million for the cumulative period of fiscal 2011 through fiscal 2013, and $682.5 million for the cumulative period of fiscal 2011 through fiscal 2014.

Full Alliance also agreed that, so long as MSPEA and its affiliates own at least 10% of the outstanding Preferred Shares, it will not, without the prior written consent of MSPEA, enter into any business that competes with the business of the Company and its subsidiaries or persuade, solicit, or encourage any management or key employee of the Company or its subsidiaries to terminate employment with the Company or its subsidiaries.

Share Pledge

In connection with the Stockholders’ Agreement, on June 9, 2011, Full Alliance pledged the Pledged Shares to guarantee its obligations under the Stockholders’ Agreement described in more detail above. Pursuant to the terms of the pledge agreement, Full Alliance agreed to appoint MSPEA as attorney-in-fact for the Pledged Shares with full power to vote and dispose of the Pledged Shares in the event Full Alliance fails to abide by the transfer restrictions or conversion adjustment transfers set forth in the Stockholders’ Agreement as described above (the “Guaranteed Obligations”).

The Share Pledge is binding upon the parties until the payment and satisfaction of all the Guaranteed Obligations and Full Alliance’s obligations under the pledge agreement.

ITEM 14. Principal Accounting Fees and Services

 Aggregate fees billed to the Company by KPMG during the last two fiscal years were as follows:

Fees	2012	2011
Audit Fees(1)	$1,040,919	$1,045,205
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$1,040,919	$1,045,205

(1)      Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and audit of the effectiveness of internal control over financial reporting, and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

The aggregate amount of Audit Fees for the year 2012 consists of $1,040,919 by KPMG for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended December 31, 2012 and review of the Company’s financial statements included in the three Form 10-Q’s for the quarters ended March, 31, June 30 and September 30, 2012, and audit of the effectiveness of internal control over financial reporting as of December 31, 2012.

The aggregate amount of Audit Fees for the year 2011 consists of $1,045,205 billed by KPMG, for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended December 31, 2011 and review of the Company’s financial statements included in the three Form 10-Q’s for the quarters ended March, 31, June 30 and September 30, 2011, and audit of the effectiveness of internal control over financial reporting as of December 31, 2011.

In accordance with the Audit Committee’s pre-approval policies and procedures described below, during fiscal 2012, 100% of all audit, audit-related, tax and other services performed by KPMG were approved in advance by the Audit Committee. KPMG was our principal auditor and no work was performed by persons outside of this firm.

Pre-Approval of Services

In accordance with the SEC’s auditor independence rules, the Audit Committee has established the following policies and procedures by which it approves in advance any audit or permissible non-audit services to be provided to the Company by its independent auditor.

Prior to the engagement of the independent auditor for any fiscal year’s audit, management submits to the Audit Committee for approval lists of recurring audit, audit-related, tax and other services expected to be provided by the auditor during that fiscal year. The Audit Committee adopts pre-approval schedules describing the recurring services that it has pre-approved, and is informed on a timely basis, and in any event by the next scheduled meeting, of any such services rendered by the independent auditor and the related fees.

The fees for any services listed in a pre-approval schedule are budgeted, and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year. The Audit Committee will require additional pre-approval if circumstances arise where it becomes necessary to engage the independent auditor for additional services above the amount of fees originally pre-approved. Any audit or non-audit service not listed in a pre-approval schedule must be separately pre-approved by the Audit Committee on a case-by-case basis. Every request to adopt or amend a pre-approval schedule or to provide services that are not listed in a pre-approval schedule must include a statement by the independent auditors as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence.

The Audit Committee will not grant approval for:

•      any services prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to the Company;

•      provision by the independent auditor to the Company of strategic consulting services of the type typically provided by management consulting firms; or

•      the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the tax treatment of which may not be clear under the Internal Revenue Code and related regulations and which it is reasonable to conclude will be subject to audit procedures during an audit of the Company’s financial statements.

Subject to certain exceptions, tax services proposed to be provided by the auditor to any director, officer or employee of the Company who is in an accounting role or financial reporting oversight role must be approved by the Audit Committee on a case-by-case basis where such services are to be paid for by the Company, and the Audit Committee will be informed of any services to be provided to such individuals that are not to be paid for by the Company.

In determining whether to grant pre-approval of any non-audit services in the “all other” category, the Audit Committee will consider all relevant facts and circumstances, including the following four basic guidelines:

•	whether the service creates a mutual or conflicting interest between the auditor and the Company;
•	whether the service places the auditor in the position of auditing his or her own work;
•	whether the service results in the auditor acting as management or an employee of the Company; and
•	whether the service places the auditor in a position of being an advocate for the Company.

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description
2.1	Share Exchange Agreement, dated as of April 17, 2008.(1)
2.2	Articles of Merger with Agreement and Plan of Merger.(6)
3.1	Amended Articles of Incorporation.(1)
3.2	Articles of Merger with Agreement and Plan of Merger.(6)
3.3	Bylaws.(5)
3.4	Certificate of Designation. (10)
4.1	Form of Investor Warrant (i).(1)
4.2	Form of Investor Warrant (ii).(1)
4.3	Form of Placement Agent Warrant.(5)
4.4	Registration Rights Agreement, dated as of April 17, 2008.(1)
4.5	Registration Rights Agreement, dated as of September 5, 2008.(2)
4.6	Registration Rights Agreement, dated as of May 9, 2009.(3)
4.7	Registration Rights Agreement, dated as of May 29, 2011. (10)
10.1	Securities Purchase Agreement, dated as of April 17, 2008.(1)
10.2	Cooperation Agreement dated January 15, 2008 by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and Yongye Nongfeng Biotechnology Co., Ltd.(1)
10.3	Sino-foreign Cooperative Joint Venture Contract, dated November 16, 2007 by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and Asia Standard Oil Limited.(1)
10.4	Supplemental Agreement to the Sino-foreign Cooperative Joint Venture Contract by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and Asia Standard Oil Limited.(1)
10.5	Securities Purchase Agreement, dated as of September 5, 2008.(2)
10.6	Make Good Escrow Agreement, dated as of September 5, 2008.(2)
10.7	Securities Purchase Agreement, dated as of May 8, 2009.(3)
10.8	Employment Contract of Zishen Wu, dated as of March 12, 2012 (effective January 1, 2010), and amendments thereto. (11)
10.9	Employment Contract of Sam (Yue) Yu, dated as of March 12, 2012 (effective March 25, 2009), and amendment thereto. (11)
10.10	Employment Contract of Nan Xu, dated as of March 12, 2012 (effective September 1, 2011). (11)
10.11	Form of Non-Independent Director Contract.(5)
10.12	Form of Independent Director Contract.(5)
10.13	Form of Vehicle Usage Agreement. (8)
10.14	Working Capital Loan Contract dated April 2, 2011, by and between Inner Mongolia YongyeNongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch. (9)
10.15	Working Capital Loan Contract dated April 18, 2011, by and between Inner Mongolia YongyeNongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch. (9)
10.16	Maximum Amount Guarantee Contract dated April 2, 2011, by and between Inner Mongolia YongyeNongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch. (9)
10.17	Comprehensive Credit Facility Agreement dated April 2, 2011, by and between Inner Mongolia YongyeNongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch. (9)
10.18	Securities Purchase Agreement, dated as of May 29, 2011. (10)
10.19	Stockholders’ Agreement, dated as of May 29, 2011.(10)
10.20	Pledge Agreement, dated as of May 29, 2011. (10)
10.21	Loan Agreement dated December 23, 2011 by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and China Citic Bank, Hohhot Branch.(11)
10.22	Maximum Amount Pledge Contract; dated December 23, 2011, by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and China Citic Bank, Hohhot Branch.(11)
10.23	Loan Agreement dated December 26, 2011 by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and China Citic Bank, Hohhot Branch.(11)

10.24	Personal Property Pledge Contract, dated December 23, 2011, by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and China Citic Bank, Hohhot Branch.(11)
10.25	Working Capital Loan Agreement dated April 28, 2012 between Inner Mongolia YongyeNongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch. (12)
10.26	Maximum Amount Guarantee Contract dated April 28, 2012 between Zishen Wu and China Everbright Bank, Hohhot Branch.(12)
10.27	Maximum Amount Guarantee Contract dated April 28, 2012 between Ping Yi and China Everbright Bank, Hohhot Branch.(12)
10.28	Working Capital Loan Contract dated June 20, 2012 between Inner Mongolia YongyeNongfeng Biotech Co., Ltd. and China International Trust and Investment Corporation (CITIC), Hohhot Branch.(12)
10.29	Working Capital Loan Contract dated November 13, 2012 between Inner Mongolia YongyeNongfeng Biotech Co., Ltd. and Shanghai Pudong Development Bank.
10.30	Guarantee Engagement Contract between Inner Mongolia YongyeNongfeng Biotech Co., Ltd. and Inner Mongolia Dinxing Guarantee Co., Ltd.
10.31	Counter-Guarantee Pledge Contract between Inner Mongolia YongyeNongfeng Biotech Co., Ltd. and Inner Mongolia Dinxing Guarantee Co., Ltd.
10.32	Domestic Letter of Credit Financing Master Agreement dated December 5, 2012 between Inner Mongolia YongyeNongfeng Biotechnology Co., Ltd. and China International Trust and Investment Corporation (CITIC), Hohhot Branch.
10.33	Fufaiting Financing Contract dated December 5, 2012 between Inner Mongolia YongyeNongfeng Biotechnology Co., Ltd. and China International Trust and Investment Corporation (CITIC), Hohhot Branch.
14	Code of Ethics.(7)
21	Subsidiaries of the Registrant.
99.1	Certificate of Scientific and Technological Advancements granted by the Inner Mongolia Autonomous Region Science and Technology Bureau, dated December 8, 2008.(5)
99.2	Consent of Scientific and Technological Advancements granted by the Inner Mongolia Autonomous Region Science and Technology Bureau, dated December 8, 2008.(5)
Wuchuan County Government's approval of WuchuanShuntong's Lignite Coal Resource Project, dated May 10, 2009. (10)
Wuchuan County Government's approval of the transfer of the Lignite Coal Resource Project from Wuchuan Shuntong to Inner Mongolia Yongye Fumin Biotechnology Limited, dated July 28, 2010. (10)
Inner Mongolia Government's approval of the change of the title for the Lignite Coal Resource Project from Wuchuan Shuntong to Inner Mongolia Yongye Fumin Biotechnology Limited, dated December 3, 2010. (10)
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

YONGYE INTERNATIONAL, INC.

Date: April 30, 2013	By:	/s/ Zishen Wu
Name: Zishen Wu
Title: Chief Executive Officer

Date: April 30, 2013	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 30, 2013	By:	/s/ Zishen Wu
Name: Zishen Wu
Title: Chief Executive Officer and Chairman (principal executive officer)

Date: April 30, 2013	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Officer (principal financial and accounting officer)

Date: April 30, 2013	By:	/s/ Nan Xu
Name: Nan Xu
Title: Director

Date: April 30, 2013	By:	/s/ Homer Sun
Name: Homer Sun
Title: Director

Date: April 30, 2013	By:	/s/ Xiaochuan Guo
Name: Xiaochuan Guo
Title: Director

Date: April 30, 2013	By:	/s/ Rijun Zhang
Name: Rijun Zhang
Title: Director

Date: April 30, 2013	By:	/s/ Xindan Li
Name: Xindan Li
Title: Director

Date: April 30, 2013	By:	/s/ Sean Shao
Name: Sean Shao
Title: Director

