Form 10-Q
period 2013-03-31
Yongye International, Inc.
filed 2013-05-10
CIK 1398551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

As of May 7, 2013, there were 50,685,216 shares of common stock, par value $.001 per share, issued and outstanding.

i

PART I.

Financial Information

ITEM 1.      FINANCIAL STATEMENTS

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	Note	March 31, 2013		December 31, 2012
Current assets
Cash		US$	184,395,831	US$	44,511,404
Restricted cash			40,000		40,000
Accounts receivable, net of allowance for doubtful accounts	3		113,978,908		293,600,762
Inventories	4		140,855,471		118,693,596
Deposits to suppliers	5		23,358,158		24,048,028
Prepaid expenses			251,432		312,648
Other receivables			873,943		1,189,633
Deferred tax assets	18		11,503,113		11,591,797
Total Current Assets			475,256,856		493,987,868

Property, plant and equipment, net	6		26,111,149		26,224,957
Intangible assets, net	7		18,281,376		18,909,349
Land use right, net	8		4,806,695		4,807,313
Prepayment for mining project	9		35,989,226		35,792,410
Distributor vehicles	10		42,271,014		44,125,293
Total Assets		US$	602,716,316	US$	623,847,190

Current liabilities
Short-term bank loans	11	US$	51,468,537	US$	50,857,163
Long-term loans and payables - current portion	12		9,282,861		9,149,280
Capital lease obligations - current portion	13		452,518		395,878
Accounts payable			8,981,338		12,364,193
Income tax payable			3,543,045		3,196,078
Advance from customers			163,765		154,944
Accrued expenses	14		11,162,501		31,389,630
Other payables	15		2,460,217		2,828,262
Derivative liabilities - fair value of warrants	16		-		348,364
Total Current Liabilities			87,514,782		110,683,792

Long-term loans and payables	12		9,841,664		10,254,922
Capital lease obligations - non-current	13		2,351,557		2,134,155
Other non-current liability	18		6,683,802		6,683,802
Deferred tax liabilities	18		6,340,652		6,618,794
Total Liabilities		US$	112,732,457	US$	136,375,465

Redeemable Series A convertible preferred shares: par value $.001; 7,969,044 shares authorized; 6,079,545 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively		US$	51,208,657	US$	51,208,657

Equity
Common stock: par value $.001; 75,000,000 shares authorized; 50,685,216 shares and 50,604,026 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	16	US$	50,685	US$	50,604
Additional paid-in capital			155,265,347		154,792,050
Retained earnings			240,066,823		240,679,395
Accumulated other comprehensive income			22,487,695		19,950,447
Total equity attributable to Yongye International, Inc.			417,870,550		415,472,496
Noncontrolling interest			20,904,652		20,790,572
Total Equity		US$	438,775,202	US$	436,263,068

Commitments and Contingencies	20		-		-
Total Liabilities, Redeemable Series A convertible preferred shares and Equity		US$	602,716,316	US$	623,847,190

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		For the Three Months Ended
	Note	March 31, 2013		March 31, 2012

Sales		US$	45,268,520		64,365,644

Cost of sales			23,636,421		28,953,139

Gross profit			21,632,099		35,412,505

Selling expenses			15,435,060		14,203,057

Research and development expenses			991,670		1,508,738

General and administrative expenses, including a reversal of allowance for doubtful accounts of nil and US$6,334,832 for three months ended March 31, 2013 and 2012, respectively			4,069,972		(2,209,471)

Income from operations			1,135,397		21,910,181

Other (expenses)/income

Interest expense			(1,866,378)		(1,004,169)
Interest income			165,758		60,074
Other (expenses)/income, net			(64,336)		32,054
Change in fair value of derivative liabilities	16		-		59,398

Total other expenses, net			(1,764,956)		(852,643)

(Losses)/earnings before income tax expense			(629,559)		21,057,538

Income tax (benefit)/expense	18		(5,079)		3,740,222

Net (loss)/income			(624,480)		17,317,316

Less: Net (loss)/income attributable to the noncontrolling interest			(11,908)		935,026

Net (loss)/income attributable to Yongye International, Inc.		US$	(612,572)	US$	16,382,290

Net (loss)/income per share of common stock:
Basic	22	US$	(0.03)	US$	0.28
Diluted	22	US$	(0.03)	US$	0.27

Weighted average shares used in computation:
Basic	22		50,669,880		49,370,711
Diluted	22		50,669,880		49,460,252

Net (loss)/income			(624,480)		17,317,316
Other comprehensive income

Foreign currency translation adjustment, net of US$ nil income taxes			2,663,236		2,341,251

Comprehensive income			2,038,756		19,658,567

Less: Comprehensive income attributable to the noncontrolling interest			114,080		1,043,895

Comprehensive income attributable to Yongye International, Inc.		US$	1,924,676	US$	18,614,672

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

		Redeemable Series A Convertible Preferred Shares			Common Stock									Equity
												Accumulated		attributable to
								Additional				Other		Yongye
								Paid-in		Retained		Comprehensive		International,		Noncontrolling		Total
	Note	Shares	Amount		Shares	Amount		Capital		Earnings		Income		Inc.		Interest		Equity
Balance as of December 31, 2012		6,079,545	US$	51,208,657	50,604,026	US$	50,604	US$	154,792,050	US$	240,679,395	US$	19,950,447	US$	415,472,496	US$	20,790,572	US$	436,263,068
Net income		-		-	-		-		-		(612,572)		-		(612,572)		(11,908)		(624,480)
Other comprehensive income		-		-	-		-		-		-		2,537,248		2,537,248		125,988		2,663,236

Warrant exercised	16	-		-	81,190		81		473,297		-		-		473,378		-		473,378
Balance as of March 31, 2013		6,079,545	US$	51,208,657	50,685,216	US$	50,685	US$	155,265,347	US$	240,066,823	US$	22,487,695	US$	417,870,550	US$	20,904,652	US$	438,775,202

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2013		March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	US$	(624,480)	US$	17,317,316
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization		4,345,695		3,348,206
Amortized interest expense		331,335		-
Reversal of allowance for doubtful accounts		-		(6,334,832)
Change in fair value of derivative liabilities		-		(59,398)
Stock compensation expense		-		1,212,158
Deferred tax (benefit)/expense		(297,094)		654,850
Changes in operating assets and liabilities:
Accounts receivable		181,025,679		79,401,906
Inventories		(21,484,206)		(24,655,838)
Deposit to suppliers		821,150		(12,373,644)
Prepaid expenses		62,851		2,242,938
Other receivables		320,144		104,013
Distributor vehicles		50,165		(2,033,790)
Accounts payable-third party		(3,446,833)		6,960,594
Income tax payable		292,015		(713,913)
Advance from customers		7,960		(3,958,275)
Accrued expenses		(20,375,053)		521,525
Other payables		115,944		97,839
Net Cash Provided by Operating Activities		141,145,272		61,731,655

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment		(502,297)		(14,723)
Net Cash Used in Investing Activities		(502,297)		(14,723)

The accompanying notes are an integral part of these unaudited consolidated financial statements

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Three Months Ended
	March 31, 2013		March 31, 2012
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term loans and payables		(1,202,053)		(1,356,948)
Proceeds from warrants exercised		125,014		-
Repayment for capital lease obligations		(71,220)		-
Net Cash Used in Financing Activities		(1,148,259)		(1,356,948)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH		389,711		375,227
NET INCREASE IN CASH		139,884,427		60,735,211
Cash at beginning of period		44,511,404		81,154,880
Cash at end of period	US$	184,395,831	US$	141,890,091

Supplemental cash flow information:
Cash paid for income taxes	US$	-	US$	3,799,284
Cash paid for interest expense		1,529,429		942,181

Noncash investing and financing activities:
Acquisition of property, plant and equipment under capital leases		331,434		-
Acquisition of distributor vehicles by assuming long-term loans and payables		816,126		4,780,243
Acquisition of property, plant and equipment included in other payables		972,282		1,302,630
Exercise of warrants that were liability classified		348,364		-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

In May 2011, the Company entered into a securities purchase agreement with MSPEA Agriculture Holding Limited (“MSPEA”), an affiliate of Morgan Stanley, and Full Alliance International Limited (“Full Alliance”), the Company’s largest shareholder. According to the agreement, the Company issued 5,681,818 shares of redeemable Series A convertible preferred shares to MSPEA on June 9, 2011 (“Issuance Date”) for total gross proceeds of US$50 million. The redeemable Series A convertible preferred shares are convertible into common stock of the Company at an initial conversion price of US$8.80 subject to certain adjustments as specified in the agreement (See Note 16).

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The December 31, 2012 consolidated balance sheet was derived from the audited consolidated financial statements of the Company. The accompanying unaudited consolidated financial statements should be read in conjunction with the December 31, 2012 audited consolidated financial statements of the Company included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2013, the results of operations for the three months ended March 31, 2013 and 2012 and cash flows for the three months ended March 31, 2013 and 2012, have been made.

The Company’s business is subject to seasonal variations; thus, the results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for the full fiscal year ending December 31, 2013. Generally, the second and third quarters are peak sales periods, and first and fourth quarters are low sales periods for the Company.

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

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013		December 31, 2012

Accounts receivable	US$	123,036,401	US$	302,608,722
Less: allowance for doubtful accounts		(9,057,493)		(9,007,960)
Total	US$	113,978,908	US$	293,600,762

There was no write-off of accounts receivable for the three months ended March 31, 2013 and 2012. As of May 7, 2013, US$31 million of the accounts receivable outstanding at March 31, 2013 were subsequently collected.

The activities in the allowance for doubtful accounts for the three months ended March 31, 2013 and 2012 are as follows:

	March 31, 2013		March 31, 2012

Allowance for doubtful accounts at beginning of period	US$	9,007,960	US$	15,222,584
Reversal of allowance for doubtful accounts, net		-		(6,334,832)
Foreign currency translation adjustment		49,533		106,094
Allowance for doubtful accounts at end of period	US$	9,057,493	US$	8,993,846

Past due balances are reviewed individually for collectability. During the three months ended March 31, 2013, a significant portion of the accounts receivable as of December 31, 2012, including all the past due accounts, were collected by the Company. As of March 31, 2013, the Company assessed its allowance for doubtful accounts and determined that the allowance for doubtful accounts was adequate by considering the amount of historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute and past due, the accounts receivables aging and customers’ repayment patterns.

During the three months ended March 31, 2013, to reduce the Company’s credit risk, management required certain customers to pay for the Company’s products by bills receivable. Bills receivable represents short-term notes receivable issued by financial institutions that entitles the Company to receive the full face amount from the financial institutions upon maturity, which generally is six months from the date of issuance.

During the three months ended March 31, 2013, the Company transferred its bills receivable to banks. At the time of the transfer, the Company has determined that the Company has surrendered control over those bills receivable transferred and the derecognition conditions have been met, and accordingly, the bills receivable are derecognized. The estimated fair value of the limited recourse obligations was determined to be immaterial. The Company recorded the discount from the bills receivable transferred to banks of US$583,329 in interest expense in the consolidated statements of comprehensive income for the three months ended March 31, 2013.

As of March 31, 2013, bills receivable which have been transferred by the Company but not yet matured and therefore subject to limited recourse is US$24 million.

NOTE 4 - INVENTORIES

Inventories at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013		December 31, 2012

Finished goods	US$	125,691,308	US$	100,771,731
Work in progress		13,549,189		16,508,149
Raw materials		1,232,450		1,090,665
Consumables and packing supplies		382,524		323,051
Total	US$	140,855,471	US$	118,693,596

As of March 31, 2013 and December 31, 2012, certain finished goods of US$2,390,781 and US$2,377,707 respectively, were pledged as security for short-term bank loans (See Note 11). In addition, as of March 31, 2013 and December 31, 2012, finished goods included US$45,761,969 and US$46,112,628 of products were sold to certain distributors for which the related revenue was not recognized in accordance with the Company’s accounting policy on revenue recognition. Revenues from sale of products to these distributors are not recognized until collectability is reasonably assured, which is demonstrated by a sufficient period of historical collection experience. Until that time, product sales to these distributors are recognized as revenue, with the related finished goods recognized in cost of sales when cash is received from the distributors. During the three months ended March 31, 2013, US$2.8 million of inventory was recovered through cash collection and US$2.4 million of inventory was sold to these distributors for which the related revenue was not recognized. Of the balance of these finished goods as of March 31, 2013, US$1 million was subsequently recovered through cash collection as of May 7, 2013.

NOTE 5 - DEPOSITS TO SUPPLIERS

The Company is required to pay deposits to the suppliers for the full amount of certain raw materials ordered. These raw materials primarily consist of lignite coal, chemical component materials and packing materials. The lignite coal and chemical component materials will be consumed in the production process at Yongye Nongfeng and Yongye Fumin. As of March 31, 2013 and December 31, 2012, the deposits to suppliers for raw materials amounted to US$23,097,873 and US$23,789,166, respectively. As of May 7, 2013, approximately US$10 million deposits at March 31, 2013 were subsequently utilized, through the receipt of raw materials from the suppliers.

The Company’s decision to make advanced orders of raw materials is mainly based upon (1) the current and projected future market price of raw materials, (2) the demand and supply situation in the raw materials market, and (3) the forecasted demand of products.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013		December 31, 2012

Buildings	US$	17,398,041	US$	17,302,898
Machinery and equipment		7,464,102		7,423,282
Office equipment and furniture		534,198		528,086
Vehicles		5,492,533		5,132,875
Software		26,234		26,090
Leasehold improvements		978,863		973,510
		31,893,971		31,386,741
Less: Accumulated depreciation and amortization		5,782,822		5,161,784
Property, plant and equipment, net	US$	26,111,149	US$	26,224,957

Depreciation and amortization expense related to property, plant and equipment for the three months ended March 31, 2013 and 2012 was US$621,038 and US$469,186, respectively.

As of March 31, 2013 and December 31, 2012, vehicles with initial carrying amount of US$378,073 and US$376,005 were pledged as security for the long-term bank loans of US$78,928 and US$94,647, respectively. The bank loans were provided for the purchases of the vehicles (See Note 12).

As of March 31, 2013 and December 31, 2012, vehicles with initial carrying amount of US$2,963,368 and US$2,617,541 were acquired under capital leases, respectively (See Note 13). Among these vehicles, as of March 31, 2013 and December 31, 2012, 5 vehicles with initial carrying amount of approximately US$1.2 million were provided to the distributors in exchange for the distributors agreeing to comply with certain sales conditions under certain agreements (See Note 10).

As of March 31, 2013 and December 31, 2012, the Company pledged Yongye Nongfeng’s buildings with an initial carrying amount of approximately US$6.1 million as security for short-term bank loans (See Note 11).

NOTE 7 - INTANGIBLE ASSETS

Intangible asset at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013
	Weighted
	average	Gross			Net
	amortization	carrying		Accumulated	carrying
	period	amount		amortization	amount
Amortizing intangible assets:
Customer List	9 years	US$	26,245,930	(8,019,590)	18,226,340
Patent	10 years		115,865	(60,829)	55,036
Total		US$	26,361,795	(8,080,419)	18,281,376

	December 31, 2012
	Weighted
	average	Gross			Net
	amortization	carrying		Accumulated	carrying
	period	amount		amortization	amount
Amortizing intangible assets:
Customer List	9 years	US$	26,102,399	(7,250,666)	18,851,733
Patent	10 years		115,232	(57,616)	57,616
Total		US$	26,217,631	(7,308,282)	18,909,349

Amortization expense for the three months ended March 31, 2013 and 2012 was US$772,137 and US$754,421, respectively. The estimated annual amortization expense for intangible asset in each of the next five years is US$2,927,801.

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

The Company determined that a nine-year period to amortize the customer list was appropriate, following the pattern in which the expected benefits of the acquired asset will be consumed or otherwise used up. The Company’s contract period with its provincial distributors (including sub-provincial level distributors after the acquisition) generally is for a period of three years. The Company believes that it has historical experience in renewing or extending similar distributor contracts, which is consistent with the intended use of the Customer List. There are no legal or regulatory provisions that limit the useful life of the Customer List or that cause the cash flows and useful life of the Customer List to be constrained. In addition, the Company expects the effect of obsolescence, demand, competition, and other economic factors to be minimal.

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

NOTE 8 - LAND USE RIGHT

As of March 31, 2013 and December 31, 2012 land use right represented:

	March 31, 2013		December 31, 2012

Land use right	US$	5,174,688	US$	5,146,389
Less: Accumulated amortization		367,993		339,076
Total	US$	4,806,695	US$	4,807,313

As of March 31, 2013 and December 31, 2012, the Company had pledged Yongye Nongfeng’s land use right with an original carrying amount of approximately US$4.5 million as security for a short-term bank loan (See Note 11).

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

In August 2011, Inner Mongolia’s Ministry of Land and Resources granted the Company a Mineral Resource Exploration Permit which gives it exclusive exploration rights for the 29.74 square kilometer Project Site for an initial period of three years effective August 2, 2011. As of March 31, 2013, the Company has not obtained certain other government approvals, including Geological Report and Geological Exploration Report, for it to acquire the Mineral Right. During the year ended December 31, 2012, the Company engaged a third party mineral institute to assist the Company in obtaining the Geological Exploration Report. The Company believes the cost to be incurred in completing the remaining administrative procedures and obtaining government approvals are not significant and expects to receive the Geological Exploration Report in 2013. The Project Site in Wuchuan is located near Yongye Fumin’s production plant which manufactures the majority of the Company’s products. The Company believes the acquisition of the Mineral Right will allow it to secure a long term supply of humic acid, which is a major raw material used in the manufacture of fulvic acid based liquid and powder nutrient compounds, and which is sourced from lignite coals.

NOTE 10 - DISTRIBUTORS VEHICLES

The Company entered into agreements with certain distributors, including sub-distributors pursuant to which the Company provided each distributor a free vehicle in exchange for the distributor agreeing to comply with certain sales conditions during the term of the agreement of five years.  The sales conditions included (1) meeting the annual sales target set by the Company; (2) not selling the products at a price lower than the price stipulated by the Company; and (3) selling the products only in Company’s approved territories.  To the extent the distributor fails any one of these conditions during the term of the agreement, the Company has the right to have the vehicles returned back to the Company.

The cost of these vehicles has been recorded as “Distributors vehicles” which is expensed over a five-year period in “Cost of Sales”. Amortization expense for the three months ended March 31, 2013 and 2012 was US$2,995,608 and US$2,147,235, respectively. In addition, as of March 31, 2013 and December 31, 2012, distributor vehicles included an amount of US$6,340,652 and US$6,618,794 respectively, representing the tax effect of the difference between the amount paid for the vehicles and the tax basis of the assets.

NOTE 11 - SHORT-TERM BANK LOANS

In April 2012, Yongye Nongfeng obtained a short-term bank loan of RMB 100,000,000 (equivalent to US$15,938,541) with fixed annual interest rate of 8.528% from China Everbright Bank. The short-term bank loan is guaranteed by the Company’s Chairman and his wife, and is due on April 28, 2013. In June 2012, Yongye Nongfeng obtained a short-term bank loan of RMB 60,000,000 (equivalent to US$9,563,125) with fixed annual interest rate of 8.203% from China CITIC Bank. The short-term bank loan is pledged by the land use right and building of Yongye Nongfeng, and is due on June 20, 2013. In November 2012, Yongye Nongfeng obtained a short-term bank loan of RMB 15,000,000 (equivalent to US$2,390,781) with fixed annual interest rate of 7.8% from Shanghai Pudong Development Bank and is due on November 18, 2013. The short-term bank loan is guaranteed by certain third parties (the “Guarantee Company”). Guarantee fee of RMB 300,000 (equivalent to US$47,532) was paid during the year ended December 31, 2012. The Company pledged certain finished goods as counter-guarantee to the Guarantee Company.

In December 2012, Yongye Nongfeng issued a letter of credit (“L/C”) to Yongye Fumin through China CITIC Bank with a par value of RMB 150,000,000 (equivalent to US$23,907,811) and a term of period of 6 months. Yongye Fumin immediately discounted the L/C to the bank and received RMB 145,837,500 (equivalent to US$23,244,755). The difference between the cash received and the par value amounting to RMB 4,162,500 (equivalent to US$663,441) was charged by the bank as interest. The cash received is recorded as a short-term bank loan with a period of 6 months. The interest charges are amortized during the period of the short-term bank loan. During the three months ended March 31, 2013, $331,335 of the interest charges was amortized in expenses with a corresponding credit to short-term loans.

NOTE 12 - LONG-TERM LOANS AND PAYABLES

As of March 31, 2013 and December 31, 2012, long-term loans consisted of the following:

	March 31, 2013		December 31, 2012

Vehicle loans-employees	US$	78,928	US$	94,647
Vehicle loans-distributors		19,045,597		19,309,555
Total	US$	19,124,525	US$	19,404,202

As of March 31, 2013 and December 31, 2012, vehicle loans-employees of US$78,928 and US$94,647, respectively, were secured by four vehicles with initial carrying amount of US$378,073 and US$376,005, respectively. The vehicle loans-employees are payable in monthly installments over three to five years. Interest rates on the loans range from 5.40% to 14.54% annually, and are subject to the change of the base interest rate prescribed by People’s Bank of China. The vehicle loans were obtained by individual employees of the Company after the Company made the initial down payment of the purchase price of the vehicles. The Company and the individual employees entered into trust agreements that stipulate that (i) the vehicles are legally registered under the individuals’ name, (ii) the Company has the rights of official use, (iii) the Company has the rights to the legal title of the vehicles at all times and is entitled to change the registered owner to the Company or designated third party at any time, (iv) the Company assumes the risk of loss, damage, penalty and other obligations related to the operation and ownership of the vehicle to the extent that the loss or damages were not caused by the individuals’ improper use of the vehicle, (v) the individuals have no right to sell, lease, lend or pledge the vehicles to any other person or entity, and (vi) the Company is obligated to repay the loans in full, and to bear the costs of the related repairs, maintenance, insurance and taxes. Consequently, the Company has recognized the cost of the vehicles as other assets and the loans as liabilities in its consolidated balance sheet.

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

The aggregate maturities of the long-term loans and payables for each of the five years subsequent to March 31, 2013 are: US$9,282,861, US$6,563,375, US$3,093,802, US$97,654, and US$86,833, respectively.

NOTE 13- CAPITAL LEASES

As of March 31, 2013, 13 vehicles were acquired under capital leases with a lease term of 5 years.

The following is an analysis of the vehicles acquired under capital leases.

	March 31, 2013		December 31, 2012

Vehicles	US$	2,963,368	US$	2,617,541

Less: Accumulated depreciation and amortization		187,525		62,167
	US$	2,775,843	US$	2,555,374

The following is a schedule by years of future minimum lease payments under capital leases and the present value of the net minimum lease payments as of March 31, 2013.

Year ending March 31:

2014	US$	854,667
2015		854,667
2016		854,667
2017		854,667
2018		516,979
Total minimum lease payments		3,935,647
Less: Amount representing interest		1,131,572
Present value of net minimum lease payments		2,804,075

Classification on consolidated balance sheet as of March 31, 2013:
Capital lease obligations - current portion		452,518
Capital lease obligations - non-current		2,351,557

NOTE 14- ACCRUED EXPENSES

Accrued expenses at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013		December 31, 2012

Research and development costs	US$	5,881,376	US$	11,010,670
Promotion expenses		1,650,528		10,075,999
Advertising costs		1,500,481		5,645,064
Freight charges		365		2,155,800
Accrued payroll		675,172		643,700
Others		1,454,579		1,858,397
Total	US$	11,162,501	US$	31,389,630

Accrued expenses mainly related to services provided by vendors, for which payments are due within one year. These accrued expenses were determined based on the contract amounts specified in the agreements with the vendors.

NOTE 15- OTHER PAYABLES

Other payables as of March 31, 2013 mainly represented payables of US$972,282 for the expansion construction of the production plant in Yongye Fumin and non income tax payables of US$574,958. Other payables as of December 31, 2012 mainly represented payable of US$1,463,905 for the expansion construction of the production plant in Yongye Fumin and non income tax payables of US$491,042.

NOTE 16- EQUITY FINANCING

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

In October 2010, the Company granted 1,183,667 restricted shares to management and independent directors of the Company in accordance with the Yongye International, Inc. 2010 Omnibus Securities and Incentive Plan (the “Plan”), as an incentive to such individuals to promote the success of the Company’s business. Management was granted 1,137,000 shares on October 8, 2010, and the independent directors were granted 46,667 shares on October 15, 2010. The shares vested in April 2011.

On October 10, 2011, the Company granted 1,166,333 restricted shares to management and independent directors of the Company in accordance with the Plan, as an incentive to such individuals to promote the success of the Company’s business. The shares vested in October 2012.

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

Based on the historical income level, year to date income (as adjusted for exclusion of certain items) and projected net income (as adjusted for exclusion of certain items) and earnings per share for the next two years, management believes it is not probable that the Series A convertible preferred shares are redeemable as at March 31, 2013 and December 31, 2012. The Company assesses the probability of whether the redeemable Series A convertible preferred shares are redeemable at each reporting period end.

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

As of December 31, 2012, there were 81,190 warrants outstanding, which were exercised in January 2013. In connection with the exercise, the Company issued 81,190 shares of common stock and received $125,014 from warrant holders that cash exercised.

The potential cash payments and the down-round provision preclude the classification of these warrants as equity. Accordingly, the warrants are accounted for as a liability and adjusted to fair value through earnings at each reporting date. The gain resulting from the decrease in fair value of warrants was nil and US$59,398 for the three months ended March 31, 2013 and 2012, respectively.

The estimated fair values of the warrants issued to April Investor and September Investor were determined at December 31, 2012 using Binominal Option Pricing Model with Level 2 inputs. The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were measured at fair value on a recurring basis as of December 31, 2012.

Fair Value Measurements Using:
			Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs		Significant Unobservable Inputs
March 31, 2013	Total		Level 1	Level 2		Level 3

Liabilities at fair value:
Derivative liabilities-warrants	US$	-	-	US$	-	-

	Fair Value Measurements Using:
			Quoted Prices in Active Markets for Identical Financial Assets and Liabilities	Significant Other Observable Inputs		Significant Unobservable Inputs
December 31, 2012	Total		Level 1	Level 2		Level 3

Liabilities at fair value:
Derivative liabilities-warrants	US$	348,364	-	US$	348,364	-

The fair values of the warrants are summarized as follows:

	April Warrants		September Warrants
Fair value of warrant per share (US$) at:
Date of issuance	US$	1.07	US$	2.08
March 31, 2013		-		-
December 31, 2012		-		4.29

The fair values of the warrants outstanding as of December 31, 2012 were determined based on the Binominal option pricing model, using the following key assumptions:

	December 31, 2012
	April Warrants		September Warrants

Expected volatility		-		45%
Expected dividends yield		-		0%
Time to maturity		-		0.7 years
Risk-free interest rate per annum		-		0.063%
Fair value of underlying common shares (per share)	US$	5.83	US$	5.83

Stock-based compensation

Pursuant to the Plan, which was approved by the stockholders of the Company in the annual meeting held on June 11, 2010, the Company was authorized to issue up to 2,350,000 shares of the Company’s common stock to selected executives, key employees and directors. The number of shares of the Company’s common stock that can be issued is limited to an aggregate of 1,500,000 shares in any calendar year. The purpose of the Plan is to provide incentives to such individuals to promote the success of the Company’s business.

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

The total stock-based compensation cost recognized in the general and administrative expenses for the three months ended March 31, 2013 and 2012 were US$ nil and US$1,212,158, respectively.

NOTE 17 - STATUTORY RESERVE

Yongye Nongfeng and Yongye Fumin are required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principle in the PRC to a statutory surplus reserve until the reserve balance reaches 50% of its registered capital. For the three months ended March 31, 2013 and 2012, Yongye Nongfeng and Yongye Fumin made appropriations to this statutory reserve of US$271,241, and US$1,694,377, respectively. The accumulated balance of the statutory reserve of Yongye Nongfeng and Yongye Fumin as of March 31, 2013 and December 31, 2012 was US$32,902,724 and US$32,631,483, respectively.

In accordance with the PRC laws and regulations, Yongye Nongfeng and Yongye Fumin are restricted in its ability to transfer a portion of its net assets to the Company in the form of dividends, which amounted to US$31,257,588, representing the amount of accumulated balance of statutory reserve of Yongye Nongfeng and Yongye Fumin attributable to the Company as of March 31, 2013.

NOTE 18 - INCOME TAXES

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

The Company’s effective income tax rates for the three months ended March 31, 2013 and 2012 were 0.81% and 17.76%, respectively. For the three months ended March 31, 2013, the losses before income tax expense of the PRC entities and the non-PRC entities were US$32,536 and US$597,023 respectively, and the effective income tax rates of the PRC entities and the non-PRC entities were approximately 15.61% and 0% respectively. The effective income tax rate of PRC entities for the three months ended March 31, 2013 differs from the PRC statutory income tax rate of 25% primarily due to the effect of Yongye Nongfeng’s and Yongye Fumin’s preferential tax treatment and the effect of non-deductible expenses.

There has been no change in unrecognized tax benefits during the three months ended March 31, 2013. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. No interest and penalties related to unrecognized tax benefits was recorded for the three months ended March 31, 2013.

NOTE 19 - FAIR VALUE MEASUREMENTS

The fair values of the financial instruments as of March 31, 2013 and December 31, 2012 represent the estimated amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. The fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

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

Derivative liabilities: The method and assumptions used to estimate the fair value of derivative liabilities are set out in Note 16.

Long-term loans and payables: The fair value of the Company’s long-term loans and payables is estimated by discounting future cash flows using current market interest rates offered to the Company and its subsidiaries for debts with substantially the same characteristics and maturities, and which approximated to its carrying amount as of March 31, 2013 and December 31, 2012.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

In December 2010, the Company entered into an operating lease for an office space in Beijing, PRC for the period from January 1, 2011 to December 31, 2013. The lease expense for the Beijing office was US$66,404 and US$66,116 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the minimum lease payment for next year under non-cancellable operating lease agreement is US$199,445. There is no minimum lease payment in the next second, third, fourth and fifth year.

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

On or about October 18, 2012 and October 22, 2012, five shareholder class action complaints were filed against the Company and certain officers and directors thereof in connection with the Wu Proposal. The five complaints are captioned, respectively, DOHERTY v. YONGYE INTERNATIONAL, INC., ZISHEN WU, NAN XU, XIAOCHUAN GUO, HOMER SUN, SEAN SHAO, XINDAN LI, AND RIJUN ZHANG, A-12-670343-C; KIRBY v. ZISHEN WU, NAN XU, HOMER SUN, XIAOCHUAN GUO, SEAN SHAO, XINDAN LI, RIJUN ZHANG, FULL ALLIANCE INTERNATIONAL LIMITED, MSPEA AGRICULTURE HOLDINGS LIMITED, ABAX GLOBAL CAPITAL (HONG KONG) LIMITED, and YONGYE INTERNATIONAL INC., A-12-670468-C; Dominic Calisti v. Zishen Wu, et. Al., Case No. A-12-670758-B, Dept. No. XI; Dong Seng Kong, et al. v. Zishen Wu, et. Al., Case No. A-12-670874-B, Dept. No. XI; and William A. Harris, Jr. v. Yongye International, Inc., et. Al., Case No. A-12-670817-B, Dept. No. XIII. All of the complaints were filed in Nevada state court, Clark County District, and all of the complaints challenge the Wu Proposal and allege, among other things, that the consideration to be paid in such proposal is inadequate, as is the process by which the proposal is being evaluated. The complaints seek, among other relief, to enjoin defendants from consummating the Wu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the Company’s shareholders. The complaints have been served on the Company. On or about March 5, 2013, the plaintiff in the Doherty case filed a notice of voluntary dismissal, leaving the four other cases remaining. By stipulation and order, ordered April 23, 2013 (the “Order”), the remaining cases were consolidated for all purposes under the caption In re Yongye International, Inc. Shareholders’ Litigation, Case No. A-12-670468-B. Under the Order, Plaintiffs are directed to file a Consolidated Complaint within 20 days of the announcement of a definitive merger agreement entered into in connection with any proposed going private transaction. The Company has reviewed the allegations contained in the complaints and believes they are without merit. The Company intends to defend the litigations vigorously. As such, based on the information known to date, the Company does not believe that it is probable that a material judgment against it will result.

NOTE 21 - RELATED PARTY TRANSACTIONS AND BALANCES

On January 4, 2011, the Company entered into an operating lease with Inner Mongolia Yongye for a research and development activity facility in Beijing, PRC for the period from January 4, 2011 to December 31, 2011. A new operating lease was entered on January 4, 2012 for the period from January 4, 2012 to December 31, 2012 that covered a larger facility area. The operating lease was renewed on January 3, 2013 for the period from January 4, 2013 to December 31, 2013. The lease expense for the research and development facility paid to Inner Mongolia Yongye was US$63,680 and US$63,403 for the three months ended March 31, 2013 and 2012, respectively.

In April 2012, Yongye Nongfeng obtained the short-term bank loan of RMB 100,000,000 (equivalent to US$15,938,541) with fixed annual interest rate of 8.528% from China Everbright Bank. The short-term bank loan is guaranteed by the Company’s Chairman and his wife, and is due on April 28, 2013.

NOTE 22 - EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share for the periods indicated:

	For the Three Months Ended
	March 31, 2013		March 31, 2012
Numerator:
Net (loss)/income attributable to Yongye International, Inc.	US$	(612,572)	US$	16,382,290

Paid-in-kind dividends on redeemable Series A convertible preferred shares		(852,431)		(872,603)
Earnings allocated to participating nonvested shares		-		(321,769)
Earnings allocated to participating redeemable Series A convertible preferred shares		-		(1,567,503)
Net (loss)/income for basic earnings per share		(1,465,003)		13,620,415
Denominator:
Weighted average shares of common stock		50,669,880		49,370,711
Basic (losses)/earnings per common stock		(0.03)		0.28

The following table sets forth the computation of diluted earnings per share for the periods indicated:

	For the Three Months Ended
	March 31, 2013		March 31, 2012
Numerator:

Net (loss)/income allocated to common stockholders as reported in basic EPS	US$	(1,465,003)	US$	13,620,415
Change in fair value of derivative liabilities		-		(59,398)
Net (loss)/income for diluted earnings per share		(1,465,003)		13,561,017

Denominator:
Weighted average shares of common stock as reported in basic EPS		50,669,880		49,370,711
Dilutive effect of warrants		-		89,541
		50,669,880		49,460,252
Diluted (losses)/earnings per common stock		(0.03)		0.27

NOTE 23 - CONCENTRATIONS AND CREDIT RISKS

At March 31, 2013, the Company held cash in banks of approximately US$184,359,938 that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

Five major customers accounted for 49% and one major customer accounted for 20% of the Company’s total revenue for the three months ended March 31, 2013. Five major customers accounted for 56% and one major customer accounted for 27% of the Company’s total revenue for the three months ended March 31, 2012. The Company’s total revenue to five major customers were US$22,248,033 and US$35,942,805 for the three months ended March 31, 2013 and 2012, respectively. In addition, all these major customers are distributors in the PRC agriculture industry.

For the three months ended March 31, 2013					For the three months ended March 31, 2012
Largest Customers	Primary Provinces	Amount of Sales		% Total Sales	Largest Customers	Primary Provinces	Amount of Sales		% Total Sales
Customer A	Inner Mongolia	US$	9,151,314	20%	Customer A	Inner Mongolia	US$	17,495,364	27%
Customer B	Heilongjiang; Jilin; Liaoning		3,961,504	9%	Customer E	Hebei; Beijing; Tianjin		5,016,089	8%
Customer C	Shandong		3,401,944	7%	Customer F	Inner Mongolia		4,954,429	8%
Customer D	Henan		3,143,530	7%	Customer D	Henan		4,508,285	7%
Customer E	Hebei; Beijing; Tianjin		2,589,741	6%	Customer C	Shandong		3,968,638	6%
Total		US$	22,248,033	49%	Total		US$	35,942,805	56%

Three major suppliers accounted for 85% (US$34,594,096), of which one major supplier accounted for 38% (US$15,577,462) of the Company’s inventory purchase for the three months ended March 31, 2013. Three major suppliers accounted for 71% (US$35,507,259), of which one major supplier accounted for 26% (US$13,206,283) of the Company’s inventory purchase for the three months ended March 31, 2012. If these suppliers terminate their supply relationship with the Company, the Company may be unable to purchase sufficient raw materials on acceptable terms which may adversely affect the Company’s results of operations.

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

Products

Currently, our principal product is our liquid crop nutrient product, from which we derived substantially all of our sales for the year ended December 31, 2012. We also produce powder animal nutrient product, which is mainly used for dairy cows. In the first quarter of 2012, we launched two crop nutrient products, a crop seed nutrient product and a crop root nutrient product. The crop seed nutrient product helps crop seeds sprout and improves the growth of roots, and the crop root nutrient product improves crop roots’ ability to absorb water and fertilizers and enhance crop resistance against drought, freezing, diseases, and stalk leaning. We believe, by using our regular crop nutrient together with our crop seeds and roots products at different stages of crop growth, the combined effectiveness of our products will further enhance crop yield. We market our regular crop and animal products under the trade name “Shengmingsu” (“生命素” in Chinese means “Life Essential”). Our products for crop seeds and roots are named “Zhongbaosheng” and “Qianggenbao” respectively. We produce our liquid crop nutrient products, including the newly launched crop seed product and crop root product, based on our proprietary formulae utilizing fulvic acid as the primary compound base and combining with various micro nutrients such as zinc and boron, macro nutrients like nitrogen, phosphorous and potassium (“NPK”) and other nutrients that are essential for the crop health. Our crop nutrient’s core fulvic acid compound improves crop yield by enhancing the absorption of fertilizers and micro nutrients. In addition, the micro nutrients and NPK included in our crop nutrient formula serve as supplements during key growth stages of crops. We believe that our crop nutrient products are particularly well-suited for use in China, which generally has highly degraded farming soil as a result of over-farming, decades of over-use of chemical fertilizers and less advanced farming practices compared with more developed nations. Our regular crop nutrient product is most commonly applied by directly spraying onto leaves of crops after dilution with water, and is typically used at certain critical growth stages of crops in addition to normal fertilizer application. Our crop seed nutrient product is used by soaking the seeds in our product after water dilution. Soaking time and proportions of water to product vary among different crops and users should follow our product specifications. At the time that a seeding crop is transplanted, our crop root nutrient is used by applying the product onto the crop roots after water dilution and blending with soil. After the transplant, the water-diluted crop root product is used to irrigate the crops at the roots. Soaking time and water-product proportions during and after transplanting varies and users should follow our product specifications.

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

Sales and Distribution

We employ a multi-tiered distribution model whereby we primarily sell our products to provincial-level distributors who sell to our end-customers either directly or indirectly through county-level and village-level distributors. We currently have 25 provincial-level distributors. For the most part, each distributor covers a single province, while the rest of them cover either multiple provinces or a portion of one province (in the case of Hebei and Xinjiang). We select our provincial-level distributors based on criteria including experience, reputation, network coverage and financial strength, and we usually enter into multi-year distribution contracts with them.  All of our contracts with provincial-level distributors include mutual exclusivity provisions whereby the provincial-level distributors are not allowed to distribute competing products, and we grant the distributor exclusive sales rights in the designated territory. We are careful to ensure that the sales territories of our provincial-level distributors do not overlap.

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

As of March 31, 2013, our products were sold in 30 provinces, autonomous regions and centrally-administered municipalities across China. We sell our products to 25 provincial-level distributors, who then sell our products to 810 county-level distributors and 35,246 Branded Retailers. Our multi-tiered distribution model allows us to penetrate the vast and highly fragmented rural area of China by utilizing our internal sales team to manage and leverage thousands of sales personnel at our provincial-level distributors, county-level distributors and Branded Retailers. Our internal sales team actively manages our multi-tier distribution network by participating in major distributor sales activities and providing training presentations and seminars.

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

Currently, our key raw materials for fulvic acid are lignite coal and humic acid purchased from third party suppliers, and the prices of lignite coal and humic acid are affected by factors such as market demand, quality and transportation cost. The humic acid we use comes from top grade lignite coal which is mined in Inner Mongolia and is typically sold on a per ton basis. We currently procure lignite coal from independent third party suppliers in Inner Mongolia for our manufacturing needs. Prior to 2011, the key raw material for our products was humic acid, which was procured from third party suppliers. Upon the completion of our Wuchuan Facility at the end of 2010, we have been able to produce the majority of our products by extracting fulvic acid in-house from lignite coal and no longer completely rely on humic acid from intermediaries. Other raw materials used in our products include chemicals used in our extraction and blending processes as well as macro and micro nutrients.

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

Currently, we procure lignite coal from independent third party suppliers in Inner Mongolia.  In March 2010, in order to secure a long-term supply of humic acid, we entered into an agreement to acquire a mineral resource project in Wuchuan County, Inner Mongolia.  In August 2011, Yongye Fumin, our wholly-owned subsidiary, obtained a Mineral Resource Exploration Permit for this project site in Wuchuan County, Inner Mongolia, which was issued by the Inner Mongolia Ministry of Land and Resources. Such approval granted us exclusive exploration rights for this project site for an initial period of three years beginning August 2, 2011.  We are in the process of applying for the governmental approval for the Mineral Right and are preparing for the relevant reports, including but not limited to a Geological Report and a Geological Exploration Report. In June 2012, we commenced a detailed exploration process to obtain a Geological Exploration Report. We believe the costs to be incurred in completing the remaining administrative procedures and obtaining government approvals are not significant and expect to receive the Geological Exploration Report in 2013. Upon the granting of the Mineral Right, we will be able to further vertically integrate our operations.

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

For the three months ended March 31, 2013, our actual production output for liquid crop nutrient product was 8,413 tons and the actual output for powder animal nutrient was 362 tons.  We may continue to expand our production capacity as required to respond to increasing demand for our products in the future.

Research and Development

Our research and development process begins with an internal evaluation of market demand for new types of products. After we initially identify market opportunities for new products, we will, either alone, or in cooperation with our research partners conduct research activities and develop new products. Once our research and development activities are complete, we make a final judgment regarding whether and when to bring the new product to market based upon a second evaluation of market demand, an estimate of the time and expense that will be required to obtain any necessary governmental approvals, the desirability for obtaining patents or feasibility of protecting our intellectual property by other means, and the results of market testing. The entire process normally takes anywhere from one to five years, depending on the product.

We are currently researching and market testing various customized products for crop and animals and our research and development expenses mainly consisted of field test expenses for new products, tests on different crops and tests in newly developed markets. We have already officially introduced two products for crop seeds and roots to the market in the first quarter of 2012. One product is to help crop seeds to sprout and grow, and the other is to improve crop roots’ ability to absorb water and fertilizers and to enhance crop resistance against drought, freezing, diseases, and stalk leaning. We are also examining market opportunities for introducing crop products specifically targeted at corn, peppers, wheat, rice, cucumbers, tomatoes, cotton, potatoes, sunflowers, grapes, tropical fruits and flowers, though no assurance can be given that we will ultimately bring to market the products that we are currently researching or market testing. As to animal products, we are market testing the products used for pig, chickens and sheep.

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

At the national level, we have been conducting a variety of marketing and branding campaigns to enhance our brand recognition among not only our end-customers but also our existing and potential distributors and Branded Retailers. We are amongst the very few companies in our industry that actively sponsor CCTV (China’s national TV channel) agricultural programs. We also use local TV stations, agricultural publications and newspapers to carry our advertisements. In addition, we are currently working with a national celebrity, Wang Baoqiang, as our spokesperson, to enhance our product image.

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

On April 1, 2013, the Buyer Parties confirmed to the Special Committee that they remain interested in pursuing the Proposed Transaction set forth in their proposal. On the same day, the Special Committee was provided an amended and restated financing commitment letter issued by Abax to Full Alliance, pursuant to which Abax has extended the expiration of its $35 million conditional mezzanine financing commitment to the earliest of (i) April 15, 2013, if the common stock of the Company has not resumed trading on NASDAQ by 4 p.m. (New York City time) on such date, (ii) April 30, 2013, (iii) the date of definitive documentation for which such financing becomes effective and (iv) the date the acquisition agreement for the Proposed Transaction becomes effective. Additionally, Abax’ s commitment is subject to a number of conditions, including among others, Abax’s completion of its review of and satisfaction in all respect with, the audited financial statements of the Company for the fiscal year ended December 31, 2012.

On April 16, 2013, the Special Committee was provided a letter ("Amendment") amending an amended and restated financing commitment letter (the "Commitment Letter") issued by Abax to Full Alliance on April 1, 2013. Pursuant to the Amendment, the Commitment Letter was amended to (i) include an additional condition precedent that the common stock of the Company has resumed trading on NASDAQ, but without any requirement that the resumption must occur by a specified date, and (ii) extend the expiration of the commitment to the earliest of (A) May 15, 2013, (B) the date the definitive documentation for such financing becomes effective and (C) the date the acquisition agreement for the proposed going private transaction is terminated. Abax's commitment remains subject to a number of other conditions, including Abax's completion of its review of, and satisfaction in all respect with, the audited financial statements of the Company for the fiscal year ended December 31, 2012.

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

Agriculture Sector

The agriculture industry in China enjoys favorable government policies. In past five years, the PRC government spent an aggregate of RMB4.47 trillion (US$709 billion) on agriculture, rural areas and farmers, at an average annual increase rate of 23.5%. In 2013, the government plans to spend RMB1.38 trillion (US$219 billion) on agriculture, rural areas and farmers, 11.4% higher than the amount in 2012. According to the 12th Five-Year National Economic and Social Plan (2011-2015) of China, the PRC government will continue to support the agriculture industry. Increasing agricultural production capacity and developing high-yield, high-quality and high-efficiency agriculture are the focus of the PRC government. Given our product’s ability to improve fertilizer utilization, increase crop yield, improve product quality, and enhance drought-resistance, we expect that we will further benefit from the PRC government’s agricultural policy.

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

Our end-customers are comprised of large farms which purchase directly from distributors, and individual farmers who purchase either through Branded Retailers or promotional events held by local distributors. Our Branded Retailer network has been a key driver of our sales. The number of Branded Retailers increased from 35,058 as of December 31, 2012 to 35,246 as of March 31, 2013. Hebei, Henan, Inner Mongolia and Shaanxi provinces accounted for the majority of newly recruited Branded Retailers.

Below is a table setting forth the expansion of our Branded Retailer network.

Branded Retailer by Region	Year End 2011	Year End 2012	Q1 End 2013

Hebei/Beijing/Tianjin	3,935	4,578	4,651
Inner Mongolia	765	1,136	1,150
Shandong	3,358	3,434	3,446
Guangdong/Hainan	941	1,306	1,317
Henan	2,456	2,889	2,916
Heilongjiang/Jilin/Liaoning	2,180	2,533	2,550
Xinjiang	2,097	2,437	2,440
Hubei/Hunan	2,978	3,240	3,240
Gansu/Qinghai	920	865	865
Jiangsu	1,936	2,447	2,392
Shanxi	1,310	1,745	1,756
Anhui	1,420	1,494	1,503
Shaanxi	1,491	1,691	1,705
Sichuan/Chongqing	1,044	1,105	1,119
Jiangxi/Fujian	1,006	1,346	1,352
Yunnan/Guizhou	1,076	1,418	1,441
Zhejiang	252	510	514
Guangxi	472	508	513
Ningxia	441	368	368
Shanghai	8	8	8
Total	30,086	35,058	35,246

Seasonality

Our regular liquid crop nutrient product is most commonly applied by directly spraying onto leaves of crops in the second and third quarters, which correspond to the growing seasons for most crops in most parts of China. Accordingly, the sales during the second and third quarters usually represent 70-80% of our total annual sales. Therefore, a higher volume of finished goods are usually accumulated during the non-peak seasons in preparation for the subsequent peak sales seasons, which will result in higher inventory turnover days during non-peak seasons. In the beginning of 2012, we launched two products which are positioned specifically for crop seeds and roots, the peak sales seasons of which fall in the first quarter. To streamline our production capacity to seasonal demand, we adjusted and directed our production facilities to focus on crop seed and root products in the first quarter of 2013 to prepare for the sales of the two products in their peak season. In addition, we also diverted our marketing efforts to promote the two products in the first quarter of 2013. Although these two products contributed 76% of our sales in the first quarter of 2013, we expect that these two products will only account for a small portion of our total sales in 2013 on a full year basis.

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

The pricing of the two crop seeds and roots products launched in 2012 is at the same level of our regular crop nutrient products. We may adjust our selling prices from time to time in the future based on then market conditions, and any such adjustments may affect our margins, market demand and financial results.

Competition

While we compete with both nationwide and local manufacturers of humic or fulvic acid crop nutrients, we believe that we are a clear market leader. The Chinese agriculture industry and the retail market for agricultural goods are highly fragmented. As of the end of April 2013, there were more than 4,000 fertilizer products registered in the PRC Ministry of Agriculture’s registry. We mainly compete directly with producers of humic or fulvic acid based products, of which there were around 1,000 registered as of the end of April 2013.

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

RESULTS OF OPERATIONS

Summary Statement of Income Data

	For the Three Months Ended
In US$, except for percentages	March 31, 2013		March 31, 2012		Variance	%

Sales	US$	45,268,520	US$	64,365,644	(19,097,124)	(29.7)%

Cost of sales		23,636,421		28,953,139	(5,316,718)	(18.4)%

Gross profit		21,632,099		35,412,505	(13,780,406)	(38.9)%

Selling expenses		15,435,060		14,203,057	1,232,003	8.7%

Research and development expenses		991,670		1,508,738	(517,068)	(34.3)%

General and administrative expenses (including a reversal of allowance for doubtful accounts of US$ nil and US$6,334,832 for three months ended March 31, 2013 and 2012, respectively)		4,069,972		(2,209,471)	6,279,443	(284.2)%

Income from operations		1,135,397		21,910,181	(20,774,784)	(94.8)%

Other (expenses)/income
Interest expense		(1,866,378)		(1,004,169)	(862,209)	85.9%
Interest income		165,758		60,074	105,684	175.9%
Other (expense)/income, net		(64,336)		32,054	(96,390)	(300.7)%
Change in fair value of derivative liabilities		-		59,398	(59,398)	(100.0)%

Total other expenses, net		(1,764,956)		(852,643)	(912,313)	107.0%

(Losses)/earnings before income tax expense		(629,559)		21,057,538	(21,687,097)	(103.0)%

Income tax (benefit)/expense		(5,079)		3,740,222	(3,745,301)	(100.1)%

Net (loss)/income		(624,480)		17,317,316	(17,941,796)	(103.6)%

Less: Net (loss)/income attributable to the noncontrolling interest		(11,908)		935,026	(946,934)	(101.3)%

Net (loss)/income attributable to Yongye International, Inc.	US$	(612,572)	US$	16,382,290	(16,994,862)	(103.7)%

Earnings per share:
Basic	US$	(0.03)	US$	0.28
Diluted	US$	(0.03)	US$	0.27

Weighted average shares used in computation:
Basic		50,669,880		49,370,711
Diluted		50,669,880		49,460,252

Review of Results of Operation for the Three Months Ended March 31, 2013

Our sales decreased by 29.7% to US$45.3 million for the three months ended March 31, 2013, from US$64.4 million for the same period of 2012.

Our gross profit decreased by 38.9% to US$21.6 million for the three months ended March 31, 2013, from US$35.4 million for the same period of 2012. Gross profit margin was 47.8% for the three months ended March 31, 2013, as compared to 55.0% for the same period of 2012.

Our net loss attributable to Yongye International, Inc. was US$0.6 million, or a loss of US$0.03 per diluted share, for the three months ended March 31, 2013, from the net income of US$16.4 million, or US$0.27 diluted earnings per share, for the same period of 2012.

Sales

Below is an analysis of our sales for the three months ended March 31, 2013 and 2012.

Our sales decreased by US$19.1 million, or 29.7%, to US$45.3 million for the three months ended March 31, 2013, from US$64.4 million for the same period of 2012. For the three months ended March 31, 2013, we derived US$43.9 million, or 96.9% of our total sales, from liquid crop nutrient, and we derived US$1.4 million, or 3.1% of our total sales, from the powder animal nutrient products. For our liquid crop nutrient products, the two products for crop seeds and roots contributed US$34.5 million, or 78.7% of our total liquid crop nutrient sales, while the regular crop nutrient contributed US$9.4 million, or 21.3% of total liquid crop nutrient sales.

For the three months ended March 31, 2013, the average selling price (“ASP”) of our liquid crop nutrient product was US$12,166 per ton, as compared to US$11,883 per ton for the same period of 2012.

The following table set forth the sales breakdown by region for the three months ended March 31, 2013 and 2012:

Sales By Region (US$ million)	2013 Q1	2012 Q1	YoY Change In US$	YoY Change in %
Hebei/Beijing/Tianjin	6.7	7.0	(0.3)	(4.3)%
Inner Mongolia	9.2	22.5	(13.3)	(59.1)%
Shandong	3.3	4.0	(0.7)	(17.5)%
Guangdong/Hainan	2.2	3.2	(1.0)	(31.3)%
Henan	3.2	4.5	(1.3)	(28.9)%
Heilongjiang/Jilin/Liaoning	3.9	3.9	-	0%
Xinjiang	1.0	0.7	0.3	42.9%
Hubei/Hunan	1.0	0.6	0.4	66.7%
Gansu/Qinghai	1.4	1.7	(0.3)	(17.6)%
Jiangsu	2.2	2.7	(0.5)	(18.5)%
Shanxi	1.4	2.3	(0.9)	(39.1)%
Anhui	1.3	0.7	0.6	85.7%
Shaanxi	1.8	2.5	(0.7)	(28.0)%
Sichuan/Chongqing	2.5	2.8	(0.3)	(10.7)%
Jiangxi/Fujian	2.1	2.7	(0.6)	(22.2)%
Yunnan/Guizhou	2.1	2.5	(0.4)	(16.0)%
Zhejiang	*	*	-	-
Guangxi	*	0.1	(0.1)	(100.0)%
Ningxia	*	*	-	-
Shanghai	*	*	-	-
Others	*	*	-	-
Total	45.3	64.4	(19.1)	(29.7)%

* Less than US$50,000

Our revenue for the three months ended March 31, 2013 decreased compared to the same period of 2012, primarily due to the decreased shipments of our liquid crop products. As a result of this measure, during the first quarter of 2013, we decreased shipments to most provincial distributors which had prolonged payment periods as of the end of 2012. This was done not only to manage our accounts receivable, but also to incentivize these distributors to pay off the accounts receivable in a timely manner. During the three months ended March 31, 2013, we collected US$226 million from our distributors, including US$219 million of the accounts receivable outstanding at December 31, 2012. Despite a decrease in shipments, we did not see decrease of demand for our liquid crop nutrient in the first quarter of 2013 and expect that the decreased sales of our liquid crop nutrient products in the first quarter of 2013 will be made up by the sales increase generated in the second and third quarters, which are the peak seasons for our regular liquid crop nutrient product.

Production Output

Our production output for our liquid crop nutrient product was 8,413 tons for the three months ended March 31, 2013. The inventory turnover was 494 days for the three months ended March 31, 2013 as compared to 307 days for the same period of 2012. As of March 31, 2013 and December 31, 2012, finished goods included US$45.8 million and US$46.1 million, respectively, of products that were sold and delivered to certain customers for which the related revenue was not recognized because collectability was not assured at time of shipment, and thus resulted in increased inventory and higher inventory turnover days during the three months ended March 31, 2013.

During the three months ended March 31, 2013, we sold 3,605 tons of liquid crop nutrient products, in which our crop seeds and roots products accounted for 78.7% and 221 tons of powder animal nutrient products. During the three months ended March 31, 2012, we sold 5,214 tons of liquid crop nutrient products and 380 tons of powder animal nutrient products.

Cost of Sales

Our cost of sales decreased by US$5.3 million, or 18.4%, to US$23.6 million for the three months ended March 31, 2013, from US$29.0 million for the same period of 2012.

For the three months ended March 31, 2013, our cost of sales accounted for 52.2% of our total sales, as compared to 45.0% for the same period of 2012.

Gross Margin

Our gross margin was 47.8% for the three months ended March 31, 2013, as compared to 55.0% for the same period of 2012. The decrease of gross margin for the three months ended March 31, 2013 was mainly due to the reduced sales amount and the increase of amortization of distributor vehicles recorded in cost of sales as compared to the same period of 2012.

Selling Expenses

Our selling expenses increased by US$1.2 million, or 8.7%, to US$15.4 million for the three months ended March 31, 2013, from US$14.2 million for the same period of 2012. As a percentage of sales, selling expenses increased from 22.1% for the three months ended March 31, 2012 to 34.1% for the same period of 2013. The increase of selling expenses was primarily due to an increase in advertising and promotion expense and distributors’ seminar expenditure of US$1.6 million relating to marketing and promotional activities for our products in our markets.

General and Administrative Expenses

Our general and administrative expenses increased by US$6.3 million, or 284.2%, to US$4.1 million for the three months ended March 31, 2013, from negative US$2.2 million for the same period of 2012. As a percentage of sales, general and administrative expenses increased from (3.4)% for the three months ended March 31, 2012 to 9.0% for the same period of 2013. The increase of general and administrative expenses was mainly due to the reversal of allowance for doubtful accounts of US$6.3 million which was recorded in the first quarter of 2012. General and administrative expenses mainly included accrued audit and lawyer fees related to the Proposed Transaction, and staff salary expenditure for the three months ended March 31, 2013.

Research and Development Expenses

We incurred US$1.0 million of research and development expenses for the three months ended March 31, 2013, as compared to US$1.5 million for the same period of 2012.

Our research and development expenses mainly consisted of field test expenses for existing and new products on different crops and in various geographic markets.

Income Tax Rate

During the three months ended March 31, 2013 and the year ended December 31, 2012, Yongye Nongfeng enjoyed a preferential tax rate of 15% pursuant to the High-Tech Enterprise qualification which entitled it the preferential tax rate for three years starting from January 1, 2010. Subject to renewal, Yongye Nongfeng’s High-Tech Enterprise status will enable it to enjoy the preferential income tax rate of 15% from 2013 to 2015. Management believes that Yongye Nongfeng meets all the criteria for the renewal of High-Tech Enterprise status. Pursuant to an approval from the Inner Mongolia Autonomous Region National Tax Authority on November 26, 2012, Yongye Fumin, being a foreign investment enterprise located in the Western Region of the PRC, was entitled to a preferential income tax rate of 15% retrospectively effective from January 1, 2011 to December 31, 2020.

Our effective income tax rates for the three months ended March 31, 2013 and 2012 were 0.81% and 17.76%, respectively. For the three months ended March 31, 2013, the losses before income tax expense of the PRC entities and the non-PRC entities were US$32,536 and US$597,023 respectively, and the effective income tax rates of the PRC entities and the non-PRC entities were approximately 15.61% and 0% respectively. The effective income tax rates of the PRC entities for the three months ended March 31, 2013 differ from the PRC statutory income tax rate of 25% primarily due to the effect of non-deductible expenses and the effect of Yongye Nongfeng’s and Yongye Fumin’s preferential tax treatment. The effective income tax rates for the three months ended March 31, 2012 differ from the PRC statutory income tax rate of 25% primarily due to the effect of Yongye Nongfeng’s preferential tax treatment which is partly offset by the effect of non-deductible expenses.

Our company’s PRC subsidiaries have cash balance of US$181.6 million as of March 31, 2013 which is planned to be permanently reinvested in the PRC. The distributions from our PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our plan to indefinitely reinvest our earnings in our PRC business, we have not provided for deferred tax liabilities on undistributed earnings of our PRC subsidiaries.

Net Income

Our net loss attributable to Yongye International, Inc. was US$0.6 million (representing a net loss margin of 1.4%) for the three months ended March 31, 2013 as compared to US$16.4 million (representing a net profit margin of 25.5%) for the same period of 2012. The decrease in our net loss/profit margin is primarily due to the decrease in sales and gross margin, as well as the increase in selling expenses, general and administrative expenses.

Liquidity and capital resources

Selected consolidated balance sheet data:

in US$, except for percentages	As of March 31, 2013	As of December 31, 2012	Variance	%	Note

Cash and restricted cash	184,435,831	44,551,404	139,884,427	314%
Accounts receivable, net of allowance for doubtful accounts	113,978,908	293,600,762	(179,621,854)	(61)%	1)
Inventories	140,855,471	118,693,596	22,161,875	19%	2)
Deposits to suppliers	23,358,158	24,048,028	(689,870)	(3)%	3)
Property, plant and equipment, net	26,111,149	26,224,957	(113,808)	0%
Prepayment for mining project	35,989,226	35,792,410	196,816	1%	4)
Total assets	602,716,316	623,847,190	(21,130,874)	(3)%
Long-term loans and payables - current portion	9,282,861	9,149,280	133,581	1%
Capital lease obligations – current portion	452,518	395,878	56,640	14
Short term bank loan	51,468,537	50,857,163	611,374	1%
Accounts payable	8,981,338	12,364,193	(3,382,855)	(27)%
Income tax payable	3,543,045	3,196,078	346,967	11%
Accrued expenses	11,162,501	31,389,630	(20,227,129)	(64)%	5)
Other payables	2,460,217	2,828,262	(368,045)	(13)%
Total current liabilities	87,514,782	110,683,792	(23,169,010)	(21)%
Long-term loans and payables	9,841,664	10,254,922	(413,258)	(4)%
Other non-current liability	6,683,802	6,683,802	0	0%
Total equity attributable to Yongye International, Inc.	417,870,550	415,472,496	2,398,054	1%
Total equity	438,775,202	436,263,068	2,512,134	1%	6)

1)	The decrease in accounts receivable of US$179.6 million was mainly due to the collection of accounts receivable during the first quarter of 2013. During the first quarter of 2013, we collected US$226 million from our distributors, including US$219 million of the accounts receivable outstanding at December 31, 2012. We have taken measures to increase our collection efforts and to closely monitor our distributors' financial status.

Past due balances are reviewed individually for collectability. We determine the adequacy of the allowance for doubtful accounts by considering the amount of historical losses adjusted to take into account current market conditions and customers’ financial condition, the amount of receivables in dispute and past due, the accounts receivables aging and customers’ repayment patterns. During the three months ended March 31, 2013, a significant portion of the accounts receivable as of December 31, 2012, including all the past due accounts, were collected.

For certain distributors, we do not recognize revenues upon shipment of the finished goods to them, since we determined that collectability was not reasonably assured at time of shipment. Revenues from sale of products to these distributors are not recognized until we receive full payment. As of March 31, 2013, finished goods of US$45.8 million represented products sold and shipped to distributors for which no revenue was recognized.

Accounts receivable as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013		December 31, 2012

Accounts receivable	US$	123,036,401	US$	302,608,722
Less: allowance for doubtful accounts		(9,057,493)		(9,007,960)
Total	US$	113,978,908	US$	293,600,762

Of the US$123.0 million of our gross accounts receivable as of March 31, 2013, US$26.2 million of our accounts receivable were past our six month credit term and we provided allowance for doubtful accounts in the amount of US$9.1 million, taking into account current market conditions, the customers’ financial condition, the accounts receivable ageing and the customers’ repayment patterns. For the gross accounts receivable balance as of March 31, 2013, our top three customers accounted for US$44.8 million or 36.4% and our top five customers accounted for US$68.1 million or 55.4% of the total amount of accounts receivable.

The ageing of gross accounts receivable as of March 31, 2013 and December 31, 2012 was:

Receivable Ageing	March 31, 2013%			December 31, 2012%

Current:
0-3 months	US$	38,268,654	31.1%	US$	62,258,015	20.6%
3-6 months		58,587,001	47.6%		125,453,713	41.4%
Subtotal		96,855,655	78.7%		187,711,728	62.0%

Past due:
Past due 0-30 days		23,151,745	18.8%		41,961,730	13.9%
Past due over 30 days		3,029,001	2.5%		72,935,264	24.1%
Subtotal		26,180,746	21.3%		114,896,994	38.0%

Total	US$	123,036,401	100.0%	US$	302,608,722	100.0%

Days sales outstanding (“DSO”) is defined as average accounts receivable for the period divided by net sales for the period times the days of this period. DSO increased by 243 days from 181 days for the three months ended March 31, 2012 to 424 days for the same period of 2013, mainly due to the significant amount in accounts receivable at the year ended December 31, 2012 and the reduced sales during the first quarter of 2013.

2)	The increase in inventory of US$22.2 million was mainly due to the incremental inventory stocking in the three months ended March 31, 2013. To prepare for the peak seasons of our regular crop nutrient products which fall in the second and third quarters, we accumulated higher volumes of finished goods of our regular crop nutrient product during the first quarter of 2013 and thus resulted in increased inventory and higher inventory turnover days during the three months ended March 31, 2013. As of March 31, 2013 and December 31, 2012, finished goods included US$45.8 million and US$46.1 million, respectively, of products that were sold and delivered to certain customers for which the related revenue was not recognized because collectability was not assured at time of shipment.

Inventory turn-over days (“Inventory days”) is defined as average inventory for the period divided by cost of sales for the period times the days of this period. Inventory days increased by 187 days from 307 days for the three months ended March 31, 2012 to 494 days for the same period in 2013, mainly due to the decreased cost of sales and incremental inventory stocking.

3)	The deposits to suppliers amounting to US$23.4 million and US$24.0 million as of March 31, 2013 and December 31, 2012 in anticipation of production demand for the coming peak seasons in the second and third quarters. The deposits were paid primarily to the suppliers of chemical components and packaging materials to lock in price and secure availability, which is expected to be delivered by July 2013 and consumed by the Company in the manufacturing process within a year.

4)	The cash consideration for the resource project is RMB 240 million or approximately US$35 million. According to preliminary third party analysis, the mineral resource of the project we acquired is at surface level and the “open pit” mining method is recommended. Also, our Wuchuan Facility was built near the mineral resource project to minimize future shipping expense. During the year ended December 31, 2012, we engaged a third party mineral institute to assist us in obtaining a Geological Exploration Report. We believe the cost to be incurred in completing the remaining administrative procedures and obtaining government approvals are not significant and expect to receive the Geological Exploration Report in 2013.

5)	The decrease in accrued expenses of US$20.2 million was mainly due to the settled payment of advertising and promotion activities, and research expenses for field tests that were conducted during the second half year of 2012.

6)	Total equity increased by US$2.5 million from US$436.3 million as of December 31, 2012 to US$438.8 million as of March 31, 2013. The increase in our total equity was mainly due to an increase in other comprehensive income of US$2.5 million primarily for foreign currency exchange translation adjustment during the three months ended March 31, 2013.

Summary consolidated cash flow data:

in US$, except for percentages	For the Three Months Ended
	March 31, 2013	March 31, 2012	Change

Net cash provided by operating activities	141,145,272	61,731,655	79,413,617
Net cash used in investing activities	(502,297)	(14,723)	(487,574)
Net cash used in financing activities	(1,148,259)	(1,356,948)	208,689
Effect of exchange rate change on cash and cash equivalents	389,711	375,227	14,484
Net increase in cash and cash equivalents	139,884,427	60,735,211	79,149,216
Cash at beginning of period	44,511,404	81,154,880	(36,643,476)
Cash end of period	184,395,831	141,890,091	42,505,740

The sources and uses of cash for the three months ended March 31, 2013 are summarized below:

Cash provided by operating activities was US$141.1 million and US$61.7 million for the three months ended March 31, 2013 and 2012, respectively. The cash provided by operating activities in the three months ended March 31, 2013 was primarily driven by collection of accounts receivable, but was partially offset by settled payment of accrued expenses. Other factors include a decrease of US$17.9 million in earnings.

Net cash used in investing activities was US$0.5 million and US$14.7 thousand for the three months ended March 31, 2013 and 2012, respectively.

Net cash used in financing activities was US$1.1 million and US$1.4 million for the three months ended March 31, 2013 and 2012, respectively.

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

On or about October 18, 2012 and October 22, 2012, five shareholder class action complaints were filed against the Company and certain officers and directors thereof in connection with the October 15, 2012 proposal made by Mr. Zishen Wu, the Company's Chairman of the Board and Chief Executive Officer, Full Alliance International Limited, MSPEA Agriculture Holding Limited, and Abax Global Capital (Hong Kong) Limited, on behalf of funds managed and/or advised by it and its nominee entities and its and their affiliates (collectively, “Abax”, and together with Mr. Wu, Full Alliance and MSPEA, the “Buyer Parties”) to acquire all of the Company’s outstanding shares of common stock not currently owned by the Buyer Parties in a going private transaction for $6.60 per share in cash, subject to certain conditions (the “Wu Proposal”). The five complaints are captioned, respectively, DOHERTY v. YONGYE INTERNATIONAL, INC., ZISHEN WU, NAN XU, XIAOCHUAN GUO, HOMER SUN, SEAN SHAO, XINDAN LI, AND RIJUN ZHANG, A-12-670343-C; KIRBY v. ZISHEN WU, NAN XU, HOMER SUN, XIAOCHUAN GUO, SEAN SHAO, XINDAN LI, RIJUN ZHANG, FULL ALLIANCE INTERNATIONAL LIMITED, MSPEA AGRICULTURE HOLDINGS LIMITED, ABAX GLOBAL CAPITAL (HONG KONG) LIMITED, and YONGYE INTERNATIONAL INC., A-12-670468-C; Dominic Calisti v. Zishen Wu, et. al., Case No. A-12-670758-B, Dept. No. XI; Dong Seng Kong, et al. v. Zishen Wu, et. Al., Case No. A-12-670874-B, Dept. No. XI; and William A. Harris, Jr. v. Yongye International, Inc., et. Al., Case No. A-12-670817-B, Dept. No. XIII. All of the complaints were filed in Nevada state court, Clark County District, and all of the complaints challenge the Wu Proposal and allege, among other things, that the consideration to be paid in such proposal is inadequate, as is the process by which the proposal is being evaluated. The complaints seek, among other relief, to enjoin defendants from consummating the Wu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of our shareholders. The complaints have been served on the Company. On or about March 5, 2013, the plaintiff in the Doherty case filed a notice of voluntary dismissal, leaving the four other cases remaining. By stipulation and order, ordered April 23, 2013 (the “Order”), the remaining cases were consolidated for all purposes under the caption In re Yongye International, Inc. Shareholders’ Litigation, Case No. A-12-670468-B. Under the Order, Plaintiffs are directed to file a Consolidated Complaint within 20 days of the announcement of a definitive merger agreement entered into in connection with any proposed going private transaction. We have reviewed the allegations contained in the complaints and believe they are without merit. We intend to defend the litigations vigorously. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result.

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

We derive our revenues from the sale of products through our distributors or and are subject to counterparty risks such as our distributors’ inability to pay. We offer various payment terms to our distributors. The credit period we grant and our credit policies are generally in line with market practice. Under our payment terms, we typically allow our distributors to pay the total purchase price within six months after the receipt of our products. Our peak selling seasons are normally the second quarter and the third quarter, accounting for 70%-80% of our full year sales. Payments for most of our sales made during peak seasons are generally collected in the fourth quarter and the first quarter of the following year. As of March 31, 2013 and December 31, 2012, our accounts receivable amounted to US$114.0 million and US$293.6 million, respectively.

Past due balances are reviewed individually for collectability. We determine the adequacy of the allowance for doubtful accounts by considering the amount of historical losses adjusted to take into account current market conditions and the distributors’ financial condition, the amount of receivables in dispute and past due, the accounts receivables aging and distributors’ repayment patterns. The decrease in accounts receivable of US$179.6 million was mainly due to the collection of accounts receivable during the first quarter of 2013. During the first quarter of 2013, we collected US$226 million from our distributors, including US$219 million of the accounts receivable outstanding at December 31, 2012. We have taken measures to increase our collection efforts and to closely monitor our distributors' financial status. Of the US$123.0 million of our gross accounts receivable as of March 31, 2013, US$26.2 million of our accounts receivable were past our six-month credit term, representing 21.3% of total gross account receivable balance as of March 31, 2013. We provided for allowance for doubtful accounts in the amount of US$9.1 million, taking into account current market conditions, customers’ financial condition, the accounts receivable ageing and the customers’ repayment patterns.

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

In 2010, we entered into an agreement with Wuchuan Shuntong to acquire the permit for the rights to explore, develop and produce mineral resources in a certain area of Wuchuan County. The cash consideration of the permit was approximately RMB240 million or US$35 million. The permit allows us to complete all necessary administrative procedures and obtain government approvals to acquire the permit for the rights to explore, develop and produce humic acid bearing resources (“Mineral Rights”). We believe that the Mineral Rights will allow us to secure a long term supply of humic acid, which is a major raw material used in the manufacture of our products. In August 2011, Yongye Fumin, our wholly-owned subsidiary, obtained a Mineral Resource Exploration Permit for this project site in Wuchuan County, Inner Mongolia, which was issued by the Inner Mongolia Ministry of Land and Resources. Such approval granted us exclusive exploration rights for this project site for an initial period of three years beginning August 2, 2011.  We are in the process of applying  for the governmental approval for the Mineral Rights to develop and produce the mineral resources and are preparing for the relevant reports, including but not limited to a Geological Report and Geological Exploration Report. In June 2012, we engaged a third party mineral exploration institute to assist us in obtaining the Geological Exploration Report, and we expect to receive the Geological Exploration Report in 2013. However, we cannot assure you that we can obtain the Mineral Rights to develop and produce the mineral resources in a timely manner, if at all. Furthermore, the nature and amount of the mineral resources in the Wuchuan project may not be the same as analyzed in the third-party preliminary reports obtained by us in 2009, and our supply of humic acid will be dependent upon market availability. If we are unable to obtain adequate quantities of raw materials at economically viable prices which meet our specifications, our financial condition and results of operation could be adversely affected.

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

In addition, the holders of the convertible preferred stock have the right to require us to redeem all or a portion of their convertible preferred stock if (i) the quotient of the aggregate amount of the earnings per share of any six (6) rolling consecutive quarters commencing from the first quarter of the fiscal year 2010 onwards divided by the aggregate amount of the earnings per share of the corresponding six (6) quarter period one year preceding thereto is less than one hundred and twenty percent (120%), and (ii) the actual net income of (as adjusted for exclusion of certain items) any fiscal year from 2011 to 2014 (both inclusive) is lower than US$75 million in fiscal year 2011, US$101 million in fiscal year 2012, US$121 million in fiscal year 2013 and US$145 million in fiscal year 2014, in each case at a redemption price equal to the original purchase price, plus a premium designed to generate a 20% internal rate of return to the holders thereof. The foregoing earnings targets are subject to adjustment in certain circumstances including if we have engaged in certain additional issuances of our equity securities that are not approved in writing by holders of a majority of the convertible preferred stock then outstanding (subject to certain exceptions).

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

The global market and economic conditions during the years 2008 through 2012 were unprecedented and challenging, with recessions occurring in most major economies. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, and the availability and cost of credit have contributed to increased market volatility and diminished expectations for economic growth around the world. The difficult economic outlook has negatively affected businesses and consumer confidence and contributed to volatility of unprecedented levels.

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

Our reporting currency is the U.S. dollar and our operating subsidiaries in China use RMB as their functional currency. Substantially all of our revenue and expenses are in Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on PRC government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. From 1994 to 2005, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the PRC government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 32% appreciation of the Renminbi against the U.S. dollar between July 21, 2005 and December 31, 2012.

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

On December 25, 2006, the People’s Bank of China promulgated the Administrative Measures for Individual Foreign Exchange. On January 5, 2007, SAFE issued the Implementation Rules of the Administrative Measures for Individual Foreign Exchange, or the Individual Foreign Exchange Rules, which, among other things, specify approval requirements for a PRC citizen’s participation in the employee stock ownership plans or stock option plans of an overseas publicly-listed company. In February 2012, SAFE promulgated the Notice on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly-Listed Company, or the Stock Option Rules, which replaced and substituted the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Ownership Plan or Stock Option Plan of Overseas Publicly-Listed Company issued by SAFE in March 2007. According to the Stock Option Rules, if a PRC resident participates in any stock incentive plan of an overseas publicly-listed company, a qualified PRC domestic agent must, among other things, file on behalf of such participant an application with SAFE to conduct the SAFE registration with respect to such stock incentive plan and obtain approval for an annual allowance with respect to the purchase of foreign exchange in connection with the exercise or sale of stock options or stock such participant holds. Such participating PRC resident’s foreign exchange income received from the sale of stock and dividends distributed by the overseas publicly-listed company must be fully remitted into a specific domestic foreign currency account opened and managed by such PRC agent first, before distribution to such participants. We are an offshore listed company and, as a result, any Chinese employee, or foreign employee who resides in PRC more than one year consecutively, of Yongye Nongfeng or Yongye Fumin, including without limitation, directors, supervisors and other senior management staffs of Yongye Nongfeng or Yongye Fumin, who have been granted share options or shares under our 2010 Omnibus Securities and Incentive Plan are subject to the Stock Option Rules. If Yongye Nongfeng, Yongye Fumin or their qualified employees fail to comply with these regulations, they may be subject to fines or other legal sanctions imposed by SAFE or other PRC government authorities.

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

During the past ten years, the rate of inflation in China has been fluctuating quite significantly. The PRC government, from time to time, has adopted various corrective measures designed to restrict the availability of credit, regulate growth and contain inflation. In order to control inflation, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of these and other similar policies can impede economic growth and thereby harm the market for our products and our business.

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

Risks Related to our Securities

Trading in our Common Stock was halted by NASDAQ on March 18, 2013 and there can be no assurance when or if such trading will resume, and if it resumes, whether our Common Stock will be a “Penny Stock” under SEC Regulations

We were notified on March 18, 2013 that the Listing Qualifications department of NASDAQ had instituted a trading halt in our common stock, pending receipt of further information, as a result of our filing on March 15, 2013 a notification of late filing on Form 12b-25 with respect to our Annual Report on Form 10-K regarding the year ended December 31, 2012 with the Securities and Exchange Commission, arising from delays in compiling certain information required relating to accounts receivable and related allowance for doubtful accounts for the year then ended. We subsequently received several information requests from NASDAQ. The Company is in regular contact with NASDAQ with respect to this matter and is working diligently to address NASDAQ’s requests.

Trading in our common stock will remain halted until we have fully satisfied NASDAQ's requests for additional information. Once such information and explanations are provided to NASDAQ, NASDAQ may continue to request further information. There can be no assurance when or if NASDAQ will be satisfied with our responses to this inquiry, or when or if NASDAQ will permit resumption of trading of our common stock. Should NASDAQ determine, in its sole discretion, that the continued listing of our common stock on the NASDAQ Global Select Market is against the public interest, they may move to delist our common stock. In such case, our appeals will be limited and you should be aware that our common stock may not resume trading until it is “released” to the Pink Sheets in the Over-the-Counter market.

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

On October 15, 2012, the Company received and announced a “going private” proposal (the “Wu Proposal”) from (i) Mr. Zishen Wu, the Company’s Chairman and Chief Executive Officer, (ii) Full Alliance International Limited, (iii) MSPEA Agriculture Holding Limited, and (iv) Abax Global Capital (Hong Kong) Limited, on behalf of funds managed and/or advised by it and its nominee entities and its and their affiliates (collectively, “Abax”, together with Mr. Wu, Full Alliance and MSPEA, the “Buyer Parties”). According to the proposal letter, an acquisition vehicle will be formed for the purpose of completing the acquisition at a purchase price of $6.60 per share of common stock in cash, subject to certain conditions, which purchase price is intended to be financed through a combination of debt to be primarily provided by third party financial institutions and equity capital to be provided by the Buyer Parties or their affiliates in the form of cash and/or rollover equity in the Company. The proposal letter states that the Buyer Parties have been in discussions with a Chinese bank which is experienced in financing going private transactions and has expressed interest in providing loans to finance the acquisition.

The Company’s Board of Directors has formed a special committee of independent directors to evaluate and consider the Wu Proposal and any other alternative proposals or other strategic alternatives that may be available to the Company. Since being formed, the Special Committee has engaged legal and financial advisors. The Special Committee’s process is ongoing and the Special Committee intends to continue with its work, including evaluating the Wu Proposal as well as other proposals which the Company may receive, for as long as the Special Committee, in consultation with its advisors, deems necessary. No decisions have been made by the Special Committee with respect to the Company's response to the Wu Proposal. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that this or any other transaction will be approved or consummated.

The public announcement of the proposal affected the Company’s stock price. There can be no assurance that any definitive agreement will be executed with respect to the Wu Proposal or that this or any other transaction will be approved or consummated. The absence of a proposal to acquire our common stock, or changes in the proposal, as well as the commencement of the litigation regarding Wu Proposal in Part II, Item 1, “Legal Proceedings” herein would likely have an effect on the market price of our common stock.

Our common stock may be affected by limited trading volume and may fluctuate significantly.

Our common stock was traded on the Nasdaq Global Select Market until it was halted on March 18, 2013. Although an active trading market had developed for our common stock, there can be no assurance that an active trading market for our common stock will be sustained following any resumption of trading. Failure to maintain an active trailing market for our common stock may adversely affect our shareholders’ ability to sell our common stock in short time periods, or at all. In addition, sales of substantial amounts of our common stock in the public market could harm the market price of our common stock. Our common stock has experienced, and may experience in the future, significant price and volume fluctuations. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales or our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance. These broad market fluctuations may adversely affect the market price of our common stock.

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

In February, March, May and December of 2011, and January of 2012 and March of 2013, there were reports published by the Seeking Alpha website, analysts, and other web-based publishers that contained misleading statements about us. Although we have responded to each of these reports in press releases dated February 7, 2011, March 24, 2011, May 19, 2011 and December 15, 2011, there are predictions that there will continue to be more short seller attacks against Chinese companies. As a result, the price of our stock remains vulnerable to any further attacks in this regard.

We are the subject of pending class action lawsuits, which could require us to pay substantial damages or could otherwise have a material adverse effect on us.

On or about October 18, 2012 and October 22, 2012, five shareholder class action complaints were filed against the Company and certain officers and directors thereof in connection with the October 15, 2012 proposal made by Mr. Zishen Wu, the Company's Chairman of the Board and Chief Executive Officer, Full Alliance International Limited, MSPEA Agriculture Holding Limited, and Abax Global Capital (Hong Kong) Limited, on behalf of funds managed and/or advised by it and its nominee entities and its and their affiliates (collectively, “Abax”, and together with Mr. Wu, Full Alliance and MSPEA, the “Buyer Parties”) to acquire all of the Company’s outstanding shares of common stock not currently owned by the Buyer Parties in a going private transaction for $6.60 per share in cash, subject to certain conditions (the “Wu Proposal”). The five complaints are captioned, respectively, DOHERTY v. YONGYE INTERNATIONAL, INC., ZISHEN WU, NAN XU, XIAOCHUAN GUO, HOMER SUN, SEAN SHAO, XINDAN LI, AND RIJUN ZHANG, A-12-670343-C; KIRBY v. ZISHEN WU, NAN XU, HOMER SUN, XIAOCHUAN GUO, SEAN SHAO, XINDAN LI, RIJUN ZHANG, FULL ALLIANCE INTERNATIONAL LIMITED, MSPEA AGRICULTURE HOLDINGS LIMITED, ABAX GLOBAL CAPITAL (HONG KONG) LIMITED, and YONGYE INTERNATIONAL INC., A-12-670468-C; Dominic Calisti v. Zishen Wu, et. Al., Case No. A-12-670758-B, Dept. No. XI; Dong Seng Kong, et al. v. Zishen Wu, et. Al., Case No. A-12-670874-B, Dept. No. XI; and William A. Harris, Jr. v. Yongye International, Inc., et. Al., Case No. A-12-670817-B, Dept. No. XIII. All of the complaints were filed in Nevada state court, Clark County District, and all of the complaints challenge the Wu Proposal and allege, among other things, that the consideration to be paid in such proposal is inadequate, as is the process by which the proposal is being evaluated. The complaints seek, among other relief, to enjoin defendants from consummating the Wu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of our shareholders. The complaints have been served on the Company. On or about March 5, 2013, the plaintiff in the Doherty case filed a notice of voluntary dismissal, leaving the four other cases remaining. By stipulation and order, ordered April 23, 2013 (the “Order”), the remaining cases were consolidated for all purposes under the caption In re Yongye International, Inc. Shareholders’ Litigation, Case No. A-12-670468-B. Under the Order, Plaintiffs are directed to file a Consolidated Complaint within 20 days of the announcement of a definitive merger agreement entered into in connection with any proposed going private transaction

While we believe the claims contained in these lawsuits to be without merit and intend to defend these cases vigorously, these efforts will be both expensive and time consuming and ultimately, due to the nature of the litigation, there can be no assurance that these efforts will be successful. In addition, our bylaws, our amended articles of incorporation and an agreement we entered into in favor of MSPEA’s director in connection with the May 2011 financing require us to indemnify our directors for breaches of fiduciary duties, subject to certain limited exceptions. According to such documents, we are obligated to pay for certain costs and expenses of our directors and may be liable for substantial damages, costs and expenses if the plaintiffs prevail. Such litigation could also divert the attention of our management and our resources in general from day-to-day operations.

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

Our independent registered public accounting firm’s audit documentation related to their audit reports included in our annual report may be located in the People’s Republic of China. The Public Company Accounting Oversight Board currently cannot inspect audit documentation located in the People’s Republic of China and, as such, you may be deprived of the benefits of such inspection.

Our independent registered public accounting firm that issues the audit reports included in our annual reports filed with the U.S. Securities and Exchange Commission, as auditors of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”), is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the applicable laws of the United States and professional standards. Because the audit documentation relating to our auditor’s audit report is located in the People’s Republic of China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, such auditor, like other independent registered accounting firms operating in China, is not currently inspected by the PCAOB.

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

Yongye International, Inc.

	By:	/s/ Zishen Wu
Name: Zishen Wu
May 10, 2013		Title: Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

