Form 10-Q
period 2013-06-30
Yongye International, Inc.
filed 2013-08-09
CIK 1398551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

As of August 7, 2013, there were 50,685,216 shares of common stock, par value $.001 per share, issued and outstanding.

i

PART I.

Financial Information

ITEM 1.	FINANCIAL STATEMENTS

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	Note	June 30, 2013		December 31, 2012
Current assets
Cash		US$	254,597,903	US$	44,511,404
Restricted cash			40,000		40,000
Accounts receivable, net of allowance for doubtful accounts	3		271,642,613		293,600,762
Inventories	4		102,612,609		118,693,596
Deposits to suppliers	5		32,843,422		24,048,028
Prepaid expenses			545,202		312,648
Other receivables			994,291		1,189,633
Deferred tax assets	18		14,393,497		11,591,797
Total Current Assets			677,669,537		493,987,868

Property, plant and equipment, net	6		25,874,858		26,224,957
Intangible assets, net	7		17,814,625		18,909,349
Land use right, net	8		4,851,869		4,807,313
Prepayment for mining project	9		36,533,079		35,792,410
Distributor vehicles	10		41,477,531		44,125,293
Total Assets		US$	804,221,499	US$	623,847,190

Current liabilities
Short-term bank loans	11	US$	75,234,197	US$	50,857,163
Long-term loans and payables - current portion	12		9,958,907		9,149,280
Capital lease obligations - current portion	13		470,367		395,878
Accounts payable			23,666,805		12,364,193
Income tax payable			23,701,721		3,196,078
Advance from customers			834,190		154,944
Accrued expenses	14		54,350,071		31,389,630
Other payables	15		3,003,119		2,828,262
Derivative liabilities - fair value of warrants	16		-		348,364
Total Current Liabilities			191,219,377		110,683,792

Long-term loans and payables	12		8,841,092		10,254,922
Capital lease obligations - non-current	13		2,288,956		2,134,155
Other non-current liability	18		6,822,113		6,683,802
Deferred tax liabilities	18		6,221,630		6,618,794
Total Liabilities		US$	215,393,168	US$	136,375,465

Redeemable Series A convertible preferred shares: par value $.001; 7,969,044 shares authorized; 6,079,545 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively		US$	54,713,640	US$	51,208,657

Equity
Common stock: par value $.001; 75,000,000 shares authorized; 50,685,216 shares and 50,604,026 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	16	US$	50,685	US$	50,604
Additional paid-in capital			155,265,347		154,792,050
Retained earnings			323,002,825		240,679,395
Accumulated other comprehensive income			29,865,542		19,950,447
Total equity attributable to Yongye International, Inc.			508,184,399		415,472,496
Noncontrolling interest			25,930,292		20,790,572
Total Equity		US$	534,114,691	US$	436,263,068

Commitments and Contingencies	20				-
Total Liabilities, Redeemable Series A convertible preferred shares and Equity		US$	804,221,499	US$	623,847,190

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

 UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		For the Three Months Ended				For the Six Months Ended
	Note	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012

Sales		US$	301,337,371	US$	177,625,986	US$	346,605,891	US$	241,991,630

Cost of sales			112,573,340		69,535,733		136,209,761		98,488,872

Gross profit			188,764,031		108,090,253		210,396,130		143,502,758

Selling expenses			64,964,122		38,554,590		80,399,182		52,757,647

Research and development expenses			11,354,348		7,384,804		12,346,018		8,893,542

General and administrative expenses, including a reversal of allowance for doubtful accounts of nil and US$6,334,832 for six months ended June 30, 2013 and 2012, respectively			3,262,946		8,646,763		7,332,918		6,437,292

Income from operations			109,182,615		53,504,096		110,318,012		75,414,277

Other income/(expenses)
Interest expense			(1,662,688)		(1,102,126)		(3,529,066)		(2,106,295)
Interest income			441,338		75,336		607,096		135,410
Other (expenses)/income, net			(3,912)		2,662		(68,248)		34,716
Change in fair value of derivative liabilities	16		-		9,889		-		69,287

Total other expenses, net			(1,225,262)		(1,014,239)		(2,990,218)		(1,866,882)

Earnings before income tax expense			107,957,353		52,489,857		107,327,794		73,547,395

Income tax expense	18		16,858,170		9,272,206		16,853,091		13,012,428

Net income			91,099,183		43,217,651		90,474,703		60,534,967

Less: Net income attributable to the noncontrolling interest			4,658,198		2,107,788		4,646,290		3,042,814

Net income attributable to Yongye International, Inc.		US$	86,440,985	US$	41,109,863	US$	85,828,413	US$	57,492,153

Net income per common stock:
Basic	22	US$	1.50	US$	0.75	US$	1.47	US$	1.02
Diluted	22	US$	1.50	US$	0.74	US$	1.47	US$	1.02

Net income			91,099,183		43,217,651		90,474,703		60,534,967
Foreign currency translation adjustment, net of nil income taxes			7,745,289		297,059		10,408,525		2,638,310

Comprehensive income			98,844,472		43,514,710		100,883,228		63,173,277

Less: Comprehensive income attributable to the noncontrolling interest			5,025,640		2,121,775		5,139,720		3,165,670

Comprehensive income attributable to Yongye International, Inc.		US$	93,818,832	US$	41,392,935	US$	95,743,508	US$	60,007,607

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

		Redeemable Series A Convertible Preferred Shares			Common Stock									Equity
												Accumulated		attributable to
								Additional				Other		Yongye
								Paid-in		Retained		Comprehensive		International,		Noncontrolling		Total
	Note	Shares	Amount		Shares	Amount		Capital		Earnings		Income		Inc.		Interest		Equity
Balance as of December 31, 2012		6,079,545	US$	51,208,657	50,604,026	US$	50,604	US$	154,792,050	US$	240,679,395	US$	19,950,447	US$	415,472,496	US$	20,790,572	US$	436,263,068

Net income		-		-	-		-		-		85,828,413		-		85,828,413		4,646,290		90,474,703
							-		-		-		-		-		-		-
Other comprehensive income		-		-	-		-		-		-		9,915,095		9,915,095		493,430		10,408,525

Warrant exercised	16	-		-	81,190		81		473,297		-		-		473,378		-		473,378
Paid-in-kind dividends on redeemable Series A convertible preferred shares	16	-		3,504,983	-		-		-		(3,504,983)		-		(3,504,983)		-		(3,504,983)

Balance as of June 30, 2013		6,079,545	US$	54,713,640	50,685,216	US$	50,685	US$	155,265,347	US$	323,002,825	US$	29,865,542	US$	508,184,399	US$	25,930,292	US$	534,114,691

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2013		June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	US$	90,474,703	US$	60,534,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		9,022,233		7,072,522
Amortization of loan discount		666,669		-
Gain on sale of property, plant and equipment		(33,606)		-
Reversal of allowance for doubtful accounts		-		(6,334,832)
Change in fair value of derivative liabilities		-		(69,287)
Stock compensation expense		-		2,424,316
Deferred tax (benefit)/expense		(3,499,936)		300,108
Changes in operating assets and liabilities:
Accounts receivable		25,732,611		(27,170,173)
Inventories		18,719,380		(17,028,433)
Deposits to suppliers		(8,065,168)		(22,118,726)
Prepaid expenses		(225,945)		4,212,958
Other receivables		208,755		134,726
Distributor vehicles		(122,129)		(5,099,274)
Accounts payable		11,042,430		(1,002,120)
Income tax payable		20,353,028		5,610,204
Advance from customers		673,134		(3,988,722)
Accrued expenses		22,467,679		10,413,691
Other payables		618,762		193,633
Net Cash Provided by Operating Activities		188,032,600		8,085,558

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment		(639,704)		(1,449,852)
Net Cash Used in Investing Activities		(639,704)		(1,449,852)

The accompanying notes are an integral part of these unaudited consolidated financial statements

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Six Months Ended
	June 30, 2013		June 30, 2012
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term bank loans		72,504,632		25,318,859
Repayment of long-term loans and payables		(3,247,998)		(3,091,865)
Repayment of short-term bank loans		(49,947,636)		(28,483,717)
Proceeds from warrants exercised		125,014		-
Repayment of capital lease obligations		(157,984)		-
Net Cash Provided by/(Used in) Financing Activities		19,276,028		(6,256,723)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH		3,417,575		418,177
NET INCREASE IN CASH		210,086,499		797,160
CASH AT BEGINNING OF PERIOD		44,511,404		81,154,880
CASH AT END OF PERIOD	US$	254,597,903	US$	81,952,040

Supplemental cash flow information:
Cash paid for income taxes	US$	-	US$	7,128,066
Cash paid for interest expense		2,649,612		2,069,219

Noncash investing and financing activities:
Acquisition of property, plant and equipment under capital leases		331,434		-
Acquisition of distributor vehicles by assuming long-term loans and payables		2,251,093		9,820,930
Acquisition of property, plant and equipment included in other payables		986,975		422,754
Exercise of warrants that were liability classified		348,364		-
Paid-in-kind dividends on redeemable Series A convertible preferred shares		3,504,983		1,808,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 AND 2012

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2013, the results of operations for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012, have been made.

The Company’s business is subject to seasonal variations; thus, the results of operations for the three months ended June 30, 2013 are not necessarily indicative of the results for the full fiscal year ending December 31, 2013. Generally, the second and third quarters are peak sales periods, and first and fourth quarters are low sales periods for the Company.

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

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013		December 31, 2012

Accounts receivable	US$	280,836,979	US$	302,608,722
Less: allowance for doubtful accounts		(9,194,366)		(9,007,960)
Total	US$	271,642,613	US$	293,600,762

There was no write-off of accounts receivable for the three and six months ended June 30, 2013 and 2012.

The activities in the allowance for doubtful accounts for the six months ended June 30, 2013 and 2012 are as follows:

	June 30, 2013		June 30, 2012

Allowance for doubtful accounts at beginning of period	US$	9,007,960	US$	15,222,584
Reversal of allowance for doubtful accounts, net		-		(6,334,832)
Foreign currency translation adjustment		186,406		112,076
Allowance for doubtful accounts at end of period	US$	9,194,366	US$	8,999,828

Past due balances are reviewed individually for collectability. During the six months ended June 30, 2013, a significant portion of the accounts receivable as of December 31, 2012, including all the past due accounts, were collected by the Company. As of June 30, 2013, the Company assessed its allowance for doubtful accounts and determined that the allowance for doubtful accounts was adequate by considering the amount of historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute and past due, the accounts receivables aging and customers’ repayment patterns.

During the six months ended June 30, 2013, to reduce the Company’s credit risk, management required certain customers to pay for the Company’s products by bills receivable. Bills receivable represents short-term notes receivable issued by financial institutions that entitles the Company to receive the full face amount from the financial institutions upon maturity, which generally is six months from the date of issuance.

During the six months ended June 30, 2013, the Company transferred its bills receivable amounting to US$24 million to banks. At the time of the transfer, the Company has determined that the Company has surrendered control over those bills receivable transferred and the derecognition conditions have been met, and accordingly, the bills receivable are derecognized. The estimated fair value of the limited recourse obligations was determined to be immaterial. The Company recorded the discount from the bills receivable transferred to banks of US$583,329 in interest expense in the consolidated statements of comprehensive income for the six months ended June 30, 2013.

As of June 30, 2013, bills receivable which have been transferred by the Company but not yet matured and therefore subject to limited recourse is US$24 million.

NOTE 4 - INVENTORIES

Inventories at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013		December 31, 2012

Finished goods	US$	88,318,742	US$	100,771,731
Work in progress		12,675,681		16,508,149
Raw materials		1,104,586		1,090,665
Consumables and packing supplies		513,600		323,051
Total	US$	102,612,609	US$	118,693,596

As of June 30, 2013 and December 31, 2012, certain finished goods in the amount of US$2,426,910 and US$2,377,707 respectively, were pledged as security for short-term bank loans (See Note 11). In addition, as of June 30, 2013 and December 31, 2012, finished goods included US$55,892,185 and US$46,112,628 of products sold to certain distributors for which the related revenue was not recognized in accordance with the Company’s accounting policy on revenue recognition. Revenues from sale of products to these distributors are not recognized until collectability is reasonably assured, which is demonstrated by a sufficient period of historical collection experience. Until that time, product sales to these distributors are recognized as revenue, with the related finished goods recognized in cost of sales when cash is received from the distributors. During the six months ended June 30, 2013, US$19.4 million of inventory as of December 31, 2012 was recovered through cash collection and US$29.2 million of inventory was sold to these distributors for which the related revenue was not recognized. As of August 6, 2013, US$23.0 million finished goods at June 30, 2013 was subsequently recovered through cash collection.

NOTE 5 - DEPOSITS TO SUPPLIERS

The Company is required to pay deposits to the suppliers for the full amount of certain raw materials ordered. These raw materials primarily consist of lignite coal, chemical component materials and packing materials. The lignite coal and chemical component materials will be consumed in the production process at Yongye Nongfeng and Yongye Fumin. As of June 30, 2013 and December 31, 2012, the deposits to suppliers for raw materials amounted to US$32,477,419 and US$23,789,166, respectively. As of August 6, 2013, approximately US$14.3 million deposits at June 30, 2013 were subsequently utilized, through the receipt of raw materials from the suppliers.

The Company’s decision to make advanced orders of raw materials is mainly based upon (1) the current and projected future market price of raw materials, (2) the demand and supply situation in the raw materials market, and (3) the forecasted demand of products.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013		December 31, 2012

Buildings	US$	17,660,953	US$	17,302,898
Machinery and equipment		7,576,896		7,423,282
Office equipment and furniture		544,994		528,086
Vehicles		5,500,444		5,132,875
Software		26,630		26,090
Leasehold improvements		993,655		973,510
		32,303,572		31,386,741
Less: Accumulated depreciation and amortization		6,428,714		5,161,784
Property, plant and equipment, net	US$	25,874,858	US$	26,224,957

Depreciation and amortization expense related to property, plant and equipment for the three months ended June 30, 2013 and 2012 was US$645,892 and US$440,318, respectively. Depreciation and amortization expense related to property, plant and equipment for the six months ended June 30, 2013 and 2012 was US$1,266,930 and US$909,504, respectively.

As of June 30, 2013 and December 31, 2012, vehicles with initial carrying amount of US$303,212 and US$376,005 were pledged as security for the long-term bank loans of US$65,745 and US$94,647, respectively. The bank loans were provided for the purchases of the vehicles (See Note 12).

As of June 30, 2013 and December 31, 2012, vehicles with initial carrying amount of US$3,008,149 and US$2,617,541 were acquired under capital leases, respectively (See Note 13). Among these vehicles, as of June 30, 2013 and December 31, 2012, 5 vehicles with initial carrying amount of approximately US$1.2 million were provided to the distributors in exchange for the distributors agreeing to comply with certain sales conditions under certain agreements (See Note 10).

As of June 30, 2013 and December 31, 2012, the Company pledged Yongye Nongfeng’s buildings with an initial carrying amount of approximately US$6.2 million as security for short-term bank loans (See Note 11).

NOTE 7 - INTANGIBLE ASSETS

Intangible asset at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013
	Weighted
	average	Gross			Net
	amortization	carrying		Accumulated	carrying
	period	amount		amortization	amount
Amortizing intangible assets:
Customer List	9 years	US$	26,642,547	(8,880,849)	17,761,698
Patent	10 years		117,616	(64,689)	52,927
Total		US$	26,760,163	(8,945,538)	17,814,625

	December 31, 2012
	Weighted
	average	Gross			Net
	amortization	carrying		Accumulated	carrying
	period	amount		amortization	amount
Amortizing intangible assets:
Customer List	9 years	US$	26,102,399	(7,250,666)	18,851,733
Patent	10 years		115,232	(57,616)	57,616
Total		US$	26,217,631	(7,308,282)	18,909,349

Amortization expense for the three months ended June 30, 2013 and 2012 was US$865,119 and US$730,693, respectively. Amortization expense for the six months ended June 30, 2013 and 2012 was US$1,637,256 and US$1,485,114, respectively. The estimated annual amortization expenses for intangible asset in the next five years are US$2,972,045, US$2,972,045, US$2,972,045, US$2,972,045, and US$2,966,164, respectively.

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

NOTE 8 - LAND USE RIGHT

As of June 30, 2013 and December 31, 2012 land use right represented:

	June 30, 2013		December 31, 2012

Land use right	US$	5,252,885	US$	5,146,389
Less: Accumulated amortization		401,016		339,076
Total	US$	4,851,869	US$	4,807,313

As of June 30, 2013 and December 31, 2012, the Company had pledged Yongye Nongfeng’s land use right with an original carrying amount of approximately US$4.6 million as security for a short-term bank loan (See Note 11).

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

In August 2011, Inner Mongolia’s Ministry of Land and Resources granted the Company a Mineral Resource Exploration Permit which gives it exclusive exploration rights for the 29.74 square kilometer Project Site for an initial period of three years effective August 2, 2011. As of June 30, 2013, the Company has not obtained certain other government approvals, including Geological Report and Geological Exploration Report, for it to acquire the Mineral Right. During the year ended December 31, 2012, the Company engaged a third party mineral institute to assist the Company in obtaining the Geological Exploration Report. The Company believes the cost to be incurred in completing the remaining administrative procedures and obtaining government approvals are not significant. The Project Site in Wuchuan is located near Yongye Fumin’s production plant which manufactures the majority of the Company’s products. The Company believes the acquisition of the Mineral Right will allow it to secure a long term supply of humic acid, which is a major raw material used in the manufacture of fulvic acid based liquid and powder nutrient compounds, and which is sourced from lignite coals.

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

The cost of these vehicles has been recorded as “Distributors vehicles” which is expensed over a five-year period in “Cost of Sales”. Amortization expense for the three months ended June 30, 2013 and 2012 was US$3,317,206 and US$2,147,235, respectively. Amortization expense for the six months ended June 30, 2013 and 2012 was US$6,312,815 and US$4,671,145, respectively. In addition, as of June 30, 2013 and December 31, 2012, distributor vehicles included an amount of US$6,221,630 and US$6,618,794 respectively, representing the tax effect of the difference between the amount paid for the vehicles and the tax basis of the assets.

NOTE 11 - SHORT-TERM BANK LOANS

In April 2012, Yongye Nongfeng obtained a short-term bank loan of RMB 100,000,000 (equivalent to US$15,851,377) with fixed annual interest rate of 8.528% from China Everbright Bank. The short-term bank loan is guaranteed by the Company’s Chairman and his wife, and is due on April 28, 2013. The loan has been paid off in April 2013.

In June 2012, Yongye Nongfeng obtained a short-term bank loan of RMB 60,000,000 (equivalent to US$9,510,826) with fixed annual interest rate of 8.203% from China CITIC Bank. The short-term bank loan is pledged by the land use right and building of Yongye Nongfeng, and is due on June 20, 2013. The loan has been paid off in June 2013.

In November 2012, Yongye Nongfeng obtained a short-term bank loan of RMB 15,000,000 (equivalent to US$2,426,910) with fixed annual interest rate of 7.8% from Shanghai Pudong Development Bank and is due on November 18, 2013. The short-term bank loan is guaranteed by certain third parties (the “Guarantee Company”). Guarantee fee of RMB 300,000 (equivalent to US$48,538) was paid during the year ended December 31, 2012. The Company pledged certain finished goods as counter-guarantee to the Guarantee Company.

In December 2012, Yongye Nongfeng issued a letter of credit (“L/C”) to Yongye Fumin through China CITIC Bank with a par value of RMB 150,000,000 (equivalent to US$23,777,066) for a term of six months. Yongye Fumin immediately discounted the L/C to the bank and received RMB 145,837,500 (equivalent to US$23,117,253). The difference between the cash received and the par value amounting to RMB 4,162,500 (equivalent to US$659,813) was charged by the bank as interest. The cash received is recorded as a short-term bank loan with a period of 6 months. The interest charges are amortized during the period of the short-term bank loan. The loan has been paid off in May 2013.

In April 2013, Yongye Nongfeng obtained a short-term bank loan of RMB 100,000,000 (equivalent to US$16,179,397) with fixed annual interest rate of 7.28% from China Everbright Bank. The short-term bank loan is guaranteed by the Company’s Chairman and his wife, and is due on October 18, 2013.

In May 2013, Yongye Nongfeng entered three one-year “Factoring Contracts with Recourse” with China CITIC Bank of RMB 70,000,000 (equivalent to $11,325,578) for each contract, or in total RMB 210,000,000 (equivalent to US$33,976,734). The three “Factoring Contracts with Recourse” are secured by certain Yongye Nongfeng’s accounts receivable amounting to RMB 210,000,000 (equivalent to US$33,976,734). Two of the contracts bear fixed annual interest rate of 5.85% and one contract bears fixed annual interest rate of 5.7%.

In June 2013, Yongye Nongfeng obtained a short-term bank loan of RMB 60,000,000 (equivalent to US$9,707,638) with fixed annual interest rate of 7.8% from China CITIC Bank. The short-term bank loan is pledged by the land use right and building of Yongye Nongfeng, and is due on June 19, 2014.

In June 2013, Yongye Fumin obtained a short-term loan of RMB 80,000,000 (equivalent to $12,943,518) from Shandong International Trust Corporation. The loan bears fixed annual interest rate of 7.2%, is due in June 2014, and was guaranteed by Yongye Nongfeng , the Company’s Chairman and his wife.

NOTE 12 - LONG-TERM LOANS AND PAYABLES

As of June 30, 2013 and December 31, 2012, long-term loans consisted of the following:

	June 30, 2013		December 31, 2012

Vehicle loans-employees	US$	65,745	US$	94,647
Vehicle loans-distributors		18,734,254		19,309,555
Total	US$	18,799,999	US$	19,404,202

As of June 30, 2013 and December 31, 2012, vehicle loans-employees of US$65,745 and US$94,647, respectively, were secured by three vehicles with initial carrying amount of US$303,212 and US$376,005, respectively. The vehicle loans-employees are payable in monthly installments over three to five years. Interest rates on the loans range from 5.40% to 14.54% annually, and are subject to the change of the base interest rate prescribed by People’s Bank of China. The vehicle loans were obtained by individual employees of the Company after the Company made the initial down payment of the purchase price of the vehicles. The Company and the individual employees entered into trust agreements that stipulate that (i) the vehicles are legally registered under the individuals’ name, (ii) the Company has the rights of official use, (iii) the Company has the rights to the legal title of the vehicles at all times and is entitled to change the registered owner to the Company or designated third party at any time, (iv) the Company assumes the risk of loss, damage, penalty and other obligations related to the operation and ownership of the vehicle to the extent that the loss or damages were not caused by the individuals’ improper use of the vehicle, (v) the individuals have no right to sell, lease, lend or pledge the vehicles to any other person or entity, and (vi) the Company is obligated to repay the loans in full, and to bear the costs of the related repairs, maintenance, insurance and taxes. Consequently, the Company has recognized the cost of the vehicles as distributor vehicles and the loans as liabilities in its consolidated balance sheet.

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

The aggregate maturities of the long-term loans and payables for each of the five years subsequent to June 30, 2013 are: US$9,958,907, US$5,220,165, US$3,456,653, US$104,086, and US$60,188, respectively.

NOTE 13- CAPITAL LEASES

As of June 30, 2013 and December 31, 2012, vehicles were acquired under capital leases with a lease term of 5 years (See Note 6).

The following is an analysis of the vehicles acquired under capital leases.

	June 30, 2013		December 31, 2012

Vehicles	US$	3,008,149	US$	2,617,541

Less: Accumulated depreciation and amortization		305,309		62,167
	US$	2,702,840	US$	2,555,374

The following is a schedule by years of future minimum lease payments under capital leases and the present value of the minimum lease payments as of June 30, 2013.

Year ending June 30:

2014	US$	854,667
2015		854,667
2016		854,667
2017		854,667
2018		386,541
Total minimum lease payments		3,805,209
Less: Amount representing interest		1,045,886
Present value of minimum lease payments		2,759,323

Classification on consolidated balance sheet as of June 30, 2013:
Capital lease obligations - current portion		470,367
Capital lease obligations - non-current		2,288,956

NOTE 14- ACCRUED EXPENSES

Accrued expenses at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013		December 31, 2012

Research and development costs	US$	8,124,615	US$	11,010,670
Promotion expenses		36,623,718		10,075,999
Advertising costs		4,920,404		5,645,064
Freight charges		2,826,737		2,155,800
Accrued payroll		752,140		643,700
Others		1,102,457		1,858,397
Total	US$	54,350,071	US$	31,389,630

Accrued expenses mainly related to services provided by vendors, for which payments are due within one year. These accrued expenses were determined based on the contract amounts specified in the agreements with the vendors.

NOTE 15- OTHER PAYABLES

Other payables as of June 30, 2013 mainly represented payables of US$986,975 for the expansion construction of the production plant in Yongye Fumin and non income tax payables of US$1,094,972. Other payables as of December 31, 2012 mainly represented payable of US$1,463,905 for the expansion construction of the production plant in Yongye Fumin and non income tax payables of US$491,042.

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

In June 2013, 425,568 shares redeemable Series A convertible preferred shares were issuable to MSPEA as paid-in-kind dividends. Total fair value of the paid-in-kind dividends as of June 9, 2013 was US$3,504,983. The estimated fair value of the paid-in-kind dividends was determined using Monte Carlo Simulation Model. Assumptions used to calculate the fair value were as follows:

	June 9, 2013		June 9, 2012

Expected term in years		3 years		4 years
Risk-free interest rates		0.87%		0.62%
Volatility		57.1%		64.6%
Dividend yield		0%		0%
Fair value of the redeemable Series A convertible preferred shares (per share)	US$	8.24	US$	4.55

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

Based on the historical income level, year to date income (as adjusted for exclusion of certain items) and projected net income (as adjusted for exclusion of certain items) and earnings per share for the next two years, management believes it is not probable that the Series A convertible preferred shares are redeemable as at June 30, 2013 and December 31, 2012. The Company assesses the probability of whether the redeemable Series A convertible preferred shares are redeemable at each reporting period end.

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

As of December 31, 2012, there were 81,190 warrants outstanding, which were exercised in January 2013. In connection with the exercise, the Company issued 81,190 shares of common stock and received $125,014 from warrant holders that cash exercised. As of June 30, 2013, there were no warrants outstanding.

The potential cash payments and the down-round provision preclude the classification of these warrants as equity. Accordingly, the warrants are accounted for as a liability and adjusted to fair value through earnings at each reporting date. The gain resulting from the decrease in fair value of warrants was nil and US$9,889 for the three months ended June 30, 2013 and 2012, respectively. The gain resulting from the decrease in fair value of warrants was nil and US$69,287 for the six months ended June 30, 2013 and 2012, respectively.

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

In October 2011, the Company granted 1,166,333 unvested shares to management and independent directors of the Company in accordance with the Plan. Management was granted 1,073,000 shares, and the independent directors were granted 93,333 shares on October 10, 2011. The unvested shares vested in October 2012.

The total stock-based compensation cost recognized in the general and administrative expenses for the three months ended June 30, 2013 and 2012 were US$ nil and US$1,212,158, respectively. The total stock-based compensation cost recognized in the general and administrative expenses for the six months ended June 30, 2013 and 2012 were US$ nil and US$2,424,316, respectively.

NOTE 17 - STATUTORY RESERVE

Yongye Nongfeng and Yongye Fumin are required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principle in the PRC to a statutory surplus reserve until the reserve balance reaches 50% of its registered capital. For the six months ended June 30, 2013 and 2012, Yongye Nongfeng and Yongye Fumin made appropriations to this statutory reserve of US$9,529,050, and US$5,833,961, respectively. The accumulated balance of the statutory reserve of Yongye Nongfeng and Yongye Fumin as of June 30, 2013 and December 31, 2012 was US$42,160,533 and US$32,631,483, respectively.

In accordance with the PRC laws and regulations, Yongye Nongfeng and Yongye Fumin are restricted in its ability to transfer a portion of its net assets to the Company in the form of dividends, which amounted to US$40,052,506, representing the amount of accumulated balance of statutory reserve of Yongye Nongfeng and Yongye Fumin attributable to the Company as of June 30, 2013.

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

The Company’s effective income tax rates for the three months ended June 30, 2013 and 2012 were 15.62% and 17.66%, respectively, and were 15.70% and 17.69% for the six months ended June 30, 2013 and 2012. The effective income tax rate of PRC entities for the three months ended June 30, 2013 differs from the PRC statutory income tax rate of 25% primarily due to the effect of Yongye Nongfeng’s and Yongye Fumin’s preferential tax treatment and the effect of non-deductible expenses.

There has been no change in unrecognized tax benefits during the three and six months ended June 30, 2013. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. No interest and penalties related to unrecognized tax benefits was recorded for the three and six months ended June 30, 2013.

NOTE 19 - FAIR VALUE MEASUREMENTS

The fair values of the financial instruments as of June 30, 2013 and December 31, 2012 represent the estimated amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. The fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

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

Long-term loans and payables: The fair value of the Company’s long-term loans and payables is estimated by discounting future cash flows using current market interest rates offered to the Company and its subsidiaries for debts with substantially the same characteristics and maturities, and which approximated to its carrying amount as of June 30, 2013 and December 31, 2012.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

In December 2010, the Company entered into an operating lease for an office space in Beijing, PRC for the period from January 1, 2011 to December 31, 2013. The lease expense for the Beijing office was US$67,205 and US$66,005 for the three months ended June 30, 2013 and 2012, respectively, and was US$133,609 and US$132,121 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, the minimum lease payment for next year under non-cancellable operating lease agreement is US$134,973. There is no minimum lease payment in the next second, third, fourth and fifth year.

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

NOTE 21 - RELATED PARTY TRANSACTIONS AND BALANCES

On January 4, 2011, the Company entered into an operating lease with Inner Mongolia Yongye for a research and development activity facility in Beijing, PRC for the period from January 4, 2011 to December 31, 2011. A new operating lease was entered on January 4, 2012 for the period from January 4, 2012 to December 31, 2012 that covered a larger facility area. The operating lease was renewed on January 3, 2013 for the period from January 4, 2013 to December 31, 2013. The lease expense for the research and development facility paid to Inner Mongolia Yongye was US$64,449 and US$63,297 for the three months ended June 30, 2013 and 2012, respectively, and was US$128,129 and US$126,700 for the six months ended June 30, 2013 and 2012.

In April 2012, Yongye Nongfeng obtained the short-term bank loan of RMB 100,000,000 (equivalent to US$15,938,541) with fixed annual interest rate of 8.528% from China Everbright Bank. The short-term bank loan is guaranteed by the Company’s Chairman and his wife, and is due on April 28, 2013. The loan has been paid off in April 2013.

In April 2013, Yongye Nongfeng obtained a short-term bank loan of RMB 100,000,000 (equivalent to US$16,179,397) with fixed annual interest rate of 7.28% from China Everbright Bank. The short-term bank loan is guaranteed by the Company’s Chairman and his wife, and is due on October 18, 2013.

In June 2013, Yongye Fumin obtained a short-term loan of RMB 80,000,000 (equivalent to $12,943,518) from Shandong International Trust Corporation. The loan bears fixed annual interest rate of 7.20%, is due in June 2014, and was guaranteed by the Yongye Nongfeng, the Company’s chairman and his wife.

NOTE 22 - EARNINGS PER SHARE

The following tables set forth the computation of basic earnings per share for the periods indicated:

	For the Three Months Ended
	June 30, 2013		June 30, 2012
Numerator:
Net income attributable to Yongye International, Inc.	US$	86,440,985	US$	41,109,863

Paid-in-kind dividends on redeemable Series A convertible preferred shares		(1,054,931)		913,042
Earnings allocated to participating nonvested shares		-		(870,331)
Earnings allocated to participating redeemable Series A convertible preferred shares		(9,282,841)		(4,311,588)
Net income for basic earnings per share		76,103,213		36,840,986
Denominator:
Weighted average shares of common stock		50,685,216		49,370,711
Basic earnings per common stock		1.50		0.75

	For the Six Months Ended
	June 30, 2013		June 30, 2012
Numerator:
Net income attributable to Yongye International, Inc.	US$	85,828,413	US$	57,492,153

Paid-in-kind dividends on redeemable Series A convertible preferred shares		(1,907,362)		40,439
Earnings allocated to participating nonvested shares		-		(1,192,568)
Earnings allocated to participating redeemable Series A convertible preferred shares		(9,282,841)		(5,858,782)
Net income for basic earnings per share		74,638,210		50,481,242
Denominator:
Weighted average shares of common stock		50,677,590		49,370,711
Basic earnings per common stock		1.47		1.02

The holders of the redeemable Series A convertible preferred shares are entitled to receive cumulative paid-in-kind dividends in additional shares of redeemable Series A convertible preferred shares, on each anniversary of the Issuance Date (See Note16) (“Cumulative Dividends”), and therefore net income attributable to Yongye International, Inc is reduced by dividends accumulated for each reporting period in the computation of basic earnings per share. At each reporting period prior to the dividends anniversary date, the fair value of the dividends accumulated is measured based on what it would be if the end of the reporting period was the dividend determination date. In June 2012, 397,727 shares of paid-in-kind dividends with a total fair value of the US$1,808,667 were issued to MPSEA. In June 2013, 425,568 shares of paid-in-kind dividends were issuable to MSPEA with a total fair value of the $3,504,983. The paid-in kind dividends for the three and six month periods ended June 30, 2013 and 2012 represent the fair value of the dividends on the anniversary date, net of the amount accumulated in prior reporting periods within the anniversary of the Issuance Date.

The following tables set forth the computation of diluted earnings per share for the periods indicated:

	For the Three Months Ended
	June 30, 2013		June 30, 2012
Numerator:

Net income allocated to common stockholders as reported in basic EPS	US$	76,103,213	US$	36,840,986
Change in fair value of derivative liabilities		-		(9,889)
Net income for diluted earnings per share		76,103,213		36,831,097

Denominator:
Weighted average shares of common stock as reported in basic EPS		50,685,216		49,370,711
Dilutive effect of warrants		-		74,465
		50,685,216		49,445,176

Diluted earnings per common stock		1.50		0.74

	For the Six Months Ended
	June 30, 2013		June 30, 2012
Numerator:

Net income allocated to common stockholders as reported in basic EPS	US$	74,638,210	US$	50,481,242
Change in fair value of derivative liabilities		-		(69,287)
Net income for diluted earnings per share		74,638,210		50,411,955

Denominator:
Weighted average shares of common stock as reported in basic EPS		50,677,590		49,370,711
Dilutive effect of warrants		-		82,861
		50,677,590		49,453,572

Diluted earnings per common stock		1.47		1.02

NOTE 23 - CONCENTRATIONS AND CREDIT RISKS

At June 30, 2013, the Company held cash in banks of approximately US$254,553,505 that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

Five major customers accounted for 45% and one major customer accounted for 11% of the Company’s total revenue for the three months ended June 30, 2013. Five major customers accounted for 46% and one major customer accounted for 11% of the Company’s total revenue for the three months ended June, 2012. Five major customers accounted for 45% and one major customer accounted for 12% of the Company’s total revenue for the six months ended June 30, 2013. Five major customers accounted for 47% and one major customer accounted for 12% of the Company’s total revenue for the six months ended June, 2012.

The Company’s total revenue to five major customers were US$135,249,734 and US$81,605,811 for the three months ended June 30, 2013 and 2012, respectively, and were US$157,176,947 and US$114,681,108 for the six months ended June 30, 2013 and 2012, respectively. In addition, all these major customers are distributors in the PRC agriculture industry.

	For the three months ended June 30, 2013					For the three months ended June, 2012
Largest Customers	Primary Provinces	Amount of Sales		% Total Sales	Largest Customers	Primary Provinces	Amount of Sales		% Total Sales
Customer A	Inner Mongolia	US$	33,755,054	11%	Customer B	Shandong	US$	19,870,690	11%
Customer B	Shandong		26,928,784	9%	Customer E	Guangdong		17,608,619	10%
Customer C	Henan		25,939,588	9%	Customer C	Henan		16,380,450	9%
Customer D	Heilongjiang; Jilin; Liaoning		25,396,982	8%	Customer D	Heilongjiang; Jilin; Liaoning		15,124,464	9%
Customer E	Guangdong		23,229,326	8%	Customer A	Inner Mongolia		12,621,588	7%
Total		US$	135,249,734	45%	Total		US$	81,605,811	46%

	For the six months ended June 30, 2013					For the six months ended June, 2012
Largest Customers	Primary Provinces	Amount of Sales		% Total Sales	Largest Customers	Primary Provinces	Amount of Sales		% Total Sales
Customer A	Inner Mongolia	US$	42,906,368	12%	Customer A	Inner Mongolia	US$	30,116,951	12%
Customer B	Shandong		30,330,728	9%	Customer B	Shandong		23,839,329	10%
Customer D	Heilongjiang; Jilin; Liaoning		29,358,486	9%	Customer C	Henan		20,888,735	9%
Customer C	Henan		29,083,118	8%	Customer E	Guangdong		20,814,750	8%
Customer E	Guangdong		25,498,247	7%	Customer D	Heilongjiang; Jilin; Liaoning		19,021,343	8%
Total		US$	157,176,947	45%	Total		US$	114,681,108	47%

Three major suppliers accounted for 74% (US$50,840,925), of which one major supplier accounted for 28% (US$19,073,137) of the Company’s inventory purchase for the three months ended June 30, 2013. Three major suppliers accounted for 70% (US$77,309,874), of which one major supplier accounted for 32% (US$34,650,599) of the Company’s inventory purchase for the six months ended June 30, 2013. Three major suppliers accounted for 77% (US$44,725,788), of which one major supplier accounted for 32% (US$18,255,847) of the Company’s inventory purchase for the three months ended June 30, 2012. Three major suppliers accounted for 70% (US$75,077,488), of which one major supplier accounted for 27% (US$29,338,145) of the Company’s inventory purchase for the six months ended June 30, 2012. If these suppliers terminate their supply relationship with the Company, the Company may be unable to purchase sufficient raw materials on acceptable terms which may adversely affect the Company’s results of operations.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION.

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

As of June 30, 2013, our products were sold in 30 provinces, autonomous regions and centrally-administered municipalities across China. We sell our products to 25 provincial-level distributors, who then sell our products to 810 county-level distributors and 35,409 Branded Retailers. Our multi-tiered distribution model allows us to penetrate the vast and highly fragmented rural area of China by utilizing our internal sales team to manage and leverage thousands of sales personnel at our provincial-level distributors, county-level distributors and Branded Retailers. Our internal sales team actively manages our multi-tier distribution network by participating in major distributor sales activities and providing training presentations and seminars.

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

For the six months ended June 30, 2013, our actual production output for liquid crop nutrient product was 23,192 tons and the actual output for powder animal nutrient was 741 tons.  We may continue to expand our production capacity as required to respond to increasing demand for our products in the future.

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

On May 16, 2013, the Special Committee was provided a letter (the "Letter") issued by Abax to Full Alliance. The Letter, dated as of May 15, 2013, informs Full Alliance that Abax remains interested in pursuing the proposed going private transaction described in the proposal letter delivered to the Board of Directors on October 15, 2012, on the terms and conditions as outlined in the amended and restated financing commitment letter issued by Abax to Full Alliance on April 1, 2013, and as amended on April 16, 2013, which expired on May 15, 2013. According to the Letter, Abax continues to be focused on this transaction and will re-engage in the going private transaction as soon as the trading suspension is lifted.

On June 17, 2013, the Buyer Parties confirmed with the Special Committee that they remain interested in pursuing the proposed going private transaction described in the proposal letter delivered to the board of directors on October 15, 2012.

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

In addition, agriculture continues to be a heavily invested sector in China. Brand name investors continue to invest into China’s agriculture industry because they have confidence in China’s long term outlook. The market volume for agricultural products is large, both for domestic sales and exports. This is driven by the growing domestic demand for higher quality food products and increased international reliance on food products from China. According to a statement given by President Xi Jinping in February 2012, China accounts for approximately one-fifth of the world’s population with less than 9 percent of its arable land. On March 4, 2013, China's central bank said that it granted more loans in 2012 to financial institutions in rural areas in order to support agriculture. The No.1 central document of 2013, outlining the PRC government’s plans for the year, stated that work should be done to accelerate the development of modern agricultural industry and strengthen both material and technical support for agricultural development.

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

Our end-customers are comprised of large farms which purchase directly from distributors, and individual farmers who purchase either through Branded Retailers or promotional events held by local distributors. Our Branded Retailer network has been a key driver of our sales. The number of Branded Retailers increased from 35,246 as of March 31, 2013 to 35,409 as of June 30, 2013. Guangdong, Inner Mongolia and Heilongjiang/Jilin/Liaoning provinces accounted for the majority of newly recruited Branded Retailers.

Below is a table setting forth the expansion of our Branded Retailer network.

Branded Retailer by Region	Year End 2011	Year End 2012	Q1 End 2013	Q2 End 2013

Hebei/Beijing/Tianjin	3,935	4,578	4,651	4,660
Inner Mongolia	765	1,136	1,150	1,168
Shandong	3,358	3,434	3,446	3,455
Guangdong/Hainan	941	1,306	1,317	1,337
Henan	2,456	2,889	2,916	2,917
Heilongjiang/Jilin/Liaoning	2,180	2,533	2,550	2,579
Xinjiang	2,097	2,437	2,440	2,446
Hubei/Hunan	2,978	3,240	3,240	3,240
Gansu/Qinghai	920	865	865	869
Jiangsu	1,936	2,447	2,392	2,392
Shanxi	1,310	1,745	1,756	1,767
Anhui	1,420	1,494	1,503	1,508
Shaanxi	1,491	1,691	1,705	1,712
Sichuan/Chongqing	1,044	1,105	1,119	1,125
Jiangxi/Fujian	1,006	1,346	1,352	1,361
Yunnan/Guizhou	1,076	1,418	1,441	1,458
Zhejiang	252	510	514	519
Guangxi	472	508	513	520
Ningxia	441	368	368	368
Shanghai	8	8	8	8
Total	30,086	35,058	35,246	35,409

Seasonality

Our regular liquid crop nutrient product is most commonly applied by directly spraying onto leaves of crops in the second and third quarters, which correspond to the growing seasons for most crops in most parts of China. Accordingly, the sales during the second and third quarters usually represent 70-80% of our total annual sales. Therefore, a higher volume of finished goods are usually accumulated during the non-peak seasons in preparation for the subsequent peak sales seasons, which will result in higher inventory turnover days during non-peak seasons. In the beginning of 2012, we launched two products which are positioned specifically for crop seeds and roots, the peak sales seasons of which fall in the first and second quarter.

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

Competition

While we compete with both nationwide and local manufacturers of humic or fulvic acid crop nutrients, we believe that we are a clear market leader. The Chinese agriculture industry and the retail market for agricultural goods are highly fragmented. As of the end of July 2013, there were more than 4,000 fertilizer products registered in the PRC Ministry of Agriculture’s registry. We mainly compete directly with producers of humic or fulvic acid based products, of which there were around 1,000 registered as of the end of July 2013.

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

RESULTS OF OPERATIONS

Summary Statement of Income Data

in US$, except for percentages	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012	Variance	%	Variance	%
Sales	301,337,371	177,625,986	346,605,891	241,991,630	123,711,385	69.6%	104,614,261	43.2%%

Cost of sales	112,573,340	69,535,733	136,209,761	98,488,872	43,037,607	61.9%	37,720,889	38.3%

Gross profit	188,764,031	108,090,253	210,396,130	143,502,758	80,673,778	74.6%	66,893,372	46.6%

Selling expenses	64,964,122	38,554,590	80,399,182	52,757,647	26,409,532	68.5%	27,641,535	52.4%

Research and development expenses	11,354,348	7,384,804	12,346,018	8,893,542	3,969,544	53.8%	3,452,476	38.8%%

General and administrative expenses (including a reversal of allowance for doubtful accounts of US$6,334,832 and nil for the six months ended June 30, 2013 and 2012, respectively)	3,262,946	8,646,763	7,332,918	6,437,292	(5,383,817)	(62.3)%	895,626	13.9%

Income from operations	109,182,615	53,504,096	110,318,012	75,414,277	55,678,519	104.1%	34,903,735	46.3%

Other income/(expenses)

Interest expense	(1,662,688)	(1,102,126)	(3,529,066)	(2,106,295)	(560,562)	50.9%	(1,422,771)	67.5%

Interest income	441,338	75,336	607,096	135,410	366,002	485.8%	471,686	348.3%

Other (expenses) /income, net	(3,912)	2,662	(68,248)	34,716	(6,574)	(247.0)%	(102,964)	(296.6)%

Change in fair value of derivative liabilities	-	9,889	-	69,287	(9,889)	(100.0)%	(69,287)	(100.0)%

Total other expenses, net	(1,225,262)	(1,014,239)	(2,990,218)	(1,866,882)	(211,023)	20.8%	(1,123,336)	60.2%

Earnings before income tax expense	107,957,353	52,489,857	107,327,794	73,547,395	55,467,496	105.7%	33,780,399	45.9%

Income tax expense	16,858,170	9,272,206	16,853,091	13,012,428	7,585,964	81.8%	3,840,663	29.5%

Net income	91,099,183	43,217,651	90,474,703	60,534,967	47,881,532	110.8%	29,939,736	49.5%

Less: Net income attributable to the noncontrolling interest	4,658,198	2,107,788	4,646,290	3,042,814	2,550,410	121.0%	1,603,476	52.7%

Net income attributable to Yongye International, Inc.	86,440,985	41,109,863	85,828,413	57,492,153	45,331,122	110.3%	28,336,260	49.3%

Net income per common stock:						-	-	-

Basic	1.50	0.75	1.47	1.02	-	-	-	-

Diluted	1.50	0.74	1.47	1.02	-	-	-	-

Review of Results of Operation for the Three and Six Months Ended June 30, 2013

Our sales increased by 69.6% to US$301.3 million for the three months ended June 30, 2013, from US$177.6 million for the same period of 2012. Our sales increased by 43.2% to US$346.6 million for the six months ended June 30, 2013, from US$242.0 million for the same period of 2012.

Our gross profit increased by 74.6% to US$188.8 million for the three months ended June 30, 2013, from US$108.1 million for the same period of 2012. Our gross profit increased by 46.6% to US$210.4 million for the six months ended June 30, 2013, from US$143.5 million for the same period of 2012. Gross profit margin was 60.7% for the six months ended June 30, 2013, as compared to 59.3% for the same period of 2012.

Our net income attributable to Yongye International, Inc. increased by 110.3% to US$86.4 million, or US$1.50 per diluted share, for the three months ended June 30, 2013, from US$41.1 million, or US$0.74 diluted earnings per share, for the same period of 2012. Our net income attributable to Yongye International, Inc. increased by 49.3% to US$85.8 million, or US$1.47 per diluted share, for the six months ended June 30, 2013, from US$57.5 million, or US$1.02 diluted earnings per share, for the same period of 2012.

Sales

Below is an analysis of our sales for the three months ended June 30, 2013 and 2012, as well as the six months ended June 30, 2013 and 2012.

Our sales increased by US$123.7 million, or 69.6%, to US$301.3 million for the three months ended June 30, 2013, from US$177.6 million for the same period of 2012. For the three months ended June 30, 2013, we derived US$298.0 million, or 98.9% of our total sales, from liquid crop nutrient, and we derived US$3.3 million, or 1.1% of our total sales, from the powder animal nutrient products. For our liquid crop nutrient products, the regular crop nutrient contributed US$243.9 million, or 82.0% of total liquid crop nutrient sales, while the two products for crop seeds and roots contributed US$54.1 million, or 18.0% of our total liquid crop nutrient sales.

For the three months ended June 30, 2013, the average selling price (“ASP”) of our liquid crop nutrient product was US$12,098 per ton, as compared to US$11,808 per ton for the same period of 2012.

Our sales increased by US$104.6 million, or 43.2%, to US$346.6 million for the six months ended June 30, 2013, from US$242.0 million for the same period of 2012. For the six months ended June 30, 2013, we derived US$341.9 million, or 98.6% of our total sales, from liquid crop nutrient, and we derived US$4.7 million, or 1.4% of our total sales, from the powder animal nutrient products. For our liquid crop nutrient products, the regular crop nutrient contributed US$253.3 million, or 74.1% of total liquid crop nutrient sales, while the two products for crop seeds and roots contributed US$88.6 million, or 25.9% of our total liquid crop nutrient sales.

The following table set forth the sales breakdown by region for the three and six months ended June 30, 2013 and 2012:

Sales By Region (US$ million)	2013 Q2	2012 Q2	YoY Change In US$	YoY Change in %	2013 1H	2012 1H	YoY Change In US$	YoY Change in%
Hebei/Beijing/Tianjin	19.3	21.1	(1.8)	(8.5)%	26.0	28.1	(2.1)	(7.5)%
Inner Mongolia	33.8	12.6	21.2	168.3%	43.0	35.1	7.9	22.5%
Shandong	27.2	20.1	7.1	35.3%	30.5	24.1	6.4	26.6%
Guangdong/Hainan	23.2	17.6	5.6	31.8%	25.4	20.8	4.6	22.1%
Henan	25.8	16.4	9.4	57.3%	29.0	20.9	8.1	38.8%
Heilongjiang/Jilin/Liaoning	25.4	15.1	10.3	68.2%	29.3	19.0	10.3	54.2%
Xinjiang	11.8	3.4	8.4	247.1%	12.8	4.1	8.7	212.2%
Hubei/Hunan	15.7	2.8	12.9	460.7%	16.7	3.4	13.3	391.2%
Gansu/Qinghai	10.7	6.4	4.3	67.2%	12.1	8.1	4.0	49.4%
Jiangsu	18.0	11.9	6.1	51.3%	20.2	14.6	5.6	38.4%
Shanxi	10.0	5.6	4.4	78.6%	11.4	7.9	3.5	44.3%
Anhui	15.0	3.2	11.8	368.8%	16.3	3.9	12.4	317.9%
Shaanxi	15.2	10.1	5.1	50.5%	17.0	12.6	4.4	34.9%
Sichuan/Chongqing	16.0	9.8	6.2	63.3%	18.5	12.6	5.9	46.8%
Jiangxi/Fujian	17.5	11.0	6.5	59.1%	19.6	13.7	5.9	43.1%
Yunnan/Guizhou	16.7	10.5	6.2	59.0%	18.8	13.0	5.8	44.6%
Guangxi	-	-	-	-	-	0.1	(0.1)	(100.0)%
Total	301.3	177.6	123.7	69.7%	346.6	242.0	104.6	43.2%

* Less than US$50,000

Our revenue for the three and six months ended June 30, 2013 significantly increased compared to the same period of 2012, primarily due to more effective channel management, continued retail network development, and promotional marketing programs. The increased revenue showed the strong demand for our liquid crop nutrient in the second quarter and first half year of 2013. The revenue in Hebei for the three and six months ended June 30, 2013 decreased compared to the same period of 2012, primarily due to delayed revenue recognition, however, our shipment to Hebei actually increased.

Production Output

Our production output for our liquid crop nutrient product was 14,779 tons for the three months ended June 30, 2013, and 23,192 tons for the six months ended June 30, 2013. The inventory turnover was 97 days for the three months ended June 30, 2013 as compared to 139 days for the same period of 2012. The inventory turnover was 146 days for the six months ended June 30, 2013 as compared to 173 days for the same period of 2012. As of June 30, 2013 and December 31, 2012, finished goods included US$55.9 million and US$46.1 million, respectively, of products that were sold and delivered to certain customers for which the related revenue was not recognized because collectability was not assured at time of shipment. The decrease in inventory of US$16.1 million was mainly due to the significant reduction of inventory stocking, and thus lower inventory turnover days during the six months ended June 30, 2013.

During the three months ended June 30, 2013, we sold 24,636 tons of liquid crop nutrient products and 509 tons of powder animal nutrient products. During the six months ended June 30, 2013, we sold 28,241 tons of liquid crop nutrient products and 730 tons of powder animal nutrient products. During the three months ended June 30, 2012, we sold 14,933 tons of liquid crop nutrient products and 206 tons of powder animal nutrient products. During the six months ended June 30, 2012, we sold 20,147 tons of liquid crop nutrient products and 586 tons of powder animal nutrient products.

Cost of Sales

Our cost of sales increased by US$43.0 million, or 61.9%, to US$112.5 million for the three months ended June 30, 2013, from US$69.5 million for the same period of 2012. Cost of sales increased by US$37.7 million, or 38.3%, to US$136.2 million for the six months ended June 30, 2013, from US$98.5 million for the same period of 2012.

For the three months ended June 30, 2013, our cost of sales accounted for 37.4% of our total sales, as compared to 39.1% for the same period of 2012. For the six months ended June 30, 2013, our cost of sales accounted for 39.3% of our total sales, as compared to 40.7% for the same period of 2012.

Gross Margin

Our gross margin was 62.6% for the three months ended June 30, 2013, as compared to 60.9% for the same period of 2012. Gross margin was 60.7% for the six months ended June 30, 2013, as compared to 59.3% for the same period of 2012. The slight increase of gross margin was mainly due to the scale effect of increased sales as compared to the same period of 2012.

Selling Expenses

Our selling expenses increased by US$26.4 million, or 68.5%, to US$65.0 million for the three months ended June 30, 2013, from US$38.6 million for the same period of 2012. As a percentage of sales, selling expenses slightly decreased from 21.7% for the three months ended June 30, 2012 to 21.6% for the same period of 2013. The increase of selling expenses was primarily due to an increase in advertising and promotion expense and distributors’ seminar expenditure of US$27.2 million relating to marketing and promotional activities for our products in our markets.

Selling expenses increased by US$27.6 million, or 52.4%, to US$80.4 million for the six months ended June 30, 2013, from US$52.8 million for the same period of 2012. As a percentage of sales, selling expenses increased from 21.8% for the six months ended June 30, 2012 to 23.2% for the same period of 2013. The increase of selling expenses was primarily due to an increase in advertising and promotion expense and distributors’ seminar expenditure of US$28.8 million.

General and Administrative Expenses

Our general and administrative expenses decreased by US$5.4 million, or 62.3%, to US$3.3 million for the three months ended June 30, 2013, from US$8.7 million for the same period of 2012. As a percentage of sales, general and administrative expenses decreased from 4.9% for the three months ended June 30, 2012 to 1.1% for the same period of 2013. The decrease of general and administrative expenses was mainly due to the management equity compensation expenses recorded in 2012.

General and administrative expenses slightly increased by US$0.9 million, or 13.9%, to US$7.3 million for the six months ended June 30, 2013, from US$6.4 million for the same period of 2012. As a percentage of sales, general and administrative expenses decreased from 2.7% for the six months ended June 30, 2012 to 2.1% for the same period of 2013. The increase of general and administrative expenses was mainly due to the reversal of allowance for doubtful accounts of US$6.3 million which was recorded in the first quarter of 2012. Excluded the reversal of allowance for doubtful accounts, general and administrative expenses for the six months ended June 30, 2013 decreased by US$5.4 million, which was mainly due to the decrease of stock compensation and travelling and entertainment expenses. General and administrative expenses mainly included accrued audit and lawyer fees related to the Proposed Transaction, and staff salary expenditure for the three and six months ended June 30, 2013.

Research and Development Expenses

We incurred US$11.4 million of research and development expenses for the three months ended June 30, 2013, as compared to US$7.4 million for the same period of 2012. The research and development expenses was US$12.3 million for the six months ended June 30, 2013, as compared to US$8.9 million for the same period of 2012.

Our research and development expenses mainly consisted of field test expenses for existing and new products on different crops and in various geographic markets.

Income Tax Rate

During the three and six months ended June 30, 2013 and the year ended December 31, 2012, Yongye Nongfeng enjoyed a preferential tax rate of 15% pursuant to the High-Tech Enterprise qualification which entitled it the preferential tax rate for three years starting from January 1, 2010. Subject to renewal, Yongye Nongfeng’s High-Tech Enterprise status will enable it to enjoy the preferential income tax rate of 15% from 2013 to 2015. Management believes that Yongye Nongfeng meets all the criteria for the renewal of High-Tech Enterprise status. Pursuant to an approval from the Inner Mongolia Autonomous Region National Tax Authority on November 26, 2012, Yongye Fumin, being a foreign investment enterprise located in the Western Region of the PRC, was entitled to a preferential income tax rate of 15% retrospectively effective from January 1, 2011 to December 31, 2020.

Our effective income tax rates for the three months ended June 30, 2013 and 2012 were 15.62% and 17.66%, respectively. Effective income tax rates for the six months ended June 30, 2013 and 2012 were 15.70% and 17.69%, respectively. For the three and six months ended June 30, 2013, the effective income tax rates differ from the PRC statutory income tax rate of 25% primarily due to the effect of Yongye Nongfeng’s and Yongye Fumin’s preferential tax treatment which is partly offset by the effect of non-deductible expenses. The effective income tax rate for the three and six months ended June 30, 2013 decreased as compared to the same period of 2012 was primarily due to a decrease in non deductible management compensation expenses.

Our company’s PRC subsidiaries have cash balance of US$252.5 million as of June 30, 2013 which is planned to be permanently reinvested in the PRC. The distributions from our PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our plan to indefinitely reinvest our earnings in our PRC business, we have not provided for deferred tax liabilities on undistributed earnings of our PRC subsidiaries.

Net Income

Our net income attributable to Yongye International, Inc. was US$86.4 million (representing a net profit margin of 28.7%) for the three months ended June 30, 2013 as compared to US$41.1 million (representing a net profit margin of 23.1%) for the same period of 2012. The increase in our net profit margin is primarily due to the increase in sales and gross margin, as well as the decrease in general and administrative expenses.

Net income attributable to Yongye International, Inc. was US$85.8 million (representing a net profit margin of 24.8%) for the six months ended June 30, 2013 as compared to US$57.5 million (representing a net profit margin of 23.8%) for the same period of 2012.

Liquidity and capital resources

Selected consolidated balance sheet data:

in US$, except for percentages	As of June 30, 2013	As of December 31, 2012	Variance	%	Note

Cash and restricted cash	254,637,903	44,551,404	210,086,499	472%
Accounts receivable, net of allowance for doubtful accounts	271,642,613	293,600,762	(21,958,149)	(7)%	1)
Inventories	102,612,609	118,693,596	(16,080,987)	(14)%	2)
Deposits to suppliers	32,843,422	24,048,028	8,795,394	37%	3)
Property, plant and equipment, net	25,874,858	26,224,957	(350,099)	(1)%
Prepayment for mining project	36,533,079	35,792,410	740,669	2%	4)
Total assets	804,221,499	623,847,190	180,374,309	29%
Long-term loans and payables - current portion	9,958,907	9,149,280	809,627	9%
Capital lease obligations - current portion	470,367	395,878	74,489	19%
Short term bank loan	75,234,197	50,857,163	24,377,034	48%
Accounts payable	23,666,805	12,364,193	11,302,612	91%
Income tax payable	23,701,721	3,196,078	20,505,643	642%
Accrued expenses	54,350,071	31,389,630	22,960,441	73%	5)
Other payables	3,003,119	2,828,262	174,857	6%
Total current liabilities	191,219,377	110,683,792	80,535,585	73%
Long-term loans and payables	8,841,092	10,254,922	(1,413,830)	(14)%
Other non-current liability	6,822,113	6,683,802	138,311	2%
Total equity attributable to Yongye International, Inc.	508,184,399	415,472,496	92,711,903	22%
Total equity	534,114,691	436,263,068	97,851,623	22%	6)

1)	The decrease in accounts receivable of US22.0 million was mainly due to the collection of accounts receivable during the first half year of 2013. We have taken measures to increase our collection efforts and to closely monitor our distributors' financial status.

Past due balances are reviewed individually for collectability. We determine the adequacy of the allowance for doubtful accounts by considering the amount of historical losses adjusted to take into account current market conditions and customers’ financial condition, the amount of receivables in dispute and past due, the accounts receivables aging and customers’ repayment patterns. During the six months ended June 30, 2013, a significant portion of the accounts receivable as of December 31, 2012, including all the past due accounts, were collected.

For certain distributors, we do not recognize revenues upon shipment of the finished goods to them, since we determined that collectability was not reasonably assured at time of shipment. Revenues from sale of products to these distributors are not recognized until we receive full payment. As of June 30, 2013, finished goods of US$55.9 million represented products sold and shipped to distributors for which no revenue was recognized.

Accounts receivable as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013		December 31, 2012

Accounts receivable	US$	280,836,979	US$	302,608,722
Less: allowance for doubtful accounts		(9,194,366)		(9,007,960)
Total	US$	271,642,613	US$	293,600,762

Of the US$280.8 million of our gross accounts receivable as of June 30, 2013, none of our accounts receivable were past our six month credit term and we provided allowance for doubtful accounts in the amount of US$9.2 million, taking into account current market conditions, the customers’ financial condition, the accounts receivable ageing and the customers’ repayment patterns. For the gross accounts receivable balance as of June 30, 2013, our top three customers accounted for US$95.3 million or 33.9% and our top five customers accounted for US$146.9 million or 52.3% of the total amount of accounts receivable.

The ageing of gross accounts receivable as of June 30, 2013 and December 31, 2012 was:

Receivable Ageing	June 30, 2013%			December 31, 2012%

Current:
0-3 months	US$	260,670,670	92.8%	US$	62,258,015	20.6%
3-6 months		20,166,309	7.2%		125,453,713	41.4%
Subtotal		280,836,979	100.0%		187,711,728	62.0%

Past due:
Past due 0-30 days		-	-		41,961,730	13.9%
Past due over 30 days		-	-		72,935,264	24.1%
Subtotal		-	-		114,896,994	38.0%

Total	US$	280,836,979	100.0%	US$	302,608,722	100.0%

Days sales outstanding (“DSO”) is defined as average accounts receivable for the period divided by net sales for the period times the days of this period. DSO decreased by 13 days from 73 days for the three months ended June 30, 2012 to 60 days for the same period of 2013, mainly due to the increased sales amount during the second quarter of 2013, as well as the significant collection amount in accounts receivable. We currently have no accounts receivable outstanding over six months, which is the normal credit term we provided to our customers.

2)	The decrease in inventory of US$16.1 million was mainly due to the significant reduction of inventory stocking in the six months ended June 30, 2013. The peak seasons of our regular crop nutrient products fall in the second and third quarters We consumed a lot of volumes of finished goods of our regular crop nutrient product during the second quarter of 2013 and thus resulted in decreased inventory and lower inventory turnover days during the three and six months ended June 30, 2013. As of June 30, 2013 and December 31, 2012, finished goods included US$55.9 million and US$46.1 million, respectively, of products that were sold and delivered to certain customers for which the related revenue was not recognized because collectability was not assured at time of shipment.

Inventory turn-over days (“Inventory days”) is defined as average inventory for the period divided by cost of sales for the period times the days of this period. Inventory days decreased by 42 days from 139 days for the three months ended June 30, 2012 to 97 days for the same period in 2013, mainly due to the increased cost of sales and consumption of inventory stocking.

3)	The deposits to suppliers amounting to US$32.8 million and US$24.0 million as of June 30, 2013 and December 31, 2012 in anticipation of production demand for the peak seasons in the second and third quarters. The deposits were paid primarily to the suppliers of chemical components and packaging materials to lock in price and secure availability, which is expected to be delivered by September 2013 and consumed by the Company in the manufacturing process within a year.

4)	The cash consideration for the resource project is RMB 240 million or approximately US$35 million. According to preliminary third party analysis, the mineral resource of the project we acquired is at surface level and the “open pit” mining method is recommended. Also, our Wuchuan Facility was built near the mineral resource project to minimize future shipping expense. During the year ended December 31, 2012, we engaged a third party mineral institute to assist us in obtaining a Geological Exploration Report. We believe the cost to be incurred in completing the remaining administrative procedures and obtaining government approvals are not significant.

5)	The increase in accrued expenses of US$23.0 million was mainly due to advertising and promotion activities that were conducted during the first half year of 2013.

6)	Total equity increased by US$97.8 million from US$436.3 million as of December 31, 2012 to US$534.1 million as of June 30, 2013. The increase in our total equity was mainly due to an increase in retained earnings of US$82.3 million primarily for the net income attributable to Yongye International, Inc. during the first half year of 2013 and other comprehensive income of US$9.9 million primarily for foreign currency exchange translation adjustment during the six months ended June 30, 2013.

Summary consolidated cash flow data:

in US$, except for percentages	For the Six Months Ended
	June 30, 2013	June 30, 2012	Change

Net cash provided by operating activities	188,032,600	8,085,558	179,947,042
Net cash used in investing activities	(639,704)	(1,449,852)	810,148
Net cash provided by/(used in) financing activities	19,276,028	(6,256,723)	25,532,751
Effect of exchange rate change on cash and cash equivalents	3,417,575	418,177	2,999,398
Net increase in cash and cash equivalents	210,086,499	797,160	209,289,339
Cash at beginning of period	44,511,404	81,154,880	(36,643,476)
Cash end of period	254,597,903	81,952,040	172,645,863

The sources and uses of cash for the six months ended June 30, 2013 are summarized below:

Cash provided by operating activities was US$188.0 million and US$8.1 million for the six months ended June 30, 2013 and 2012, respectively. The cash provided by operating activities in the six months ended June 30, 2013 was primarily driven by collection of accounts receivable, as well as the reduction of inventory. Other factors include an increase of US$29.9 million in earnings.

Net cash used in investing activities was US$0.6 million and US$1.4 million for the six months ended June 30, 2013 and 2012, respectively.

Net cash provided by financing activities was US$19.3 million for the six months ended June 30, 2013, and cash used in financing activities was US$6.3 million for the six months ended June 30, 2012. The net cash provided by financing activities in the six months ended June 30, 2013 was mainly due to the proceeds and repayment of short-term bank loans.

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

ITEM 4	CONTROLS AND PROCEDURES

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

On or about October 18, 2012 and October 22, 2012, five shareholder class action complaints were filed against the Company and certain officers and directors thereof in connection with the October 15, 2012 proposal made by Mr. Zishen Wu, the Company's Chairman of the Board and Chief Executive Officer, Full Alliance International Limited, MSPEA Agriculture Holding Limited, and Abax Global Capital (Hong Kong) Limited, on behalf of funds managed and/or advised by it and its nominee entities and its and their affiliates (collectively, “Abax”, and together with Mr. Wu, Full Alliance and MSPEA, the “Buyer Parties”) to acquire all of the Company’s outstanding shares of common stock not currently owned by the Buyer Parties in a going private transaction for $6.60 per share in cash, subject to certain conditions (the “Wu Proposal”). The five complaints are captioned, respectively, DOHERTY v. YONGYE INTERNATIONAL, INC., ZISHEN WU, NAN XU, XIAOCHUAN GUO, HOMER SUN, SEAN SHAO, XINDAN LI, AND RIJUN ZHANG, A-12-670343-C; KIRBY v. ZISHEN WU, NAN XU, HOMER SUN, XIAOCHUAN GUO, SEAN SHAO, XINDAN LI, RIJUN ZHANG, FULL ALLIANCE INTERNATIONAL LIMITED, MSPEA AGRICULTURE HOLDINGS LIMITED, ABAX GLOBAL CAPITAL (HONG KONG) LIMITED, and YONGYE INTERNATIONAL INC., A-12-670468-C; Dominic Calisti v. Zishen Wu, et. al., Case No. A-12-670758-B, Dept. No. XI; Dong Seng Kong, et al. v. Zishen Wu, et. Al., Case No. A-12-670874-B, Dept. No. XI; and William A. Harris, Jr. v. Yongye International, Inc., et. Al., Case No. A-12-670817-B, Dept. No. XIII. All of the complaints were filed in Nevada state court, Clark County District, and all of the complaints challenge the Wu Proposal and allege, among other things, that the consideration to be paid in such proposal is inadequate, as is the process by which the proposal is being evaluated. The complaints seek, among other relief, to enjoin defendants from consummating the Wu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of our shareholders. The complaints have been served on the Company. On or about March 5, 2013, the plaintiff in the Doherty case filed a notice of voluntary dismissal, leaving the four other cases remaining. By stipulation and order, ordered April 23, 2013 (the “Order”), the remaining cases were consolidated for all purposes under the caption In re Yongye International, Inc. Shareholders’ Litigation, Case No. A-12-670468-B. Under the Order, Plaintiffs are directed to file a Consolidated Complaint within 20 days of the announcement of a definitive merger agreement entered into in connection with any proposed going private transaction. By Order dated June 26, 2013, the Court appointed co-lead counsel for the putative plaintiff class. We have reviewed the allegations contained in the complaints and believe they are without merit. We intend to defend the litigations vigorously. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result.

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

We derive our revenues from the sale of products through our distributors or and are subject to counterparty risks such as our distributors’ inability to pay. We offer various payment terms to our distributors. The credit period we grant and our credit policies are generally in line with market practice. Under our payment terms, we typically allow our distributors to pay the total purchase price within six months after the receipt of our products. Our peak selling seasons are normally the second quarter and the third quarter, accounting for 70%-80% of our full year sales. Payments for most of our sales made during peak seasons are generally collected in the fourth quarter and the first quarter of the following year. As of June 30, 2013 and December 31, 2012, our accounts receivable amounted to US$271.6 million and US$293.6 million, respectively.

Past due balances are reviewed individually for collectability. We determine the adequacy of the allowance for doubtful accounts by considering the amount of historical losses adjusted to take into account current market conditions and the distributors’ financial condition, the amount of receivables in dispute and past due, the accounts receivables aging and distributors’ repayment patterns. The decrease in accounts receivable of US$22.0 million was mainly due to the collection of accounts receivable during the first half year of 2013. We have taken measures to increase our collection efforts and to closely monitor our distributors' financial status. Of the US$280.8 million of our gross accounts receivable as of June 30, 2013, none million of our accounts receivable were past our six-month credit term. We provided for allowance for doubtful accounts in the amount of US$9.2 million, taking into account current market conditions, customers’ financial condition, the accounts receivable ageing and the customers’ repayment patterns..

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

To date, we have received two patents for our crop and animal products with the State Intellectual Property Office of the PRC. We have obtained a registered trademark for “Yongye” from the Trademark Office of the State Administration of Industry and Commerce of the PRC (“CTMO”). We have obtained CTMO approval for the trademark “Shengmingsu”. Which is valid until April 2020. In addition, we rely on trade secret protection for our proprietary process of extracting fulvic acid from humic acid and creating the base fulvic acid compound used in both our crop (liquid form) and animal nutrient (powder form) products. However, we cannot predict the degree and range of protection patents, trademarks and trade secrets will afford us against competitors. Third parties may find ways to invalidate or otherwise circumvent our patents, proprietary technology and trademark. Third parties may attempt to obtain patents claiming aspects similar to our patent and trademark applications. If we need to initiate litigation or administrative proceedings to protect our rights, such actions may be costly and may divert management attention as well as expend other resources which could otherwise have been devoted to our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, historically, implementation of PRC intellectual property-related laws has been lacking, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries, which increases the risk that we may not be able to adequately protect our intellectual property rights.

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

Our common stock is currently traded on the Nasdaq Global Select Market. Although an active trading market had developed for our common stock, there can be no assurance that an active trading market for our common stock will be sustained. Failure to maintain an active trailing market for our common stock may adversely affect our shareholders’ ability to sell our common stock in short time periods, or at all. In addition, sales of substantial amounts of our common stock in the public market could harm the market price of our common stock. Our common stock has experienced, and may experience in the future, significant price and volume fluctuations. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales or our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance. These broad market fluctuations may adversely affect the market price of our common stock.

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

On or about October 18, 2012 and October 22, 2012, five shareholder class action complaints were filed against the Company and certain officers and directors thereof in connection with the October 15, 2012 proposal made by Mr. Zishen Wu, the Company's Chairman of the Board and Chief Executive Officer, Full Alliance International Limited, MSPEA Agriculture Holding Limited, and Abax Global Capital (Hong Kong) Limited, on behalf of funds managed and/or advised by it and its nominee entities and its and their affiliates (collectively, “Abax”, and together with Mr. Wu, Full Alliance and MSPEA, the “Buyer Parties”) to acquire all of the Company’s outstanding shares of common stock not currently owned by the Buyer Parties in a going private transaction for $6.60 per share in cash, subject to certain conditions (the “Wu Proposal”). The five complaints are captioned, respectively, DOHERTY v. YONGYE INTERNATIONAL, INC., ZISHEN WU, NAN XU, XIAOCHUAN GUO, HOMER SUN, SEAN SHAO, XINDAN LI, AND RIJUN ZHANG, A-12-670343-C; KIRBY v. ZISHEN WU, NAN XU, HOMER SUN, XIAOCHUAN GUO, SEAN SHAO, XINDAN LI, RIJUN ZHANG, FULL ALLIANCE INTERNATIONAL LIMITED, MSPEA AGRICULTURE HOLDINGS LIMITED, ABAX GLOBAL CAPITAL (HONG KONG) LIMITED, and YONGYE INTERNATIONAL INC., A-12-670468-C; Dominic Calisti v. Zishen Wu, et. Al., Case No. A-12-670758-B, Dept. No. XI; Dong Seng Kong, et al. v. Zishen Wu, et. Al., Case No. A-12-670874-B, Dept. No. XI; and William A. Harris, Jr. v. Yongye International, Inc., et. Al., Case No. A-12-670817-B, Dept. No. XIII. All of the complaints were filed in Nevada state court, Clark County District, and all of the complaints challenge the Wu Proposal and allege, among other things, that the consideration to be paid in such proposal is inadequate, as is the process by which the proposal is being evaluated. The complaints seek, among other relief, to enjoin defendants from consummating the Wu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of our shareholders. The complaints have been served on the Company. On or about March 5, 2013, the plaintiff in the Doherty case filed a notice of voluntary dismissal, leaving the four other cases remaining. By stipulation and order, ordered April 23, 2013 (the “Order”), the remaining cases were consolidated for all purposes under the caption In re Yongye International, Inc. Shareholders’ Litigation, Case No. A-12-670468-B. Under the Order, Plaintiffs are directed to file a Consolidated Complaint within 20 days of the announcement of a definitive merger agreement entered into in connection with any proposed going private transaction. By Order dated June 26, 2013, the Court appointed co-lead counsel for the putative Plaintiff class.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINING SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.34	Liquid Capital Loan Contract dated April 18, 2013 between Inner Mongolia Yongye Nongfeng Biotechnology Co., Ltd. and China Everbright Bank.*
10.35	Domestic Factoring Financing Contract dated May 29, 2013 between Inner Mongolia Yongye Nongfeng Biotechnology Co., Ltd. and CITIC.*
10.36	Domestic Factoring Financing Contract dated May 27, 2013 between Inner Mongolia Yongye Nongfeng Biotechnology Co., Ltd. and CITIC.*
10.37	Working Capital Loan Contract dated June 13, 2013 between Inner Mongolia Yongye Biotechnology Biotechnology Co., Ltd. and CITIC.*
10.38	Trust Loan Contract between Inner Mongolia Yongye Nongfeng Fumin Co., Ltd. and Shandong International Trust Company Limited.*
10.39	Guarantee Contract between Inner Mongolia Yongye Zishen Wu and Shandong International Trust Company Limited.*
10.40	Guarantee Contract between Inner Mongolia Yongye Nongfeng Biotechnology Co., Ltd. and Shandong International Trust Company Limited*
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*   Filed Herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yongye International, Inc.
	By:	/s/ Zishen Wu
Name: Zishen Wu
August 9, 2013		Title: Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)