Form 10-Q
period 2013-09-30
Yongye International, Inc.
filed 2013-11-12
CIK 1398551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

As of November 8, 2013, there were 50,685,216 shares of common stock, par value $.001 per share, issued and outstanding.

PART I.

Financial Information

ITEM 1.	FINANCIAL STATEMENTS

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2013		December 31, 2012
Current assets
Cash		US$	101,064,636	US$	44,511,404
Restricted cash			40,000		40,000
Accounts receivable, net of allowance for doubtful accounts	3		390,325,780		293,600,762
Inventories	4		101,919,511		118,693,596
Deposits to suppliers	5		117,044,550		24,048,028
Prepaid expenses			2,820,511		312,648
Other receivables			1,030,030		1,189,633
Deferred tax assets	18		10,011,456		11,591,797
Total Current Assets			724,256,474		493,987,868

Property, plant and equipment, net	6		25,507,415		26,224,957
Intangible assets, net	7		17,173,869		18,909,349
Land use right, net	8		4,853,303		4,807,313
Prepayment for mining project	9		36,751,900		35,792,410
Distributor vehicles	10		38,786,205		44,125,293
Total Assets		US$	847,329,166	US$	623,847,190

Current liabilities

Short-term bank loans	11	US$	83,009,164	US$	50,857,163
Long-term loans and payables - current portion	12		9,803,306		9,149,280
Capital lease obligations - current portion	13		505,449		395,878
Accounts payable			11,717,757		12,364,193
Income tax payable			34,287,230		3,196,078
Advance from customers			102,166		154,944
Accrued expenses	14		14,502,049		31,389,630
Other payables	15		3,304,091		2,828,262
Derivative liabilities - fair value of warrants	16		-		348,364
Total Current Liabilities			157,231,212		110,683,792

Long-term loans and payables	12		8,162,478		10,254,922
Capital lease obligations - non-current	13		2,310,242		2,134,155
Other non-current liability	18		6,862,975		6,683,802
Deferred tax liabilities	18		5,817,931		6,618,794
Total Liabilities		US$	180,384,838	US$	136,375,465

Redeemable Series A convertible preferred shares: par value $.001; 7,969,044 shares authorized; 6,505,113 and 6,079,545 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively		US$	54,713,640	US$	51,208,657

Equity
Common stock: par value $.001; 75,000,000 shares authorized; 50,685,216 shares and 50,604,026 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	16	US$	50,685	US$	50,604
Additional paid-in capital			155,265,347		154,792,050
Retained earnings			393,464,704		240,679,395
Accumulated other comprehensive income			33,474,611		19,950,447
Total equity attributable to Yongye International, Inc.			582,255,347		415,472,496
Noncontrolling interest			29,975,341		20,790,572
Total Equity		US$	612,230,688	US$	436,263,068

Commitments and Contingencies	20
Total Liabilities, Redeemable Series A convertible preferred shares and Equity		US$	847,329,166	US$	623,847,190

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
 UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		For the Three Months Ended				For the Nine Months Ended
	Note	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012

Sales		US$	223,239,572	US$	129,734,770	US$	569,845,463	US$	371,726,400

Cost of sales			81,449,550		49,223,371		217,659,311		147,712,243

Gross profit			141,790,022		80,511,399		352,186,152		224,014,157

Selling expenses			42,392,643		37,009,019		122,791,825		89,766,666

Research and development expenses			5,446,115		5,160,458		17,792,133		14,054,000

General and administrative expenses, including a reversal of allowance for doubtful accounts of nil and US$6,334,832 for nine months ended September30, 2013 and 2012, respectively			5,758,034		4,823,781		13,090,952		11,261,073

Impairment loss of goodwill			-		10,748,731		-		10,748,731

Income from operations			88,193,230		22,769,410		198,511,242		98,183,687

Other income/(expenses)
Interest expense			(1,734,934)		(1,130,175)		(5,264,000)		(3,236,470)
Interest income			2,337,234		312,206		2,944,330		447,616
Other (expenses), net			(174,494)		(135,382)		(242,742)		(100,666)
Change in fair value of derivative liabilities	16		-		(203,851)		-		(134,564)

Total other income/(expenses), net			427,806		(1,157,202)		(2,562,412)		(3,024,084)

Earnings before income tax expense			88,621,036		21,612,208		195,948,830		95,159,603

Income tax expense	18		14,295,663		4,084,473		31,148,754		17,096,901

Net income			74,325,373		17,527,735		164,800,076		78,062,702

Less: Net income attributable to the noncontrolling interest			3,863,494		707,656		8,509,784		3,750,470

Net income attributable to Yongye International, Inc.		US$	70,461,879	US$	16,820,079	US$	156,290,292	US$	74,312,232

Net income per common stock:
Basic	22	US$	1.22	US$	0.28	US$	2.70	US$	1.31
Diluted	22	US$	1.22	US$	0.28	US$	2.70	US$	1.31

Net income			74,325,373		17,527,735		164,800,076		78,062,702
Foreign currency translation adjustment, net of nil income taxes			3,790,624		(847,511)		14,199,149		1,790,799

Comprehensive income			78,115,997		16,680,224		178,999,225		79,853,501

Less: Comprehensive income attributable to the noncontrolling interest			4,045,049		667,794		9,184,769		3,833,464

Comprehensive income attributable to Yongye International, Inc.		US$	74,070,948	US$	16,012,430	US$	169,814,456	US$	76,020,037

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

		Redeemable Series A Convertible Preferred Shares			Common Stock
	Note	Shares	Amount		Shares	Amount		Additional Paid-in Capital		Retained Earnings		Accumulated Other Comprehensive Income		Equity attributable to Yongye International, Inc.		Noncontrolling Interest		Total Equity
Balance as of December 31, 2012		6,079,545	US$	51,208,657	50,604,026	US$	50,604	US$	154,792,050	US$	240,679,395	US$	19,950,447	US$	415,472,496	US$	20,790,572	US$	436,263,068

Net income		-		-	-		-		-		156,290,292		-		156,290,292		8,509,784		164,800,076

Other comprehensive income													13,524,164		13,524,164		674,985		14,199,149

Warrant exercised	16	-		-	81,190		81		473,297		-		-		473,378		-		473,378

Paid-in-kind dividends on redeemable Series A convertible preferred shares	16	-		3,504,983	-		-		-		(3,504,983)		-		(3,504,983)		-		(3,504,983)

Balance as of September 30, 2013		6,079,545	US$	54,713,640	50,685,216	US$	50,685	US$	155,265,347	US$	393,464,704	US$	33,474,611	US$	582,255,347	US$	29,975,341	US$	612,230,688

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2013		September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	US$	164,800,076	US$	78,062,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		13,566,582		11,347,718
Good will impairment loss		-		10,748,731
Amortization of loan discount		666,669		-
(Gain)/loss on sale of property, plant and equipment		(33,606)		5,865
Reversal of allowance for doubtful accounts		-		(6,334,832)
Change in fair value of derivative liabilities		-		134,564
Stock compensation expense		-		3,649,794
Deferred tax (benefit)/expense		493,474		(276,459)
Changes in operating assets and liabilities:
Accounts receivable		(90,915,305)		(133,726,272)
Inventories		20,022,536		(24,286,936)
Deposits to suppliers		(91,823,831)		(23,970,641)
Prepaid expenses		(2,490,078)		4,365,644
Other receivables		176,813		(2,040)
Distributor vehicles		(112,379)		(6,417,878)
Accounts payable		(1,006,212)		13,526,323
Income tax payable		30,770,181		9,955,073
Advance from customers		(61,317)		(3,987,053)
Accrued expenses		(17,564,289)		14,657,056
Other payables		1,781,369		271,634
Net Cash Provided by/(Used in) Operating Activities		28,270,683		(52,277,007)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment		(1,575,636)		(2,778,431)
Net Cash Used in Investing Activities		(1,575,636)		(2,778,431)

The accompanying notes are an integral part of these unaudited consolidated financial statements

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Nine Months Ended
	September 30, 2013		September 30, 2012
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term bank loans		79,803,429		25,318,859
Repayment of long-term loans and payables		(4,313,662)		(5,172,447)
Repayment of short-term bank loans		(49,947,636)		(28,483,717)
Proceeds from warrants exercised		125,014		-
Principal payments under capital lease obligation		(205,384)		-
Net Cash Provided by/(Used in) Financing Activities		25,461,761		(8,337,305)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH		4,396,424		277,452
NET INCREASE/(DECREASE) IN CASH		56,553,232		(63,115,291)
CASH AT BEGINNING OF PERIOD		44,511,404		81,154,880
CASH AT END OF PERIOD	US$	101,064,636	US$	18,039,589

Supplemental cash flow information:
Cash paid for income taxes	US$	-	US$	7,444,236
Cash paid for interest expense		3,662,024		3,178,077

Noncash investing and financing activities:
Acquisition of property, plant and equipment under capital leases		331,434		2,610,135
Acquisition of distributor vehicles by assuming long-term loans and payables		2,373,238		13,012,137
Acquisition of property, plant and equipment included in other payables		371,132		1,459,764
Exercise of warrants that were liability classified		348,364		-
Paid-in-kind dividends on redeemable Series A convertible preferred shares		3,504,983		1,808,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 AND 2012

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

On September 23, 2013, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Full Alliance International Limited, a British Virgin Islands company (“Holdco”), Yongye International Limited, an exempted company with limited liability incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of Holdco (“Parent”), and Yongye International Merger Sub Limited, a Nevada corporation and a wholly-owned subsidiary of Parent (“Merger Sub”, together with the Company, Holdco and Parent, the “Parties” and any one of them a “Party”). Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, at the effective time of the merger, Merger Sub will be merged with and into the Company, the Company will become a wholly-owned subsidiary of Parent and each of the Company’s shares of common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive US$6.69 in cash without interest, except for (i) shares owned by Holdco, Parent and Merger Sub, including shares of common stock and Preferred Shares to be contributed to Parent by Holdco, Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA, immediately prior to the effective time of the merger pursuant to a contribution agreement, dated as of September 23, 2013, among Parent, Holdco, Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA (except that, with respect to Prosper Sino, only such shares designated as “Prosper Sino rollover shares” in the preliminary proxy statement in connection with the special meeting of stockholders will be contributed), and (ii) shares of common stock held by the Company or any subsidiary of the Company ((i) and (ii) collectively, the “Excluded Shares”), which will be cancelled for no consideration and cease to exist as of the effective time of the merger. Currently, Holdco, Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA, collectively beneficially own approximately 33.1% of the Company’s outstanding shares of common stock, on an as converted basis.

The Merger Agreement contains representations and warranties of the Parties that are, in general, customary for a transaction of this type. The assertions embodied in those representations and warranties were made solely for purposes of the contract among the Parties and may be subject to important qualifications and limitations agreed to by the Parties in connection with the negotiated terms. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a contractual standard of materiality different from those generally applicable to investors or may have been used for purposes of allocating risk among the Parties rather than establishing matters as facts.

The Parties have also agreed to certain covenants, including covenants requiring the Company to conduct its business in the ordinary course of business consistent with past practice in all material respects and use commercially reasonable efforts to preserve substantially intact its business organization and relationships with governmental authorities, customers, suppliers and other persons with which it has material business relations and keep available the services of its current officers and key employees through the effective time of the merger, except as expressly provided in the Merger Agreement.

The Merger Agreement also includes customary termination provisions for both the Company and Parent. In specified circumstances, if the Merger Agreement is terminated, the Company shall pay Parent a termination fee in the amount of $4,000,000 or $2,000,000, as applicable, or receive from Parent a termination fee in the amount of $10,000,000. The Merger Agreement also provides that if the required stockholder approvals shall not have been obtained at the stockholders’ meeting, Parent shall reimburse the Company’s expenses up to $2,000,000.

The Company’s Board of Directors, acting upon the unanimous recommendation of a special committee of the Board of Directors comprised solely of independent and disinterested directors (the “Special Committee”), approved and adopted the Merger Agreement and has recommended that the Company’s shareholders vote to approve the Merger Agreement. The Special Committee negotiated the terms of the Merger Agreement with the assistance of legal and financial advisors to the Special Committee.

The merger is subject to closing conditions including, but not limited to: (a) adoption of the Merger Agreement by the (i) affirmative vote of the holders of at least a majority of the issued and outstanding shares of common stock and preferred shares of the Company, voting together as a single class, with the number of votes the holders of preferred shares shall be entitled to vote equal to the number of shares of common stock into which such preferred shares are convertible, as determined in accordance with the articles of incorporation of the Company, (ii) affirmative vote or consent of the holders of at least a majority of the issued and outstanding preferred shares of the Company and (iii) affirmative vote of the holders of at least a majority of the issued and outstanding shares (other than the Excluded Shares); (b) the absence of any order, injunction or decree preventing or making illegal the consummation of the merger; (c) the truth and correctness of each Party’s representations and warranties at closing (subject to materiality qualifiers); (d) the compliance of each Party with its covenants in all material respects, and (e) the absence of any material adverse effect on the Company. Accordingly, no assurance can be given that the merger will be completed.

On October 28, 2013, the Company filed a Preliminary Proxy Statement on Schedule 14A, as amended on November 6, 2013, together with a Schedule 13E-3, as amended on November 6, 2013, with the Securities Exchange Commission indicating its intention to call a special meeting of its shareholders at a still to be specified date to vote on the Merger Agreement for the Company to go private.

If the merger is completed, the Company will cease to be a publicly traded company.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2013, the results of operations for the three and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012, have been made.

The Company’s business is subject to seasonal variations; thus, the results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results for the full fiscal year ending December 31, 2013. Generally, the second and third quarters are peak sales periods, and first and fourth quarters are low sales periods for the Company.

All significant intercompany transactions and balances are eliminated on consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment; the allowance for doubtful accounts; the fair value determination of financial and equity instruments and stock compensation awards, the realizability of deferred tax assets and inventories; the recoverability of goodwill, intangible asset, prepayment for mining project, land use right and property, plant and equipment; and accruals for income tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013		December 31, 2012

Accounts receivable	US$	399,575,217	US$	302,608,722
Less: allowance for doubtful accounts		(9,249,437)		(9,007,960)
Total	US$	390,325,780	US$	293,600,762

There was no write-off of accounts receivable for the three and nine months ended September 30, 2013 and 2012.

The activities in the allowance for doubtful accounts for the nine months ended September 30, 2013 and 2012 are as follows:

	September 30, 2013		September 30, 2012

Allowance for doubtful accounts at beginning of period	US$	9,007,960	US$	15,222,584
Reversal of allowance for doubtful accounts, net		-		(6,334,832)
Foreign currency translation adjustment		241,477		94,721
Allowance for doubtful accounts at end of period	US$	9,249,437	US$	8,982,473

Past due balances are reviewed individually for collectability. During the nine months ended September 30, 2013, a significant portion of the accounts receivable as of December 31, 2012, including all the past due accounts, were collected by the Company. As of September 30, 2013, the Company assessed its allowance for doubtful accounts and determined that the allowance for doubtful accounts was adequate by considering the amount of historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute and past due, the accounts receivables aging and customers’ repayment patterns.

During the nine months ended September 30, 2013, to reduce the Company’s credit risk, management required certain customers to pay for the Company’s products by bills receivable. Bills receivable represents short-term notes receivable issued by financial institutions that entitles the Company to receive the full face amount from the financial institutions upon maturity, which generally is six months from the date of issuance.

During the nine months ended September 30, 2013, the Company transferred its bills receivable amounting to US$24 million to banks. At the time of the transfer, the Company determined that it has surrendered control over the bills receivable transferred and the derecognition conditions have been met.  Accordingly, the bills receivable were derecognized. The estimated fair value of the limited recourse obligations was determined to be immaterial. The Company recorded the discount from the bills receivable transferred to banks of US$583,329 in interest expense in the consolidated statements of comprehensive income.

As of September 30, 2013, bills receivable which have been transferred by the Company were all matured.

NOTE 4 - INVENTORIES

Inventories at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013		December 31, 2012
Finished goods	US$	82,289,721	US$	100,771,731
Work in progress		17,752,679		16,508,149
Raw materials		1,224,536		1,090,665
Consumables and packing supplies		652,575		323,051
Total	US$	101,919,511	US$	118,693,596

As of September 30, 2013 and December 31, 2012, certain finished goods in the amount of US$2,441,446 and US$2,377,707 respectively, were pledged as security for short-term bank loans (See Note 11). In addition, as of September 30, 2013 and December 31, 2012, finished goods included US$38,423,495 and US$46,112,628 of products sold to certain distributors for which the related revenue was not recognized in accordance with the Company’s accounting policy on revenue recognition. Revenues from sale of products to these distributors are not recognized until collectability is reasonably assured, which is demonstrated by a sufficient period of historical collection experience. Until that time, product sales to these distributors are recognized as revenue, with the related finished goods recognized in cost of sales when cash is received from the distributors. During the nine months ended September 30, 2013, US$54.7 million of inventory was recovered through cash collection and US$47.0 million of inventory was sold to these distributors for which the related revenue was not recognized.

NOTE 5 - DEPOSITS TO SUPPLIERS

The Company is required to pay deposits to the suppliers for the full amount of certain raw materials ordered. These raw materials primarily consist of lignite coal, chemical component materials and packing materials. The lignite coal and chemical component materials will be consumed in the production process at Yongye Nongfeng and Yongye Fumin. As of September 30, 2013 and December 31, 2012, the deposits to suppliers for raw materials and packing materials amounted to US$116,681,968 and US$23,789,166, respectively. As of November 8, 2013, approximately US$59.4 million deposits at September 30, 2013 were subsequently utilized, through the receipt of raw materials and packing materials from the suppliers.

The Company’s decision to make advanced orders of raw materials is mainly based upon (1) the current and projected future market price of raw materials, (2) the demand and supply situation in the raw materials market, and (3) the forecasted demand of products.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013		December 31, 2012

Buildings	US$	17,766,737	US$	17,302,898
Machinery and equipment		7,717,002		7,423,282
Office equipment and furniture		551,435		528,086
Vehicles		5,533,393		5,132,875
Software		31,766		26,090
Leasehold improvements		999,607		973,510
		32,599,940		31,386,741
Less: Accumulated depreciation and amortization		7,092,525		5,161,784
Property, plant and equipment, net	US$	25,507,415	US$	26,224,957

Depreciation and amortization expense related to property, plant and equipment for the three months ended September 30, 2013 and 2012 was US$663,811 and US$442,890, respectively. Depreciation and amortization expense related to property, plant and equipment for the nine months ended September 30, 2013 and 2012 was US$1,930,741 and US$1,352,394, respectively.

As of September 30, 2013 and December 31, 2012, vehicles with initial carrying amount of US$305,028 and US$376,005 were pledged as security for the long-term bank loans of US$52,557 and US$94,647, respectively. The bank loans were provided for the purchases of the vehicles (See Note 12).

As of September 30, 2013 and December 31, 2012, vehicles with initial carrying amount of US$3,026,167 and US$2,617,541 were acquired under capital leases, respectively (See Note 13). Among these vehicles, as of September 30, 2013 and December 31, 2012, vehicles with initial carrying amount of approximately US$1.2 million were provided to the distributors in exchange for the distributors agreeing to comply with certain sales conditions under certain agreements (See Note 10).

As of September 30, 2013 and December 31, 2012, the Company pledged Yongye Nongfeng’s buildings with an initial carrying amount of approximately US$6.2 million as security for short-term bank loans (See Note 11).

NOTE 7 - INTANGIBLE ASSETS

Intangible asset at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013
	Weighted
	average	Gross			Net
	amortization	carrying		Accumulated	carrying
	period	amount		amortization	amount
Amortizing intangible assets:
Customer List	9 years	US$	26,802,128	(9,678,546)	17,123,582
Patent	10 years		118,321	(68,034)	50,287
Total		US$	26,920,449	(9,746,580)	17,173,869

	December 31, 2012
	Weighted
	average	Gross			Net
	amortization	carrying		Accumulated	carrying
	period	amount		amortization	amount
Amortizing intangible assets:
Customer List	9 years	US$	26,102,399	(7,250,666)	18,851,733
Patent	10 years		115,232	(57,616)	57,616
Total		US$	26,217,631	(7,308,282)	18,909,349

Amortization expense for the three months ended September 30, 2013 and 2012 was US$801,042 and US$714,612, respectively. Amortization expense for the nine months ended September 30, 2013 and 2012 was US$2,438,298 and US$2,199,726, respectively. The estimated annual amortization expenses for intangible asset in the next five years are US$2,989,846, US$2,989,846, US$2,989,846, US$2,989,846, and US$2,980,972, respectively.

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

NOTE 8 - LAND USE RIGHT

As of September 30, 2013 and December 31, 2012 land use right represented:

	September 30, 2013		December 31, 2012

Land use right	US$	5,284,348	US$	5,146,389
Less: Accumulated amortization		431,045		339,076
Total	US$	4,853,303	US$	4,807,313

As of September 30, 2013 and December 31, 2012, the Company had pledged Yongye Nongfeng’s land use right with an original carrying amount of approximately US$4.6 million as security for a short-term bank loan (See Note 11).

NOTE 9 - PREPAYMENT FOR MINING PROJECT

On March 1, 2010, the Company entered into an agreement with its then major humic acid supplier,Wuchuan Shuntong Humic Acid Company Ltd. (“Vendor”), to acquire the permit for the rights to explore, develop and produce lignite coal resources (the “Mineral Right”) in a certain area of Wuchuan County (the “Project Site”) for cash consideration of approximately RMB 240 million or USD $35 million. The permit allows the Company to complete all necessary administrative procedures and obtaining government approvals to acquire the Mineral Right. Pursuant to the agreement, Vendor is to assist the Company in completing all necessary administrative procedures and obtaining government approvals.

In August 2011, Inner Mongolia’s Ministry of Land and Resources granted the Company a Mineral Resource Exploration Permit which gives it exclusive exploration rights for the 29.74 square kilometer Project Site for an initial period of three years effective August 2, 2011. During the year ended December 31, 2012, the Company engaged a third party mineral institute to assist the Company in obtaining the Geological Exploration Report. As of September 30, 2013, the Company has not obtained certain other government approvals, including Geological Report and Geological Exploration Report, for it to acquire the Mineral Right. The Company believes the cost to be incurred in completing the remaining administrative procedures and obtaining government approvals are not significant. The Project Site in Wuchuan is located near Yongye Fumin’s production plant which manufactures the majority of the Company’s products. The Company believes the acquisition of the Mineral Right will allow it to secure a long term supply of humic acid, which is a major raw material used in the manufacture of fulvic acid based liquid and powder nutrient compounds, and which is sourced from lignite coals.

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

The cost of these vehicles has been recorded as “Distributors vehicles” which is expensed over a five-year period in “Cost of Sales”. Amortization expense for the three months ended September 30, 2013 and 2012 was US$3,061,740 and US$2,982,306, respectively. Amortization expense for the nine months ended September 30, 2013 and 2012 was US$9,374,555 and US$7,653,452, respectively. In addition, as of September 30, 2013 and December 31, 2012, distributor vehicles included an amount of US$5,817,931 and US$6,618,794 respectively, representing the tax effect of the difference between the amount paid for the vehicles and the tax basis of the assets.

NOTE 11 - SHORT-TERM BANK LOANS

In April 2012, Yongye Nongfeng obtained a short-term bank loan of RMB 100,000,000 (equivalent to US$15,851,377) with fixed annual interest rate of 8.528% from China Everbright Bank. The short-term bank loan is guaranteed by the Company’s Chairman and his wife, and is due on April 28, 2013. The loan was paid off in April 2013.

In June 2012, Yongye Nongfeng obtained a short-term bank loan of RMB 60,000,000 (equivalent to US$9,510,826) with fixed annual interest rate of 8.203% from China CITIC Bank. The short-term bank loan is pledged by the land use right and building of Yongye Nongfeng, and is due on June 20, 2013. The loan was paid off in June 2013.

In November 2012, Yongye Nongfeng obtained a short-term bank loan of RMB 15,000,000 (equivalent to US$2,441,446) with fixed annual interest rate of 7.8% from Shanghai Pudong Development Bank (the “SPD Bank”) and is due on November 18, 2013. The short-term bank loan is guaranteed by certain third parties (the “Guarantee Company”). Guarantee fee of RMB 300,000 (equivalent to US$48,829) was paid during the year ended December 31, 2012. The Company pledged certain finished goods as counter-guarantee to the Guarantee Company. In July 2013, Yongye Nongfeng obtained an additional short-term bank loan of RMB 20,000,000 (equivalent to $3,255,261) from SDP Bank under the same guarantee contract with the same fixed annual interest rate of 7.8%. This loan is due on November 18, 2013.

In December 2012, Yongye Nongfeng issued a letter of credit (“L/C”) to Yongye Fumin through China CITIC Bank with a par value of RMB 150,000,000 (equivalent to US$23,777,066) for a term of six months. Yongye Fumin immediately discounted the L/C to the bank and received RMB 145,837,500 (equivalent to US$23,117,253). The difference between the cash received and the par value amounting to RMB 4,162,500 (equivalent to US$659,813) was charged by the bank as interest. The cash received is recorded as a short-term bank loan. The interest charges are amortized during the period of the short-term bank loan. The loan was paid off in May 2013.

In April 2013, Yongye Nongfeng obtained a short-term bank loan of RMB 100,000,000 (equivalent to US$16,276,307) with fixed annual interest rate of 7.28% from China Everbright Bank. The short-term bank loan is guaranteed by the Company’s Chairman and his wife, and is due on October 18, 2013.

In May 2013, Yongye Nongfeng entered three one-year “Factoring Contracts with Recourse” with China CITIC Bank of RMB 70,000,000 (equivalent to $11,393,415) for each contract, or in total RMB 210,000,000 (equivalent to US$34,180,244). The three “Factoring Contracts with Recourse” are secured by certain Yongye Nongfeng’s accounts receivable amounting to RMB 210,000,000 (equivalent to US$34,180,244). Two of the contracts bear fixed annual interest rate of 5.85% and one contract bears fixed annual interest rate of 5.7%.

In June 2013, Yongye Nongfeng obtained a short-term bank loan of RMB 60,000,000 (equivalent to US$9,765,784) with fixed annual interest rate of 7.8% from China CITIC Bank. The short-term bank loan is pledged by the land use right and building of Yongye Nongfeng, and is due on June 19, 2014.

In June 2013, Yongye Fumin obtained a short-term loan of RMB 80,000,000 (equivalent to $13,021,045) from Shandong International Trust Corporation. The loan bears fixed annual interest rate of 7.2%, is due in June 2014, and is guaranteed by Yongye Nongfeng , the Company’s Chairman and his wife.

In July 2013, Yongye Nongfeng obtained a short -term bank loan of RMB 25,000,000 (equivalent to $4,069,077) with fixed annual interest rate of 7.2% from Agricultural Bank of China. The short-term bank loan is pledged by the land use right of Inner Mongolia Yongye, and is due on July 17, 2014.

NOTE 12 - LONG-TERM LOANS AND PAYABLES

As of September 30, 2013 and December 31, 2012, long-term loans consisted of the following:

	September 30, 2013		December 31, 2012

Vehicle loans-employees	US$	52,557	US$	94,647
Vehicle loans-distributors		17,913,227		19,309,555
Total	US$	17,965,784	US$	19,404,202

As of September 30, 2013 and December 31, 2012, vehicle loans-employees of US$52,557 and US$94,647, respectively, were secured by vehicles with initial carrying amount of US$305,028 and US$376,005, respectively. The vehicle loans-employees are payable in monthly installments over three to five years. Interest rates on the loans range from 5.40% to 14.54% annually, and are subject to the change of the base interest rate prescribed by People’s Bank of China. The vehicle loans were obtained by individual employees of the Company after the Company made the initial down payment of the purchase price of the vehicles. The Company and the individual employees entered into trust agreements that stipulate that (i) the vehicles are legally registered under the individuals’ name, (ii) the Company has the rights of official use, (iii) the Company has the rights to the legal title of the vehicles at all times and is entitled to change the registered owner to the Company or designated third party at any time, (iv) the Company assumes the risk of loss, damage, penalty and other obligations related to the operation and ownership of the vehicle to the extent that the loss or damages were not caused by the individuals’ improper use of the vehicle, (v) the individuals have no right to sell, lease, lend or pledge the vehicles to any other person or entity, and (vi) the Company is obligated to repay the loans in full, and to bear the costs of the related repairs, maintenance, insurance and taxes. Consequently, the Company has recognized the cost of the vehicles as distributor vehicles and the loans as liabilities in its consolidated balance sheet.

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

The aggregate maturities of the long-term loans and payables for each of the five years subsequent to September 30, 2013 are: US$9,803,306, US$3,345,977, US$4,675,537, US$109,949, and US$31,015, respectively.

NOTE 13- CAPITAL LEASES

As of September 30, 2013 and December 31, 2012, vehicles were acquired under capital leases with a lease term of 5 years (See Note 6).

The following is an analysis of the vehicles acquired under capital leases.

	September 30, 2013		December 31, 2012

Vehicles	US$	3,026,170	US$	2,617,541

Less: Accumulated depreciation and amortization		450,883		62,167
	US$	2,575,287	US$	2,555,374

The following is a schedule by years of future minimum lease payments under capital leases and the present value of the minimum lease payments as of September 30, 2013.

Year ending September 30:

2014	US$	872,778
2015		872,778
2016		872,778
2017		872,778
2018		231,907
Total minimum lease payments		3,723,019
Less: Amount representing interest		907,328
Present value of minimum lease payments		2,815,691

Classification on consolidated balance sheet as of September 30, 2013:
Capital lease obligations - current portion		505,449
Capital lease obligations - non-current		2,310,242

NOTE 14- ACCRUED EXPENSES

Accrued expenses at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013		December 31, 2012

Research and development costs	US$	7,583,198	US$	11,010,670
Promotion expenses		2,339,737		10,075,999
Advertising costs		1,579,033		5,645,064
Freight charges		782,218		2,155,800
Accrued payroll		1,166,373		643,700
Others		1,051,490		1,858,397
Total	US$	14,502,049	US$	31,389,630

Accrued expenses mainly related to services provided by vendors, for which payments are due within one year. These accrued expenses were determined based on the contract amounts specified in the agreements with the vendors.

NOTE 15- OTHER PAYABLES

Other payables as of September 30, 2013 mainly represented payables of US$371,132 for the expansion construction of the production plant in Yongye Fumin and non income tax payables of US$1,380,299. Other payables as of December 31, 2012 mainly represented payable of US$1,463,905 for the expansion construction of the production plant in Yongye Fumin and non income tax payables of US$491,042.

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

In June 2013, 425,568 shares redeemable Series A convertible preferred shares were issued to MSPEA as paid-in-kind dividends. Total fair value of the paid-in-kind dividends as of June 9, 2013 was US$3,504,983. The estimated fair value of the paid-in-kind dividends was determined using Monte Carlo Simulation Model. Assumptions used to calculate the fair value were as follows:

	June 9, 2013		June 9, 2012
Expected term in years		3 years		4 years
Risk-free interest rates		0.87%		0.62%
Volatility		57.1%		64.6%
Dividend yield		0%		0%
Fair value of underlying common shares (per share)	US$	5.32	US$	2.97
Fair value of the redeemable Series A convertible preferred shares (per share)	US$	8.24	US$	4.55

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

Redemption

The holders of the redeemable Series A convertible preferred shares have the right to require the Company to redeem all or a portion of the outstanding redeemable Series A convertible preferred shares upon the occurrence of any of the following conditions: (i) a material breach by any of the Company and Full Alliance of any of the key obligations under the securities purchase agreement and related transaction documents, (ii) the failure to remain current in the Company’s securities filings, (iii) the failure to obtain the Exploration Right (See Note 9) and recover amounts paid for such rights, on or prior to September 30, 2012, and (iv) the discontinuation of Mr. Zishen Wu as CEO of the Company prior to December 31, 2014, unless his cessation of duties results from his death, disability or incapacity. In such cases, the redemption price for the redeemable Series A convertible preferred shares would be equal to an amount that would yield a total internal rate of return of 30% on the purchase price of the redeemable Series A convertible preferred shares.

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

Based on the historical income level, year to date income (as adjusted for exclusion of certain items) and projected net income (as adjusted for exclusion of certain items) and earnings per share for the next two years, management believes it is not probable that the Series A convertible preferred shares are redeemable as at September 30, 2013 and December 31, 2012. The Company assesses the probability of whether the redeemable Series A convertible preferred shares are redeemable at each reporting period end.

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

As of December 31, 2012, there were 81,190 warrants outstanding, which were exercised in January 2013. In connection with the exercise, the Company issued 81,190 shares of common stock and received $125,014 from warrant holders that cash exercised. As of September 30, 2013, there were no warrants outstanding.

The potential cash payments and the down-round provision preclude the classification of these warrants as equity. Accordingly, the warrants are accounted for as a liability and adjusted to fair value through earnings at each reporting date. The loss resulting from the increase in fair value of warrants was nil and US$203,851 for the three months ended September 30, 2013 and 2012, respectively. The loss resulting from the increase in fair value of warrants was nil and US$134,564 for the nine months ended September 30, 2013 and 2012, respectively.

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

The total stock-based compensation cost recognized in the general and administrative expenses for the three months ended September 30, 2013 and 2012 were US$ nil and US$1,225,478, respectively. The total stock-based compensation cost recognized in the general and administrative expenses for the nine months ended September 30, 2013 and 2012 were US$ nil and US$3,649,794, respectively.

NOTE 17 - STATUTORY RESERVE

Yongye Nongfeng and Yongye Fumin are required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principle in the PRC to a statutory surplus reserve until the reserve balance reaches 50% of its registered capital. For the nine months ended September 30, 2013 and 2012, Yongye Nongfeng and Yongye Fumin made appropriations to this statutory reserve of US$17,329,019, and US$8,583,748, respectively. The accumulated balance of the statutory reserve of Yongye Nongfeng and Yongye Fumin as of September 30, 2013 and December 31, 2012 was US$49,960,502 and US$32,631,483, respectively.

In accordance with the PRC laws and regulations, Yongye Nongfeng and Yongye Fumin are restricted in its ability to transfer a portion of its net assets to the Company in the form of dividends, which amounted to US$47,462,477, representing the amount of accumulated balance of statutory reserve of Yongye Nongfeng and Yongye Fumin attributable to the Company as of September 30, 2013.

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

The Company’s effective income tax rates for the three months ended September 30, 2013 and 2012 were 16.13% and 18.91%, respectively, and were 15.90% and 17.97% for the nine months ended September 30, 2013 and 2012. The effective income tax rate of PRC entities for the three months ended September 30, 2013 differs from the PRC statutory income tax rate of 25% primarily due to the effect of Yongye Nongfeng’s and Yongye Fumin’s preferential tax treatment and the effect of non-deductible expenses.

There has been no change in unrecognized tax benefits during the three and nine months ended September 30, 2013. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. No interest and penalties related to unrecognized tax benefits was recorded for the three and nine months ended September 30, 2013.

NOTE 19 - FAIR VALUE MEASUREMENTS

The fair values of the financial instruments as of September 30, 2013 and December 31, 2012 represent the estimated amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. The fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

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

Long-term loans and payables: The fair value of the Company’s long-term loans and payables is estimated by discounting future cash flows using current market interest rates offered to the Company and its subsidiaries for debts with substantially the same characteristics and maturities, and which approximated to its carrying amount as of September 30, 2013 and December 31, 2012.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

In December 2010, the Company entered into an operating lease for an office space in Beijing, PRC for the period from January 1, 2011 to December 31, 2013. The lease expense for the Beijing office was US$67,654 and US$65,939 for the three months ended September 30, 2013 and 2012, respectively, and was US$201,263 and US$198,060 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, the minimum lease payment under non-cancellable operating lease agreement for the following year is US$67,891. There is no minimum lease payment in the next second, third, fourth and fifth year.

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

On or about October 18, 2012 and October 22, 2012, five shareholder class action complaints were filed against the Company and certain officers and directors thereof in connection with the preliminary, non-binding proposal letter dated October 15, 2012, from Mr. Zishen Wu, MSPEA and Abax Global Capital (Hong Kong) Limited, to acquire all outstanding shares of common stock of the Company not already owned by those parties, in a going private transaction for $6.60 per share of common stock in cash, subject to certain conditions (the “ Wu Proposal ”). The five complaints are captioned, respectively, Doherty v. Yongye International, Inc., et al., A-12-670343-C; Kirby v. Zishen Wu, et al. , A-12-670468-C; Calisti v. Zishen Wu, et al., Case No. A-12-670758-B; Kong, et al. v. Zishen Wu, et. al., Case No. A-12-670874-B; and Harris v. Yongye International, Inc., et al. , Case No. A-12-670817-B.. Each of the complaints was filed in Nevada state court in the District Court, Clark County, and each challenged the Wu Proposal, alleging among other things, that the consideration to be paid in such proposal was inadequate, as was the process by which the proposal was being evaluated. The complaints sought, among other relief, to enjoin defendants from consummating the Wu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of all of the Company’s shareholders. On or about March 5, 2013, the plaintiff in the Doherty case filed a notice of voluntary dismissal. By stipulation and order, filed on April 23, 2013, the remaining cases were consolidated for all purposes under the caption In re Yongye International, Inc. Shareholders’ Litigation, Case No. A-12-670468-B (the “Consolidation Order”). Under the Consolidation Order, the plaintiffs were directed to file an consolidated complaint within 20 days of the announcement of a definitive merger agreement entered into in connection with any proposed going private transaction. On October 18, 2013 the parties stipulated, and the Court ordered, that the plaintiffs would file the consolidated complaint within 14 days of the filing of the preliminary proxy statement (the “Consolidation Stipulation”). The preliminary proxy statement was filed on October 28, 2013, and the consolidated complaint was filed on November 7, 2013. The Company has reviewed the allegations contained in the consolidated complaint and believes they are without merit. The Company intends to defend the litigation vigorously. As such, based on the information known to date, the Company does not believe that it is probable that a material judgment against it will result.

NOTE 21 - RELATED PARTY TRANSACTIONS AND BALANCES

On January 4, 2011, the Company entered into an operating lease with Inner Mongolia Yongye for a research and development activity facility in Beijing, PRC for the period from January 4, 2011 to December 31, 2011. A new operating lease was entered on January 4, 2012 for the period from January 4, 2012 to December 31, 2012 that covered a larger facility area. The operating lease was renewed on January 3, 2013 for the period from January 4, 2013 to December 31, 2013. The lease expense for the research and development facility paid to Inner Mongolia Yongye was US$64,878 and US$63,234 for the three months ended September 30, 2013 and 2012, respectively, and US$193,007 and US$189,935 for the nine months ended September 30, 2013 and 2012.

In April 2012, Yongye Nongfeng obtained the short-term bank loan of RMB 100,000,000 (equivalent to US$15,938,541) with fixed annual interest rate of 8.528% from China Everbright Bank. The short-term bank loan is guaranteed by the Company’s Chairman and his wife, and is due on April 28, 2013. The loan was paid off in April 2013.

In April 2013, Yongye Nongfeng obtained a short-term bank loan of RMB 100,000,000 (equivalent to US$16,276,307) with fixed annual interest rate of 7.28% from China Everbright Bank. The short-term bank loan is guaranteed by the Company’s Chairman and his wife, and is due on October 18, 2013.

In June 2013, Yongye Fumin obtained a short-term loan of RMB 80,000,000 (equivalent to $12,943,518) from Shandong International Trust Corporation. The loan bears fixed annual interest rate of 7.20%, is due in June 2014, and is guaranteed by the Yongye Nongfeng, the Company’s chairman and his wife.

In July 2013, Yongye Nongfeng obtained a short -term bank loan of RMB 25,000,000 (equivalent to $4,069,077) with fixed annual interest rate of 7.2% from Agricultural Bank of China. The short-term bank loan is pledged by the land use right of Inner Mongolia Yongye, and is due on July 17, 2014.

NOTE 22 - EARNINGS PER SHARE

The following tables set forth the computation of basic earnings per share for the periods indicated:

	For the Three Months Ended
	September 30, 2013		September 30, 2012
Numerator:
Net income attributable to Yongye International, Inc.	US$	70,461,879	US$	16,820,079

Paid-in-kind dividends on redeemable Series A convertible preferred shares		(945,747)		(752,223)
Earnings allocated to participating nonvested shares		-		(331,007)
Earnings allocated to participating redeemable Series A convertible preferred shares		(7,907,111)		(1,725,382)
Net income for basic earnings per share		61,609,021		14,011,467
Denominator:
Weighted average shares of common stock		50,685,216		49,370,711
Basic earnings per common stock		1.22		0.28

	For the Nine Months Ended
	September 30, 2013		September 30, 2012
Numerator:
Net income attributable to Yongye International, Inc.	US$	156,290,292	US$	74,312,232

Paid-in-kind dividends on redeemable Series A convertible preferred shares		(2,853,109)		(711,784)
Earnings allocated to participating nonvested shares		-		(1,522,455)
Earnings allocated to participating redeemable Series A convertible preferred shares		(16,862,297)		(7,632,680)
Net income for basic earnings per share		136,574,886		64,445,313
Denominator:
Weighted average shares of common stock		50,680,160		49,370,711
Basic earnings per common stock		2.70		1.31

The holders of the redeemable Series A convertible preferred shares are entitled to receive cumulative paid-in-kind dividends in additional shares of redeemable Series A convertible preferred shares, on each anniversary of the Issuance Date (See Note 16) (“Cumulative Dividends”), and therefore net income attributable to Yongye International, Inc is reduced by dividends accumulated for each reporting period in the computation of basic earnings per share. At each reporting period prior to the dividends anniversary date, the fair value of the dividends accumulated is measured based on what it would be if the end of the reporting period was the dividend determination date. In June 2012, 397,727 shares of paid-in-kind dividends with a total fair value of the US$1,808,667 were issued to MPSEA. In June 2013, 425,568 shares of paid-in-kind dividends were issued to MSPEA with a total fair value of the $3,504,983.

The following tables set forth the computation of diluted earnings per share for the periods indicated:

	For the Three Months Ended
	September 30, 2013		September 30, 2012
Numerator:

Net income allocated to common stockholders as reported in basic EPS	US$	61,609,021	US$	14,011,467
Change in fair value of derivative liabilities		-		-
Net income for diluted earnings per share		61,609,021		14,011,467

Denominator:
Weighted average shares of common stock as reported in basic EPS		50,685,216		49,370,711
Dilutive effect of warrants		-		-
		50,685,216		49,370,711

Diluted earnings per common stock		1.22		0.28

	For the Nine Months Ended
	September 30, 2013		September 30, 2012
Numerator:

Net income allocated to common stockholders as reported in basic EPS	US$	136,574,886	US$	64,445,313
Change in fair value of derivative liabilities		-		-
Net income for diluted earnings per share		136,574,886		64,445,313

Denominator:
Weighted average shares of common stock as reported in basic EPS		50,680,160		49,370,711
Dilutive effect of warrants		-		-
		50,680,160		49,370,711

Diluted earnings per common stock		2.70		1.31

As of September 30, 2012, the Company had 148,172 warrants outstanding that could potentially dilute basic earnings per share in the future, but excluded in the computation of diluted earnings per share as their effect would have been anti-dilutive.

NOTE 23 - CONCENTRATIONS AND CREDIT RISKS

At September 30, 2013, the Company held cash in banks of approximately US$101,033,843 that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

Five major customers accounted for 30% and one major customer accounted for 6% of the Company’s total revenue for the three months ended September 30, 2013. Five major customers accounted for 47% and one major customer accounted for 10% of the Company’s total revenue for the three months ended September, 2012. Five major customers accounted for 39% and one major customer accounted for 10% of the Company’s total revenue for the nine months ended September 30, 2013. Five major customers accounted for 47% and one major customer accounted for 12% of the Company’s total revenue for the nine months ended September 30, 2012.

The Company’s total revenue to five major customers were US$69,028,099 and US$60,996,205 for the three months ended September 30, 2013 and 2012, respectively, and US$223,678,717 and US$175,677,311 for the nine months ended September 30, 2013 and 2012, respectively. In addition, all these major customers are distributors in the PRC agriculture industry.

For the three months ended September 30, 2013					For the three months ended September 30, 2012
Largest Customers	Primary Provinces	Amount of Sales		% Total Sales	Largest Customers	Primary Provinces	Amount of Sales		% Total Sales
Customer A	Shandong	US$	14,362,247	6%	Customer F	Inner Mongolia	US$	13,398,432	10%
Customer B	Anhui		14,252,885	6%	Customer G	Heilongjiang; Jilin; Liaoning		12,565,920	10%
Customer C	Guangdong		14,226,558	6%	Customer D	Henan		12,494,832	10%
Customer D	Henan		13,332,144	6%	Customer A	Shandong		11,517,491	9%
Customer E	Hebei		12,854,265	6%	Customer C	Guangdong		11,019,530	8%
Total		US$	69,028,099	30%	Total		US$	60,996,205	47%

For the nine months ended September 30, 2013					For the nine months ended September 30, 2012
Largest Customers	Primary Provinces	Amount of Sales		% Total Sales	Largest Customers	Primary Provinces	Amount of Sales		% Total Sales
Customer F	Inner Mongolia	US$	55,674,086	10%	Customer F	Inner Mongolia	US$	43,515,383	12%
Customer A	Shandong		44,692,976	8%	Customer A	Shandong		35,356,819	9%
Customer D	Henan		42,415,262	7%	Customer D	Henan		33,383,567	9%
Customer G	Heilongjiang; Jilin; Liaoning		41,171,588	7%	Customer C	Guangdong		31,834,280	9%
Customer C	Guangdong		39,724,805	7%	Customer G	Heilongjiang; Jilin; Liaoning		31,587,262	8%
Total		US$	223,678,717	39%	Total		US$	175,677,311	47%

Three major suppliers accounted for 71% (US$54,058,897), of which one major supplier accounted for 29% (US$22,084,536) of the Company’s inventory purchase for the three months ended September 30, 2013. Three major suppliers accounted for 70% (US$130,363,695), of which one major supplier accounted for 29% (US$54,737,848) of the Company’s inventory purchase for the nine months ended September 30, 2013. Three major suppliers accounted for 83% (US$43,352,117), of which one major supplier accounted for 30% (US$15,687,328) of the Company’s inventory purchase for the three months ended September 30, 2012. Three major suppliers accounted for 64% (US$102,742,276), of which one major supplier accounted for 28% (US$44,476,074) of the Company’s inventory purchase for the nine months ended September 30, 2012. If these suppliers terminate their supply relationship with the Company, the Company may be unable to purchase sufficient raw materials on acceptable terms which may adversely affect the Company’s results of operations.

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

Products

Currently, our principal product is our liquid crop nutrient product, from which we derived substantially all of our sales for the year ended December 31, 2012. We also produce powder animal nutrient product, which is mainly used for dairy cows. In the first quarter of 2012, we launched two crop nutrient products, a crop seed nutrient product and a crop root nutrient product. The crop seed nutrient product helps crop seeds sprout and improves the growth of roots, and the crop root nutrient product improves crop roots’ ability to absorb water and fertilizers and enhance crop resistance against drought, freezing, diseases, and stalk leaning. We believe, by using our regular crop nutrient together with our crop seeds and roots products at different stages of crop growth, the combined effectiveness of our products will further enhance crop yield. We market our regular crop and animal products under the trade name “Shengmingsu” (“生命素 ” in Chinese means “Life Essential”). Our products for crop seeds and roots are named “Zhongbaosheng” and “Qianggenbao” respectively. We produce our liquid crop nutrient products, including the newly launched crop seed product and crop root product, based on our proprietary formulae utilizing fulvic acid as the primary compound base and combining with various micro nutrients such as zinc and boron, macro nutrients like nitrogen, phosphorous and potassium (“NPK”) and other nutrients that are essential for the crop health. Our crop nutrient’s core fulvic acid compound improves crop yield by enhancing the absorption of fertilizers and micro nutrients. In addition, the micro nutrients and NPK included in our crop nutrient formula serve as supplements during key growth stages of crops. We believe that our crop nutrient products are particularly well-suited for use in China, which generally has highly degraded farming soil as a result of over-farming, decades of over-use of chemical fertilizers and less advanced farming practices compared with more developed nations. Our regular crop nutrient product is most commonly applied by directly spraying onto leaves of crops after dilution with water, and is typically used at certain critical growth stages of crops in addition to normal fertilizer application. Our crop seed nutrient product is used by soaking the seeds in our product after water dilution. Soaking time and proportions of water to product vary among different crops and users should follow our product specifications. At the time that a seeding crop is transplanted, our crop root nutrient is used by applying the product onto the crop roots after water dilution and blending with soil. After the transplant, the water-diluted crop root product is used to irrigate the crops at the roots. Soaking time and water-product proportions during and after transplanting varies and users should follow our product specifications.

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

As of September 30, 2013, our products were sold in 30 provinces, autonomous regions and centrally-administered municipalities across China. We sell our products to 25 provincial-level distributors, who then sell our products to 810 county-level distributors and 35,506 Branded Retailers. Our multi-tiered distribution model allows us to penetrate the vast and highly fragmented rural area of China by utilizing our internal sales team to manage and leverage thousands of sales personnel at our provincial-level distributors, county-level distributors and Branded Retailers. Our internal sales team actively manages our multi-tier distribution network by participating in major distributor sales activities and providing training presentations and seminars.

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

For the nine months ended September 30, 2013, our actual production output for liquid crop nutrient product was 40,393 tons and the actual output for powder animal nutrient was 1,189 tons.  We expect to continue to expand our production capacity as required to respond to increasing demand for our products in the future, including the planned construction of a new manufacturing facility.

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

Recent Developments

On September 23, 2013, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Full Alliance International Limited, a British Virgin Islands company (“Holdco”), Yongye International Limited, an exempted company with limited liability incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of Holdco (“Parent”), and Yongye International Merger Sub Limited, a Nevada corporation and a wholly-owned subsidiary of Parent (“Merger Sub”, together with the Company, Holdco and Parent, the “Parties” and any one of them a “Party”). Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, at the effective time of the merger, Merger Sub will be merged with and into the Company, the Company will become a wholly-owned subsidiary of Parent and each of the Company’s shares of common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive US$6.69 in cash without interest, except for (i) shares owned by Holdco, Parent and Merger Sub, including shares of common stock and Preferred Shares to be contributed to Parent by Holdco, Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA, immediately prior to the effective time of the merger pursuant to a contribution agreement, dated as of September 23, 2013, among Parent, Holdco, Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA (except that, with respect to Prosper Sino, only such shares designated as “Prosper Sino rollover shares” in the preliminary proxy statement in connection with the special meeting of stockholders will be contributed), and (ii) shares of common stock held by the Company or any subsidiary of the Company((i) and (ii) collectively, the “Excluded Shares”), which will be cancelled for no consideration and cease to exist as of the effective time of the merger. Currently, Holdco, Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA, collectively beneficially own approximately 33.1% of the Company’s outstanding shares of common stock, on an as converted basis.

The Merger Agreement contains representations and warranties of the Parties that are, in general, customary for a transaction of this type. The assertions embodied in those representations and warranties were made solely for purposes of the contract among the Parties and may be subject to important qualifications and limitations agreed to by the Parties in connection with the negotiated terms. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a contractual standard of materiality different from those generally applicable to investors or may have been used for purposes of allocating risk among the Parties rather than establishing matters as facts.

The Parties have also agreed to certain covenants, including covenants requiring the Company to conduct its business in the ordinary course of business consistent with past practice in all material respects and use commercially reasonable efforts to preserve substantially intact its business organization and relationships with governmental authorities, customers, suppliers and other persons with which it has material business relations and keep available the services of its current officers and key employees through the effective time of the merger, except as expressly provided in the Merger Agreement.

The Merger Agreement also includes customary termination provisions for both the Company and Parent. In specified circumstances, if the Merger Agreement is terminated, the Company shall pay Parent a termination fee in the amount of $4,000,000 or $2,000,000, as applicable, or receive from Parent a termination fee in the amount of $10,000,000. The Merger Agreement also provides that if the required stockholder approvals shall not have been obtained at the stockholders’ meeting, Parent shall reimburse the Company’s expenses up to $2,000,000.

The Company’s Board of Directors, acting upon the unanimous recommendation of a special committee of the Board of Directors comprised solely of independent and disinterested directors (the “Special Committee”), approved and adopted the Merger Agreement and has recommended that the Company’s shareholders vote to approve the Merger Agreement. The Special Committee negotiated the terms of the Merger Agreement with the assistance of legal and financial advisors to the Special Committee.

The merger is subject to closing conditions including, but not limited to: (a) adoption of the Merger Agreement by the (i) affirmative vote of the holders of at least a majority of the issued and outstanding shares of common stock and preferred shares of the Company, voting together as a single class, with the number of votes the holders of preferred shares shall be entitled to vote equal to the number of shares of common stock into which such preferred shares are convertible, as determined in accordance with the articles of incorporation of the Company, (ii) affirmative vote or consent of the holders of at least a majority of the issued and outstanding preferred shares of the Company and (iii) affirmative vote of the holders of at least a majority of the issued and outstanding shares (other than the Excluded Shares); (b) the absence of any order, injunction or decree preventing or making illegal the consummation of the merger; (c) the truth and correctness of each Party’s representations and warranties at closing (subject to materiality qualifiers); (d) the compliance of each Party with its covenants in all material respects, and (e) the absence of any material adverse effect on the Company. Accordingly, no assurance can be given that the merger will be completed.

On October 28, 2013, the Company filed a Preliminary Proxy Statement on Schedule 14A, as amended on November 6, 2013, together with a Schedule 13E-3, as amended on November 6, 2013, with the Securities and Exchange Commission indicating its intention to call a special meeting of its shareholders at a still to be specified date to vote on the Merger Agreement for the Company to go private.

If the merger is completed, the Company will cease to be a publicly traded company.

On November 1, 2013, the Company announced that it will hold its 2013 Annual Meeting of stockholders on Tuesday, December 3, 2013 at 9:00 a.m. (China Time). The 2013 Annual Meeting will be held at the Company's offices, located at Jinshan Economic Development Zone, Hohhot City, Inner Mongolia, the People’s Republic of China. Shareholders of record at the close of business on October 4, 2013 will be entitled to vote at the meeting. The main purposes of the 2013 Annual Meeting include the election of five directors, including Mr. Zishen Wu, Dr. Xiaochuan Guo, Mr. Sean Shao, Dr. Xindan Li, and Dr. Rijun Zhang; and the ratification of the appointment of KPMG as the Company’s independent accountants for the fiscal year ending December 31, 2013.

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

Our end-customers are comprised of large farms which purchase directly from distributors, and individual farmers who purchase either through Branded Retailers or promotional events held by local distributors. Our Branded Retailer network has been a key driver of our sales. The number of Branded Retailers increased from 35,409 as of June 30, 2013 to 35,506 as of September 30, 2013. Xinjiang, Guangdong and Heilongjiang/Jilin/Liaoning provinces accounted for the majority of newly recruited Branded Retailers.

Below is a table setting forth the expansion of our Branded Retailer network.

Branded Retailer by Region	Year End 2011	Q3 End 2012	Year End 2012	Q3 End 2013
Hebei/Beijing/Tianjin	3,935	4,431	4,578	4,660
Inner Mongolia	765	1,039	1,136	1,171
Shandong	3,358	3,391	3,434	3,455
Guangdong/Hainan	941	1,219	1,306	1,356
Henan	2,456	2,786	2,889	2,925
Heilongjiang/Jilin/Liaoning	2,180	2,358	2,533	2,589
Xinjiang	2,097	2,331	2,437	2,475
Hubei/Hunan	2,978	3,154	3,240	3,240
Gansu/Qinghai	920	822	865	869
Jiangsu	1,936	2,264	2,447	2,401
Shanxi	1,310	1,639	1,745	1,772
Anhui	1,420	1,441	1,494	1,508
Shaanxi	1,491	1,648	1,691	1,720
Sichuan/Chongqing	1,044	966	1,105	1,125
Jiangxi/Fujian	1,006	1,231	1,346	1,364
Yunnan/Guizhou	1,076	1,313	1,418	1,461
Zhejiang	252	467	510	519
Guangxi	472	465	508	520
Ningxia	441	325	368	368
Shanghai	8	8	8	8
Total	30,086	33,298	35,058	35,506

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

Competition

While we compete with both nationwide and local manufacturers of humic or fulvic acid crop nutrients, we believe that we are a clear market leader. The Chinese agriculture industry and the retail market for agricultural goods are highly fragmented. As of the end of October 2013, there were more than 4,000 fertilizer products registered in the PRC Ministry of Agriculture’s registry. We mainly compete directly with producers of humic or fulvic acid based products, of which there were around 1,000 registered as of the end of October 2013.

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

RESULTS OF OPERATIONS

Summary Statement of Income Data

in US$, except for percentages	For the Three Months Ended September 30,				For the Nine Months Ended September 30,				For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013		2012		2013		2012		Variance	%	Variance	%

Sales	US$	223,239,572	US$	129,734,770	US$	569,845,463	US$	371,726,400	93,504,802	72.1%	198,119,063	53.3%

Cost of sales		81,449,550		49,223,371		217,659,311		147,712,243	32,226,179	65.5%	69,947,068	47.4%

Gross profit		141,790,022		80,511,399		352,186,152		224,014,157	61,278,623	76.1%	128,171,995	57.2%

Selling expenses		42,392,643		37,009,019		122,791,825		89,766,666	5,383,624	14.5%	33,025,159	36.8%

Research and development expenses		5,446,115		5,160,458		17,792,133		14,054,000	285,657	5.5%	3,738,133	26.6%

General and administrative expenses (including a reversal of allowance for doubtful accounts of US$6,334,832 and nil for the nine months ended September 30, 2013 and 2012, respectively)		5,758,034		4,823,781		13,090,952		11,261,073	934,253	19.4%	1,829,879	16.2%

Impairment loss of goodwill		-		10,748,731		-		10,748,731	(10,748,731)	-100.0%	(10,748,731)	-100.0%

Income from operations		88,193,230		22,769,410		198,511,242		98,183,687	65,423,820	287.3%	100,327,555	102.2%

Other income/(expenses)
Interest expense		(1,734,934)		(1,130,175)		(5,264,000)		(3,236,470)	(604,759)	53.5%	(2,027,530)	62.6%

Interest income		2,337,234		312,206		2,944,330		447,616	2,025,028	648.6%	2,496,714	557.8%

Other (expenses) /income, net		(174,494)		(135,382)		(242,742)		(100,666)	(39,112)	28.9%	(142,076)	141.1%

Change in fair value of derivative liabilities		-		(203,851)		-		(134,564)	203,851	-100.0%	134,564	-100.0%

Total other income/(expenses), net		427,806		(1,157,202)		(2,562,412)		(3,024,084)	1,585,008	-137.0%	461,672	-15.3%

Earnings before income tax expense		88,621,036		21,612,208		195,948,830		95,159,603	67,008,828	310.1%	100,789,227	105.9%

Income tax expense		14,295,663		4,084,473		31,148,754		17,096,901	10,211,190	250.0%	14,051,853	82.2%

Net income		74,325,373		17,527,735		164,800,076		78,062,702	56,797,638	324.0%	86,737,374	111.1%

Less: Net income attributable to the noncontrolling interest		3,863,494		707,656		8,509,784		3,750,470	3,155,838	446.0%	4,759,314	126.9%

Net income attributable to Yongye International, Inc.
	US$	70,461,879	US$	16,820,079	US$	156,290,292	US$	74,312,232	53,641,800	318.9%	81,978,060	110.3%

Net income per common stock:

Basic
	US$	1.22	US$	0.28	US$	2.70	US$	1.31
Diluted
	US$	1.22	US$	0.28	US$	2.70	US$	1.31

Review of Results of Operation for the Three and Nine Months Ended September 30, 2013

Our sales increased by 72.1% to US$223.2 million for the three months ended September 30, 2013, from US$129.7 million for the same period of 2012. Our sales increased by 53.3% to US$569.8 million for the nine months ended September 30, 2013, from US$371.7 million for the same period of 2012. Among the revenue recognized in the quarter, $89 million was due to cash collection from certain distributors for sales made in prior quarters in 2012 and 2013. The Company recognizes revenue for those distributors on a cash collection basis, rather than a shipment basis.

Our gross profit increased by 76.1% to US$141.8 million for the three months ended September 30, 2013, from US$80.5 million for the same period of 2012. Our gross profit increased by 57.2% to US$352.2 million for the nine months ended September 30, 2013, from US$224.0 million for the same period of 2012. Gross profit margin was 61.8% for the nine months ended September 30, 2013, as compared to 60.3% for the same period of 2012.

Our net income attributable to Yongye International, Inc. increased by 318.9% to US$70.5 million, or US$1.22 per diluted share, for the three months ended September 30, 2013, from US$16.8 million, or US$0.28 diluted earnings per share, for the same period of 2012. Our net income attributable to Yongye International, Inc. increased by 110.3% to US$156.3 million, or US$2.70 per diluted share, for the nine months ended September 30, 2013, from US$74.3 million, or US$1.31 diluted earnings per share, for the same period of 2012. The increase was primarily due to collection for past sales and a one-time impairment loss of goodwill of $10.7 million the Company recorded in the third quarter of 2012.

Sales

Below is an analysis of our sales for the three months ended September 30, 2013 and 2012, as well as the nine months ended September 30, 2013 and 2012.

Our sales increased by US$93.5 million, or 72.1%, to US$223.2 million for the three months ended September 30, 2013, from US$129.7 million for the same period of 2012. For the three months ended September 30, 2013, we derived US$221.1 million, or 99.1% of our total sales, from liquid crop nutrient, and we derived US$2.1 million, or 0.9% of our total sales, from the powder animal nutrient products.

For the three months ended September 30, 2013, the average selling price (“ASP”) of our liquid crop nutrient product was US$12,551 per ton, as compared to US$11,705 per ton for the same period of 2012.

Our sales increased by US$198.1 million, or 53.3%, to US$569.8 million for the nine months ended September 30, 2013, from US$371.7 million for the same period of 2012. For the nine months ended September 30, 2013, we derived US$563.0 million, or 98.8% of our total sales, from liquid crop nutrient, and we derived US$6.8 million, or 1.2% of our total sales, from the powder animal nutrient products. For our liquid crop nutrient products, the regular crop nutrient contributed US$474.4 million, or 84.3% of total liquid crop nutrient sales, while the two products for crop seeds and roots contributed US$88.6 million, or 15.7% of our total liquid crop nutrient sales.

Our revenue for the three and nine months ended September 30, 2013 significantly increased compared to the same period of 2012, primarily due to collection of past sales we made to certain distributors from whom we recognize revenue upon cash collection instead of shipment. The amount of products we shipped to our distributors in current quarter and during the nine months increased 3.5% and 19.8%, respectively.

The following table set forth the sales breakdown by region for the three and nine months ended September 30, 2013 and 2012:

Sales By Region (US$ million)	2013 Q3	2012 Q3	YoY Change In US$	YoY Change in %	2013 Nine Months	2012 Nine Months	YoY Change In US$	YoY Change in%
Hebei/Beijing/Tianjin	69.4	11.0	58.4	530.9%	95.4	39.1	56.3	144.0%
Inner Mongolia	16.2	13.4	2.8	20.9%	59.1	48.5	10.6	21.9%
Shandong	14.4	11.4	3.0	26.3%	44.9	35.6	9.3	26.1%
Guangdong/Hainan	14.3	11.0	3.3	30.0%	39.7	31.8	7.9	24.8%
Henan	13.3	12.5	0.8	6.4%	42.4	33.4	9.0	26.9%
Heilongjiang/Jilin/Liaoning	12.3	12.6	(0.3)	(2.4)%	41.6	31.6	10.0	31.6%
Xinjiang	9.7	2.0	7.7	385.0%	22.4	6.1	16.3	267.2%
Hubei/Hunan	5.9	0.6	5.3	883.3%	22.5	3.9	18.6	476.9%
Gansu/Qinghai	5.0	5.5	(0.5)	(9.1)%	17.2	13.6	3.6	26.5%
Jiangsu	10.5	10.2	0.3	2.9%	30.7	24.7	6.0	24.3%
Shanxi	4.5	5.1	(0.6)	(11.8)%	15.9	13.1	2.8	21.4%
Anhui	14.3	0.7	13.6	19.4x	30.6	4.6	26.0	565.2%
Shaanxi	8.1	8.0	0.1	1.3%	25.2	20.7	4.5	21.7%
Sichuan/Chongqing	7.5	7.9	(0.4)	(5.1)%	26.2	20.5	5.7	27.8%
Jiangxi/Fujian	8.8	8.8	-	-	28.3	22.5	5.8	25.8%
Yunnan/Guizhou	9.0	9.0	-	-	27.7	22.0	5.7	25.9%
Guangxi	*	*	*	*	*	*	*	*
Total	223.2	129.7	93.5	72.1%	569.8	371.7	198.1	53.3%

* Less than US$50,000

Our revenue for the three and nine months ended September 30, 2013 significantly increased compared to the same period of 2012, primarily due to collection for past sales we made to certain distributors from whom we recognize revenue on a cash collection basis instead of a shipment basis.

Production Output

Our production output for our liquid crop nutrient product was 17,201 tons for the three months ended September 30, 2013, and 40,393 tons for the nine months ended September 30, 2013. The inventory turnover was 113 days for the three months ended September 30, 2013 as compared to 196 days for the same period of 2012. The inventory turnover was 137 days for the nine months ended September 30, 2013 as compared to 180 days for the same period of 2012. As of September 30, 2013 and December 31, 2012, finished goods included US$38.4 million and US$46.1 million, respectively, of products that were sold and delivered to certain customers for which the related revenue was not recognized because collectability was not assured at time of shipment. The decrease in inventory of US$16.8 million was mainly due to the significant reduction of inventory stocking, and thus lower inventory turnover days during the nine months ended September 30, 2013.

During the three months ended September 30, 2013, we sold 17,620 tons of liquid crop nutrient products and 324 tons of powder animal nutrient products. During the nine months ended September 30, 2013, we sold 45,861 tons of liquid crop nutrient products and 1,054 tons of powder animal nutrient products. During the three months ended September 30, 2012, we sold 11,084 tons of liquid crop nutrient products and none of powder animal nutrient products. During the nine months ended September 30, 2012, we sold 31,232 tons of liquid crop nutrient products and 586 tons of powder animal nutrient products.

Cost of Sales

Our cost of sales increased by US$32.2 million, or 65.5%, to US$81.4 million for the three months ended September 30, 2013, from US$49.2 million for the same period of 2012. Cost of sales increased by US$69.9 million, or 47.4%, to US$217.6 million for the nine months ended September 30, 2013, from US$147.7 million for the same period of 2012.

For the three months ended September 30, 2013, our cost of sales accounted for 36.5% of our total sales, as compared to 37.9% for the same period of 2012. For the nine months ended September 30, 2013, our cost of sales accounted for 38.2% of our total sales, as compared to 39.7% for the same period of 2012.

Gross Margin

Our gross margin was 63.5% for the three months ended September 30, 2013, as compared to 62.1% for the same period of 2012. Gross margin was 61.8% for the nine months ended September 30, 2013, as compared to 60.3% for the same period of 2012. The slight increase of gross margin was mainly due to the scale effect of increased sales as compared to the same period of 2012.

Selling Expenses

Our selling expenses increased by US$5.4 million, or 14.5%, to US$42.4 million for the three months ended September 30, 2013, from US$37.0 million for the same period of 2012. As a percentage of sales, selling expenses decreased from 19.0% for the three months ended September 30, 2012 to 28.5% for the same period of 2013. The increase of selling expenses was primarily due to an increase in advertising and promotion expense and distributors’ seminar expenditure of US$4.6 million relating to marketing and promotional activities for our products in our markets.

Selling expenses increased by US$33.0 million, or 36.8%, to US$122.8 million for the nine months ended September 30, 2013, from US$89.8 million for the same period of 2012. As a percentage of sales, selling expenses decreased from 24.1% for the nine months ended September 30, 2012 to 21.5% for the same period of 2013. The increase of selling expenses was primarily due to an increase in advertising and promotion expense and distributors’ seminar expenditure of US$33.4 million.

General and Administrative Expenses

Our general and administrative expenses slightly increased by US$0.9 million, or 19.4%, to US$5.7 million for the three months ended September 30, 2013, from US$4.8 million for the same period of 2012. As a percentage of sales, general and administrative expenses decreased from 3.7% for the three months ended September 30, 2012 to 2.6% for the same period of 2013. The increase of general and administrative expenses was mainly due to the increase of staff salary and related costs for the three months ended September 30, 2013.

General and administrative expenses increased by US$1.8 million, or 16.2%, to US$13.1 million for the nine months ended September 30, 2013, from US$11.3 million for the same period of 2012. As a percentage of sales, general and administrative expenses decreased from 3.0% for the nine months ended September 30, 2012 to 2.3% for the same period of 2013. The increase of general and administrative expenses was mainly due to the reversal of allowance for doubtful accounts of US$6.3 million which was recorded in the first quarter of 2012. Excluding the reversal of allowance for doubtful accounts, general and administrative expenses for the nine months ended September 30, 2013 decreased by US$4.5 million, which was mainly due to the decrease of stock compensation and travelling related expenses. General and administrative expenses mainly included audit fees and lawyer fees related to the Proposed Transaction, and staff salary and related costs for the three and nine months ended September 30, 2013.

Research and Development Expenses

We incurred US$5.4 million of research and development expenses for the three months ended September 30, 2013, as compared to US$5.2 million for the same period of 2012. The research and development expenses was US$17.8 million for the nine months ended September 30, 2013, as compared to US$14.1 million for the same period of 2012.

Our research and development expenses mainly consisted of field test expenses for existing and new products on different crops and in various geographic markets.

Impairment loss of goodwill

We performed our annual goodwill impairment test as of September 30, 2012. A two step process is used to test for goodwill impairment. The fair value of the reporting unit for step one was determined based on the income approach, which is applied using a present value technique, and also considered the quoted market price of our common stock. The first step of the impairment test concluded that the carrying value of our reporting unit exceeded its fair value. As a result, we performed the second step of the goodwill impairment test. We determined that the implied fair value of goodwill was nil. Therefore, a goodwill impairment loss of US$10,748,731 was recognized for the three and nine months ended September 30, 2012.

Income Tax Rate

During the three and nine months ended September 30, 2013 and the year ended December 31, 2012, Yongye Nongfeng enjoyed a preferential tax rate of 15% pursuant to the High-Tech Enterprise qualification which entitled it the preferential tax rate for three years starting from January 1, 2010. Subject to renewal, Yongye Nongfeng’s High-Tech Enterprise status will enable it to enjoy the preferential income tax rate of 15% from 2013 to 2015. Management believes that Yongye Nongfeng meets all the criteria for the renewal of High-Tech Enterprise status. Pursuant to an approval from the Inner Mongolia Autonomous Region National Tax Authority on November 26, 2012, Yongye Fumin, being a foreign investment enterprise located in the Western Region of the PRC, was entitled to a preferential income tax rate of 15% retrospectively effective from January 1, 2011 to December 31, 2020.

Our effective income tax rates for the three months ended September 30, 2013 and 2012 were 16.13% and 18.90%, respectively. Effective income tax rates for the nine months ended September 30, 2013 and 2012 were 15.90% and 17.97%, respectively. For the three and nine months ended September 30, 2013, the effective income tax rates differ from the PRC statutory income tax rate of 25% primarily due to the effect of Yongye Nongfeng’s and Yongye Fumin’s preferential tax treatment which is partly offset by the effect of non-deductible expenses. The effective income tax rate for the three and nine months ended September 30, 2013 decreased as compared to the same period of 2012 was primarily due to a decrease in non deductible management compensation expenses.

Our company’s PRC subsidiaries have cash balance of US$101.0 million as of September 30, 2013 which is planned to be permanently reinvested in the PRC. The distributions from our PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our plan to indefinitely reinvest our earnings in our PRC business, we have not provided for deferred tax liabilities on undistributed earnings of our PRC subsidiaries.

Net Income

Our net income attributable to Yongye International, Inc. was US$70.5 million (representing a net profit margin of 31.6%) for the three months ended September 30, 2013 as compared to US$16.8 million (representing a net profit margin of 13.0%) for the same period of 2012.

Net income attributable to Yongye International, Inc. was US$156.3 million (representing a net profit margin of 27.4%) for the nine months ended September 30, 2013 as compared to US$74.3 million (representing a net profit margin of 20.0%) for the same period of 2012.

The increase was primarily due to collection for past sales and a one-time impairment loss of goodwill of $10.7 million the Company recorded in the third quarter of 2012.

Liquidity and capital resources

Selected consolidated balance sheet data:

in US$, except for percentages	As of September 30, 2013	As of December 31, 2012	Variance	%	Note

Cash and restricted cash	101,104,636	44,551,404	56,553,232	127%
Accounts receivable, net of allowance for doubtful accounts	390,325,780	293,600,762	96,725,018	33%	1)
Inventories	101,919,511	118,693,596	(16,774,085)	(14)%	2)
Deposits to suppliers	117,044,550	24,048,028	92,996,522	387%	3)
Property, plant and equipment, net	25,507,415	26,224,957	(717,542)	(3)%
Prepayment for mining project	36,751,900	35,792,410	959,490	3%	4)
Total assets	847,329,166	623,847,190	223,481,976	36%
Long-term loans and payables - current portion	9,803,306	9,149,280	654,026	7%
Capital lease obligations - current portion	505,449	395,878	109,571	28%
Short term bank loan	83,009,164	50,857,163	32,152,001	63%
Accounts payable	11,717,757	12,364,193	(646,436)	(5)%
Income tax payable	34,287,230	3,196,078	31,091,152	973%
Accrued expenses	14,502,049	31,389,630	(16,887,581)	(54)%	5)
Other payables	3,304,091	2,828,262	475,829	17%
Total current liabilities	157,231,212	110,683,792	46,547,420	42%
Long-term loans and payables	8,162,478	10,254,922	(2,092,444)	(20)%
Other non-current liability	6,862,975	6,683,802	179,173	3%
Total equity attributable to Yongye International, Inc.	582,255,347	415,472,496	166,782,851	40%
Total equity	612,230,688	436,263,068	175,967,620	40%	6)

1)	The increase in accounts receivable of US96.7 million was consistent with our sales which occurred in the second and third quarter due to the seasonality of our business.

Past due balances are reviewed individually for collectability. We determine the adequacy of the allowance for doubtful accounts by considering the amount of historical losses adjusted to take into account current market conditions and customers’ financial condition, the amount of receivables in dispute and past due, the accounts receivables aging and customers’ repayment patterns. During the nine months ended September 30, 2013, the entire accounts receivable as of December 31, 2012, including all the past due accounts, were collected.

For certain distributors, we do not recognize revenues upon shipment of the finished goods to them, since we determined that collectability was not reasonably assured at time of shipment. Revenues from sale of products to these distributors are not recognized until we receive full payment. As of September 30, 2013, finished goods of US$38.4 million represented products sold and shipped to distributors for which no revenue was recognized.

Accounts receivable as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013		December 31, 2012
Accounts receivable	US$	399,575,217	US$	302,608,722
Less: allowance for doubtful accounts		(9,249,437)		(9,007,960)
Total	US$	390,325,780	US$	293,600,762

Of the US$399.6 million of our gross accounts receivable as of September 30, 2013, US$9.8 million of our accounts receivable were past our six month credit term, representing 2.4% of total gross account receivable balance as of September 30, 2013. We provided allowance for doubtful accounts in the amount of US$9.2 million, taking into account current market conditions, the customers’ financial condition, the accounts receivable ageing and the customers’ repayment patterns. For the gross accounts receivable balance as of September 30, 2013, our top three customers accounted for US$132.3 million or 33.1% and our top five customers accounted for US$202.1 million or 50.6% of the total amount of accounts receivable.

The ageing of gross accounts receivable as of September 30, 2013 and December 31, 2012 was:

Receivable Ageing	September 30, 2013%			December 31, 2012%

Current:
0-3 months	US$	132,993,158	33.3%	US$	62,258,015	20.6%
3-6 months		256,787,315	64.3%		125,453,713	41.4%
Subtotal		389,780,473	97.6%		187,711,728	62.0%

Past due:
Past due 0-30 days		9,355,545	2.3%		41,961,730	13.9%
Past due over 30 days		439,199	0.1%		72,935,264	24.1%
Subtotal		9,794,744	2.4%		114,896,994	38.0%

Total	US$	399,575,217	100.0%	US$	302,608,722	100.0%

Days sales outstanding (“DSO”) is defined as average accounts receivable for the period divided by net sales for the period times the days of this period. DSO decreased by 37 days from 174 days for the three months ended September 30, 2012 to 137 days for the same period of 2013, mainly due to the increased sales amount during the third quarter of 2013, as well as the significant collection amount in accounts receivable. We currently have 2.4% of total gross accounts receivable outstanding over six months, which is the normal credit term we provided to our customers.

41

2)
The decrease in inventory of US$16.8 million was mainly due to the significant reduction of inventory stocking in the nine months ended September 30, 2013. The peak seasons of our regular crop nutrient products fall in the second and third quarters. We consumed a lot of volumes of finished goods of our regular crop nutrient product during the second and third quarter of 2013 and thus resulted in decreased inventory and lower inventory turnover days during the three and nine months ended September 30, 2013. As of September 30, 2013 and December 31, 2012, finished goods included US$38.4 million and US$46.1 million, respectively, of products that were sold and delivered to certain customers for which the related revenue was not recognized because collectability was not assured at time of shipment.

Inventory turn-over days (“Inventory days”) is defined as average inventory for the period divided by cost of sales for the period times the days of this period. Inventory days decreased by 83 days from 196 days for the three months ended September 30, 2012 to 113 days for the same period in 2013, mainly due to the increased cost of sales and consumption of inventory stocking.

3)
The deposits to suppliers amounting to US$117.0 million and US$24.0 million as of September 30, 2013 and December 31, 2012 in anticipation of production demand for the next quarters and the following year. The deposits were paid primarily to the suppliers of chemical components, lignite coal and packaging materials to lock in price and secure availability, which is expected to be delivered by December 2013 and consumed by the Company in the manufacturing process within a year.

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

5)
The decrease in accrued expenses of US$16.9 million was mainly due to the settled payment of advertising and promotion activities, and research expenses for field tests that were conducted during the first half year of 2013.

6)
Total equity increased by US$175.9 million from US$436.3 million as of December 31, 2012 to US$612.2 million as of September 30, 2013. The increase in our total equity was mainly due to an increase in retained earnings of US$152.8 million primarily for the net income attributable to Yongye International, Inc. during the first nine months of 2013 and other comprehensive income of US$13.5 million primarily for foreign currency exchange translation adjustment during the nine months ended September 30, 2013.

Summary consolidated cash flow data:

in US$, except for percentages	For the Nine Months Ended
	September 30, 2013	September 30, 2012	Change
Net cash provided by/(used in) operating activities	28,270,683	(52,277,007)	80,547,690
Net cash used in investing activities	(1,575,636)	(2,778,431)	1,202,795
Net cash provided by/(used in) financing activities	25,461,761	(8,337,305)	33,799,066
Effect of exchange rate change on cash and cash equivalents	4,396,424	277,452	4,118,972
Net increase/(decrease) in cash and cash equivalents	56,553,232	(63,115,291)	119,668,523
Cash at beginning of period	44,511,404	81,154,880	(36,643,476)
Cash end of period	101,064,636	18,039,589	83,025,047

The sources and uses of cash for the nine months ended September 30, 2013 are summarized below:

Cash provided by operating activities was US$28.3 million for the nine months ended September 30, 2013, and cash used in operating activities was US$52.3 million for the nine months ended September 30, 2012. The cash provided by operating activities in the nine months ended September 30, 2013 was primarily driven by collection of accounts receivable, as well as the reduction of inventory. Other factors include an increase of US$86.7 million in earnings.

Net cash used in investing activities was US$1.6 million and US$2.8 million for the nine months ended September 30, 2013 and 2012, respectively.

Net cash provided by financing activities was US$25.5 million for the nine months ended September 30, 2013, and cash used in financing activities was US$8.3 million for the nine months ended September 30, 2012. The net cash provided by financing activities in the nine months ended September 30, 2013 was mainly due to the net proceeds from short-term bank loans.

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

On or about October 18, 2012 and October 22, 2012, five shareholder class action complaints were filed against the Company and certain officers and directors thereof in connection with the preliminary, non-binding proposal letter dated October 15, 2012, from Mr. Zishen Wu, MSPEA and Abax Global Capital (Hong Kong) Limited, to acquire all outstanding shares of common stock of the Company not already owned by those parties, in a going private transaction for $6.60 per share of common stock in cash, subject to certain conditions (the “ Wu Proposal ”). The five complaints are captioned, respectively, Doherty v. Yongye International, Inc., et al., A-12-670343-C; Kirby v. Zishen Wu, et al. , A-12-670468-C; Calisti v. Zishen Wu, et al., Case No. A-12-670758-B; Kong, et al. v. Zishen Wu, et. al., Case No. A-12-670874-B; and Harris v. Yongye International, Inc., et al. , Case No. A-12-670817-B. Each of the complaints was filed in Nevada state court in the District Court, Clark County, and each challenged the Wu Proposal, alleging among other things, that the consideration to be paid in such proposal was inadequate, as was the process by which the proposal was being evaluated. The complaints sought, among other relief, to enjoin defendants from consummating the Wu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of all of the Company’s shareholders. On or about March 5, 2013, the plaintiff in the Doherty case filed a notice of voluntary dismissal. By stipulation and order, filed on April 23, 2013, the remaining cases were consolidated for all purposes under the caption In re Yongye International, Inc. Shareholders’ Litigation, Case No. A-12-670468-B (the “Consolidation Order”). Under the Consolidation Order, the plaintiffs were directed to file an consolidated complaint within 20 days of the announcement of a definitive merger agreement entered into in connection with any proposed going private transaction. On October 18, 2013 the parties stipulated, and the Court ordered, that the plaintiffs would file the consolidated complaint within 14 days of the filing of the preliminary proxy statement (the “Consolidation Stipulation”). The preliminary proxy statement was filed on October 28, 2013, and the consolidated complaint was filed on November 7, 2013. The Company has reviewed the allegations contained in the consolidated complaint and believes they are without merit. The Company intends to defend the litigation vigorously. As such, based on the information known to date, the Company does not believe that it is probable that a material judgment against it will result.

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

We have been expanding our operations dramatically and believe we will continue to do so. To meet the demand of our customers, we expect to expand our distribution network in terms of numbers and locations. The rapid growth of our business has resulted in, and if we continue to grow at this rate, will continue to result in, substantial demands on our management, operational and other resources. In particular, the management of our growth will require, among other things:

⋅	sufficient working capital and stringent cost controls;
⋅	increased sales and sales support activities;
⋅	improved administrative and operational systems;
⋅	continued responsibility for disclosure of material facts relating to our business;
⋅	strengthening of financial and management controls; and
⋅	hiring and training of new personnel.

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

We derive our revenues from the sale of products through our distributors or and are subject to counterparty risks such as our distributors’ inability to pay. We offer various payment terms to our distributors. The credit period we grant and our credit policies are generally in line with market practice. Under our payment terms, we typically allow our distributors to pay the total purchase price within six months after the receipt of our products. Our peak selling seasons are normally the second quarter and the third quarter, accounting for 70%-80% of our full year sales. Payments for most of our sales made during peak seasons are generally collected in the fourth quarter and the first quarter of the following year. As of September 30, 2013 and December 31, 2012, our accounts receivable amounted to US$390.3 million and US$293.6 million, respectively.

Past due balances are reviewed individually for collectability. We determine the adequacy of the allowance for doubtful accounts by considering the amount of historical losses adjusted to take into account current market conditions and the distributors’ financial condition, the amount of receivables in dispute and past due, the accounts receivables aging and distributors’ repayment patterns. The increase in accounts receivable of US$96.7 million was consistent with our sales which occurred in the second and third quarter due to the seasonality of our business. We have taken measures to increase our collection efforts and to closely monitor our distributors' financial status. Of the US$399.6 million of our gross accounts receivable as of September 30, 2013, 9.8 million of our accounts receivable were past our six-month credit term. We provided for allowance for doubtful accounts in the amount of US$9.2 million, taking into account current market conditions, customers’ financial condition, the accounts receivable ageing and the customers’ repayment patterns.

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

Risks Related to our Securities

There are risks and uncertainties associated with our proposed merger with Full Alliance International Limited, Yongye International Limited and Yongye International Merger Sub Limited.

As previously announced, on September 23, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Full Alliance International Limited, a British Virgin Islands company (“Holdco”), Yongye International Limited, an exempted company with limited liability incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of Holdco (“Parent”), and Yongye International Merger Sub Limited, a Nevada corporation and a wholly-owned subsidiary of Parent (“Merger Sub”, together with the Company, Holdco and Parent, the “Parties” and any one of them a “Party”). Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, at the effective time of the merger, Merger Sub will be merged with and into the Company, the Company will become a wholly-owned subsidiary of Parent and each of the Company’s shares of common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive US$6.69 in cash without interest, except for (i) shares owned by Holdco, Parent and Merger Sub, including shares of common stock and Preferred Shares to be contributed to Parent by Holdco, Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA, immediately prior to the effective time of the merger pursuant to a contribution agreement, dated as of September 23, 2013, among Parent, Holdco, Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA (except that, with respect to Prosper Sino, only such shares designated as “Prosper Sino rollover shares” in the preliminary proxy statement in connection with the special meeting of stockholders will be contributed), and (ii) shares of common stock held by the Company or any subsidiary of the Company, which will be cancelled for no consideration and cease to exist as of the effective time of the merger. Currently, Holdco, Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA, collectively beneficially own approximately 33.1% of the Company’s outstanding shares of common stock, on an as converted basis.

The Merger Agreement contains representations and warranties of the Parties that are, in general, customary for a transaction of this type. The assertions embodied in those representations and warranties were made solely for purposes of the contract among the Parties and may be subject to important qualifications and limitations agreed to by the Parties in connection with the negotiated terms. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a contractual standard of materiality different from those generally applicable to investors or may have been used for purposes of allocating risk among the Parties rather than establishing matters as facts.

The Parties have also agreed to certain covenants, including covenants requiring the Company to conduct its business in the ordinary course of business consistent with past practice in all material respects and use commercially reasonable efforts to preserve substantially intact its business organization and relationships with governmental authorities, customers, suppliers and other persons with which it has material business relations and keep available the services of its current officers and key employees through the effective time of the merger, except as expressly provided in the Merger Agreement.

The Merger Agreement also includes customary termination provisions for both the Company and Parent. In specified circumstances, if the Merger Agreement is terminated, the Company shall pay Parent a termination fee in the amount of $4,000,000 or $2,000,000, as applicable, or receive from Parent a termination fee in the amount of $10,000,000. The Merger Agreement also provides that if the required stockholder approvals shall not have been obtained at the stockholders’ meeting, Parent shall reimburse the Company’s expenses up to $2,000,000.

There are a number of risks and uncertainties relating to the proposed merger. For example, the merger may not be consummated or may not be consummated in the timeframe or manner currently anticipated, as a result of several factors, including, among other things, the failure of one or more of the Merger Agreement’s closing conditions, Parent’s failure or litigation relating to the merger. In addition, there can be no assurance that approval of our stockholders will be obtained, that the other conditions to closing of the merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the merger. If the merger is not completed, the price of our common stock may change to the extent that the current market price of our common stock may reflect an assumption that the merger will be consummated.

Pending the closing of the merger, the Merger Agreement also restricts us from engaging in certain actions without Parent’s consent, which could prevent us from pursuing opportunities that may arise prior to the closing of the merger. Any delay in closing or a failure to close could have a negative impact on our business and stock price as well as our relationships with our customers, vendors or employees, as well as a negative impact on our ability to pursue alternative strategic transactions and/or our ability to implement alternative business plans.

Our business could be adversely impacted as a result of uncertainty related to the proposed merger.

The proposed merger could cause disruptions to our business or business relationships, which could have an adverse impact on our financial condition, results of operations and cash flows. For example:

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business;
•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees; and
•
customers, suppliers or other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationships with us.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the merger, and many of these fees and costs are payable by us regardless of whether or not the merger is consummated.

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

On or about October 18, 2012 and October 22, 2012, five shareholder class action complaints were filed against the Company and certain officers and directors thereof in connection with the preliminary, non-binding proposal letter dated October 15, 2012, from Mr. Zishen Wu, MSPEA and Abax Global Capital (Hong Kong) Limited, to acquire all outstanding shares of common stock of the Company not already owned by those parties, in a going private transaction for $6.60 per share of common stock in cash, subject to certain conditions (the “ Wu Proposal ”). The five complaints are captioned, respectively, Doherty v. Yongye International, Inc., et al., A-12-670343-C; Kirby v. Zishen Wu, et al. , A-12-670468-C; Calisti v. Zishen Wu, et al., Case No. A-12-670758-B; Kong, et al. v. Zishen Wu, et. al., Case No. A-12-670874-B; and Harris v. Yongye International, Inc., et al. , Case No. A-12-670817-B.. Each of the complaints was filed in Nevada state court in the District Court, Clark County, and each challenged the Wu Proposal, alleging among other things, that the consideration to be paid in such proposal was inadequate, as was the process by which the proposal was being evaluated. The complaints sought, among other relief, to enjoin defendants from consummating the Wu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of all of the Company’s shareholders. On or about March 5, 2013, the plaintiff in the Doherty case filed a notice of voluntary dismissal. By stipulation and order, filed on April 23, 2013, the remaining cases were consolidated for all purposes under the caption In re Yongye International, Inc. Shareholders’ Litigation, Case No. A-12-670468-B (the “Consolidation Order”). Under the Consolidation Order, the plaintiffs were directed to file an consolidated complaint within 20 days of the announcement of a definitive merger agreement entered into in connection with any proposed going private transaction. On October 18, 2013 the parties stipulated, and the Court ordered, that the plaintiffs would file the consolidated complaint within 14 days of the filing of the preliminary proxy statement (the “Consolidation Stipulation”). The preliminary proxy statement was filed on October 28, 2013, and the consolidated complaint was filed on November 7, 2013.  The Company has reviewed the allegations contained in the consolidated complaint and believes they are without merit. The Company intends to defend the litigation vigorously. As such, based on the information known to date, the Company does not believe that it is probable that a material judgment against it will result.

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

Inspections of other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating audit documentation located in China and its related quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections. On December 3, 2012, the SEC issued an order instituting administrative proceedings against the Chinese affiliates of five of the largest global public accounting firms relating to work performed in the PRC and such firms’ failure to provide audit workpapers to the SEC in this regard. As the administrative proceedings are ongoing, we cannot predict the outcome of this matter or the effect it may have on our ability to make timely filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINING SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Liquid Capital Loan Contract dated July 18, 2013 between Inner Mongolia Yongye Nongfeng Biotechnology Co., Ltd. and Agricultural Bank of China.*
10.2	Pledge Agreement dated July 18, 2013, between Inner Mongolia Yongye Nongfeng Biotechnology Co., Ltd. and Agricultural Bank of China.*
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
* Filed Herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yongye International, Inc.
	By:	/s/ Zishen Wu
Name: Zishen Wu
November 12, 2013		Title: Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

