Form 10-K
period 2013-12-31
Yongye International, Inc.
filed 2014-03-17
CIK 1398551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

COMMISSION FILE NO. 001-34444

YONGYE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

NEVADA	20-8051010
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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
Yes   ☐     No   ☒

The aggregate market value of the 39,573,497shares of common equity stock held by non-affiliates of the Registrant was approximately US$211,718,209 on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on the most recent date on which a trade in such stock took place prior thereto.

There were a total of 50,685,216 shares of the registrant’s Common Stock, par value US$0.001 per share, outstanding as of March 6, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Part I
ITEM 1. Business

Business Overview

We are a leading crop nutrient company in China in term of total sales in 2013. We are primarily engaged in the research, development, manufacturing and sales of fulvic acid based crop and animal nutrient products for the agriculture and stock farming industry. We are headquartered in Beijing with production facilities in Hohhot, Inner Mongolia Autonomous Region of China (“Inner Mongolia”). Our products are sold nationwide in 30 provinces, autonomous regions and centrally-administered municipalities across China.

Currently, our principal product is our liquid crop nutrient products, from which we derived substantially all of our sales for the year ended December 31, 2013. We also produce powder animal nutrient product, which is mainly used for livestock. In 2012, we launched two new crop nutrient products, a crop seed nutrient product and a crop root nutrient product. The crop seed nutrient product helps crop seeds sprout and improves the growth of roots, and the crop root nutrient product improves crop roots’ ability to absorb water and fertilizers and enhance crop resistance against drought, freezing, diseases, and stalk leaning. We believe, by using our regular crop nutrient together with our new products at different stages of crop growth, the combined effectiveness of our products will further enhance crop yield. We market our regular crop and animal products under the trade name “Shengmingsu” (“生命素” in Chinese means “Life Essential”). Our new products for crop seeds and roots are named “Zhongbaosheng” and “Qianggenbao” respectively. We produce our liquid crop nutrient products, including the newly launched crop seed product and crop root product, based on our proprietary formulae utilizing fulvic acid as the primary compound base and combining with various micro nutrients such as zinc and boron, macro nutrients like nitrogen, phosphorous and potassium (“NPK”) and other nutrients that are essential for the crop health. Our crop nutrient’s core fulvic acid compound improves crop yield by enhancing the absorption of fertilizers and micro nutrients. In addition, the micro nutrients and NPK included in our crop nutrient formula serve as supplements during key growth stages of crops. We believe that our crop nutrient products are particularly well-suited for use in China, which generally has highly degraded farming soil as a result of over-farming, decades of over-use of chemical fertilizers and less advanced farming practices compared with more developed nations. Our regular crop nutrient product is most commonly applied by directly spraying onto leaves of crops after dilution with water, and is typically used at certain critical growth stages of crops in addition to normal fertilizer application. Our crop seed nutrient product is used by soaking the seeds in our product after water dilution. Soaking time and proportions of water to product vary among different crops and users should follow our product specifications. At the time that a seeding crop is transplanted, our crop root nutrient is used by applying the product onto the crop roots after water dilution and blending with soil. After the transplant, the water-diluted crop root product is used to irrigate the crops at the roots. Soaking time and water-product proportions during and after transplanting varies and users should follow our product specifications.

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

Our powder animal nutrient product consists of our fulvic acid compound base, additional nutrients and Chinese herbs. Our animal products are currently targeted at and administered to dairy cows and other livestock through mixture with feeds.

Industry and Market Overview

China Agriculture Industry

Limited Arable Land

The long-term market growth of crop nutrient products in China is primarily driven by the need to improve crop yield to ensure sufficient food supply in view of limited per capita arable land in China. Currently, with only approximately 9% of the world’s arable land, China needs to feed 1.35 billion people, or approximately 19% of the world’s population. According to the National Population and Family Planning Commission of China, China’s population will reach 1.5 billion by 2030. Therefore, the country faces the challenge of producing additional food to feed the additional 200 million people within the next 20 years. This puts great pressure on China’s agricultural system to increase production output.

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

The market for our crop nutrient product is large and has attractive long-term growth prospects. China has 2.03 billion mu (each mu is equivalent to approximately 667 square meters) of arable land in total. Typically, each mu of arable land averagely requires more than 300 ml of our liquid crop nutrient product for one growing season. For the year of 2013, our crop nutrient product is estimated to have been used in approximately 6% of the arable land in China, assuming there is one and half growing season per annum on average for all the arable land across China.

Increasing Wealth is Expected to Increase Spending on Agricultural Products

As the economy grows and individual purchasing power expands in China, demand for more food products with higher quality is expected to increase. In China, huge reductions in poverty raised national average food consumption substantially, according to World Agriculture: towards 2015/2030, summary report by FAO of 2002. According to the Asian Development Bank, over 50% of China’s population is comprised of low income rural farmers. The government has pledged to narrow income gaps between urban and rural residents to tackle disparities in wealth levels. Farmers’ income achieved 10 consecutive years of fast growth since China’s reform and opening up, according to National Bureau of Statistics. The per-capita net income of rural residents reached RMB 8,896 (US$1,437) in 2013, up by 9.3% in real terms over the previous year. The figure is 1.6 percentage points higher than the GDP growth rate and 2.3 points higher than that of per capita disposable income of urban residents.

Government Support for the Agricultural Industry

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

In addition, agriculture continues to be a heavily invested sector in China. Brand name investors continue to invest into China’s agriculture industry because they have confidence in China’s long term outlook. The market volume for agricultural products is large, both for domestic sales and exports. This is driven by the growing domestic demand for higher quality food products and increased international reliance on food products from China. The No.1 central document of 2014 stated that, China should improve its national food security system, deepen rural land system reform and improve rural governance, while intensifying support and protection for agriculture and promoting financial support for rural areas.

China Fertilizer Industry

Food safety is a top concern for Chinese shoppers, especially regarding such produce as vegetables, meat, seafood, grain, cooking oils and dairy goods, according to a report from IPSOS, an international research company. The rise of green food industry in China is also increasing the demand for environmental friendly fertilizers. According to the China Green Food Development Center, a governmental agency, China’s domestic sales of green food increased at a compound annual growth rate of 18.1% from RMB60 billion in 2002 to RMB318 billion in 2012, and China’s exports of green food increased at a compound annual growth rate of 12.8%, from US$840 million in 2002 to US$2.8 billion in 2012. In March 2011, our crop nutrient product obtained the certificate of production material for green food which was issued by the China Green Food Development Center. We believe China’s domestic market for green food will continue to expand as individual purchasing power grows in China and our business will benefit from this growth.

China’s Dairy Market

The growth of China’s economy has led to growth in consumer demand for dairy products and China’s government has attached great importance to the development of this industry, particularly after a food safety incident in China involving milk adulterated with melamine was widely reported in the international media during 2008 and 2010. In recent decades, China’s dairy market has matured rapidly. It was recorded by People’s Daily Online on January 31, 2013 that the number of dairy cattle in China was over 14 million as of 2012. However, China’s annual per capita dairy consumption is significantly lower than developed countries. According to Hongbin Gao, the Chairman of Dairy Association of China, China’s annual per capita dairy consumption is 32.4 kilograms, which accounts for less than one third of the average consumption globally.

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

As of December 31, 2013, we sold our products primarily through 25 provincial-level distributors. There are 810 county-level distributors and 36,100 independently owned Branded Retailers across almost all provinces of China.

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

Brand name recognition supported by integrated marketing campaign. Both of our regular crop and animal nutrient products are marketed under the name “Shengmingsu” and we believe that our integrated marketing campaign has led to widespread recognition of our brand name by our end-customers.

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

Patented formulae and proprietary manufacturing processes for high-quality fulvic acid based nutrients backed by strong research and development platform.  Our products are based on patented formulae that combine a fulvic acid base with other macro and micro nutrients.  Our crop nutrient formula was designed to enhance crop yield by increasing absorption of fertilizer and micro nutrients and providing key micro nutrients and NPK in key growth stages of crops.  In addition, our engineers designed our manufacturing process to overcome technical barriers associated with the extraction of fulvic acid and the blending of our products on an industrial scale so that micro and macro nutrients in our products are water soluble and can be easily absorbed by crops after being sprayed on the leaves.  We have been granted nine 20-year invention patents by the State Intellectual Property Office in the PRC since 2005, which cover formulae for our various liquid crop nutrient products and powder animal nutrient product, as well as the manufacturing process for extraction and blending of our products.  In addition to seeking patent protection, we maintain proprietary know-how related to extraction and blending processes as trade secrets. Both of our crop and animal nutrient products are protected by invention patents in China. They also won the top award for consecutive years at China Yangling Agricultural Hi-Tech Fair, one of the most prestigious agriculture trade fairs in China.

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

Growth Strategies

Our strategic growth plan for 2014 consists of the following key elements.

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

Diversify product offering. We expect to offer new products in our distribution network, leveraging the strength of our channel and brand. In 2014, we are introducing a new water soluble humic acid product to diversify our product mix.

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

All of our operations are conducted through Yongye Nongfeng, and its 100% owned subsidiary Yongye Fumin. Pursuant to the terms of the CJV Agreement, we are entitled to 95% of the profits of Yongye Nongfeng and Inner Mongolia Yongye is entitled to 5%.  Zishen Wu, our chairman, president and chief executive officer, owns 95.0% of the outstanding equity interests of Inner Mongolia Yongye and, therefore, is entitled to a portion of the profits of Yongye Nongfeng that are attributed to Inner Mongolia Yongye. Mr. Wu is the chairman of Inner Mongolia Yongye.

The following chart reflects our current organizational structure as of the date hereof. The ownership percentages of Yongye Nongfeng are approximations.

*
Pursuant to the terms of the CJV Agreement, as amended, we are entitled to 95% of the profits distribution of Yongye Nongfeng and Inner Mongolia Yongye is entitled to 5%. In preparing the consolidated financial statements, Inner Mongolia Yongye was noncontrolling interest holder as of December 31, 2011, 2012 and 2013.

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

Recent Developments

On September 23, 2013, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Full Alliance International Limited, a British Virgin Islands company (“Holdco”), Yongye International Limited, an exempted company with limited liability incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of Holdco (“Parent”), and Yongye International Merger Sub Limited, a Nevada corporation and a wholly owned subsidiary of Parent (“Merger Sub”, together with the Company, Holdco and Parent, the “Parties” and any one of them a “Party”). Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, at the effective time of the merger, Merger Sub will be merged with and into the Company, the Company will become a wholly-owned subsidiary of Parent and each of the Company’s shares of common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive US$6.69 in cash without interest, except for (i) shares owned by Holdco, Parent and Merger Sub, including shares of common stock and Preferred Shares to be contributed to Parent by Holdco, Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA, immediately prior to the effective time of the merger pursuant to a contribution agreement, dated as of September 23, 2013, among Parent, Holdco, Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA (except that, with respect to Prosper Sino, only such shares designated as “Prosper Sino rollover shares” in the preliminary proxy statement in connection with the special meeting of stockholders will be contributed), and (ii) shares of common stock held by the Company or any subsidiary of the Company((i) and (ii) collectively, the “Excluded Shares”), which will be cancelled for no consideration and cease to exist as of the effective time of the merger. Currently, Holdco, Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA, collectively beneficially own approximately 33.1% of the Company’s outstanding shares of common stock, on an as converted basis.

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

The Company’s Board of Directors, acting upon the unanimous recommendation of a special committee of the Board of Directors comprised solely of independent and disinterested directors (the “Special Committee”), approved and adopted the Merger Agreement and recommended that the Company’s shareholders vote to approve the Merger Agreement. The Special Committee negotiated the terms of the Merger Agreement with the assistance of legal and financial advisors to the Special Committee.

The merger is subject to closing conditions including, but not limited to: (a) adoption of the Merger Agreement by the (i) affirmative vote of the holders of at least a majority of the issued and outstanding shares of common stock and preferred shares of the Company, voting together as a single class, with the number of votes the holders of preferred shares were entitled to vote equal to the number of shares of common stock into which such preferred shares were convertible, as determined in accordance with the articles of incorporation of the Company, (ii) affirmative vote or consent of the holders of at least a majority of the issued and outstanding preferred shares of the Company and (iii) affirmative vote of the holders of at least a majority of the issued and outstanding shares (other than the Excluded Shares); (b) the absence of any order, injunction or decree preventing or making illegal the consummation of the merger; (c) the truth and correctness of each Party’s representations and warranties at closing (subject to materiality qualifiers); (d) the compliance of each Party with its covenants in all material respects, and (e) the absence of any material adverse effect on the Company.

On January 3, 2014, the Company issued a press release announcing that it has established the close of business on January 10, 2014 as the record date for its special meeting of stockholders entitled to receive notice of and to vote at its upcoming special meeting of stockholders.

In connection with the special meeting of stockholders to approve the Merger Agreement, the Company filed a definitive proxy statement with the Securities and Exchange Commission (the "SEC") on January 9, 2014, and mailed the definitive proxy statement to its stockholders.

The Company’s special meeting of stockholders was held on February 19, 2014, and the stockholders approved the adjournment of the special meeting and the special meeting was adjourned until 2:00 p.m. China time, on March 5, 2014 at Jinshan Economic Development Zone, Hohhot City, Inner Mongolia, the People’s Republic of China. The special meeting was adjourned to provide the Company with additional time to solicit proxies from its stockholders in favor of the proposal to approve the Merger Agreement.

Subsequently, the adjourned special meeting of stockholders was held on March 5, 2014, and the proposal to approve the Merger Agreement did not receive approval from holders of at least a majority of the issued and outstanding shares of the Company (other than the Excluded Shares). The Merger Agreement was therefore not approved by the Company’s stockholders. The Merger Agreement has not yet been terminated.

Our Principal Products and Services

The base of our products is our own fulvic acid base compound, which is extracted from humic acid. Fulvic acid binds itself to and strengthens the cell walls of crop and cell membranes of animals, thereby increasing the ability of cells to retain vitamins and minerals and to fight sickness and disease. Fulvic acid also acts as a transport agent by delivering nutrients that stimulate cell growth, increasing oxygen intake into cells, and binding with and removing toxins such as heavy metals and other pollutants. These help with better nutrient uptake in crop and digestion in animals.

Liquid Crop Nutrient Product

Our liquid crop nutrient product consists of our fulvic acid compound base and nutrients that crops need to grow, and can be applied to various types of crops by spraying the liquid product directly on the crops after dilution with water, typically in conjunction with fertilizers and pesticides. We primarily sell our crop product by 100 milliliter bottle and 10 liter container. In 2012, we launched two new crop nutrient products, a crop seed nutrient product and a crop root nutrient product. The crop seed nutrient product helps crop seeds sprout and improves the growth of roots, and the crop root nutrient product improves crop roots’ ability to absorb water and fertilizers and enhance crop resistance against drought, freezing, diseases, and stalk leaning. Our new products for crop seeds and roots are named “Zhongbaosheng” and “Qianggenbao” respectively. We are also examining market opportunities for introducing diversified crop nutrient products targeted at corn, peppers, wheat, rice, cucumbers, tomatoes, cotton, potatoes, sunflowers, grapes, tropical fruits and flowers. We believe that when used correctly, our product can help farmers more efficiently use fertilizers and pesticides, which may reduce the farmers’ overall input costs and environmental damage to the farmers’ land.

Powder Animal Product

Our animal nutrient product is a powder which consists of our fulvic acid compound base and additional nutrients and Chinese herbs that reduce inflammation. Our animal products are currently targeted at and administered to dairy cows through mixture with feeds. We sell our animal product, which are mainly packaged in bags, with each bag containing twenty, 300 gram packets.

Our animal product’s ability to reduce inflammation makes it attractive to Chinese farmers because of the prevalence of mastitis among dairy cows, an inflammation of the teats that slows down milk production, which is common in the global dairy industry. The Chinese Journal of Veterinary Medicine has reported that, in China, 50-80% of the cows have some form of mastitis, which is typically treated with antibiotics according to the “Handbook of Organic Food Safety and Quality” (International Standard Book Number 0849391547). Although antibiotics can clear up bacterial infections when used correctly, overuse of antibiotics can lead to drug-resistant strains of bacteria and antibiotics kill healthy gut bacteria which is vital to a healthy immune system. Our animal product can help Chinese farmers reduce costs and problems associated with the use of antibiotics to treat mastitis.

Our internal studies show that administration of our animal product to cows’ increases milk production and milk quality, improves cows’ immunity, reduces mastitis, decreases the need for antibiotics, and improves cows’ digestion and growth rate.

We are evaluating the prospects for introducing animal products designed for other livestock.

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

Currently, our key raw materials for fulvic acid are lignite coal and humic acid purchased from third party suppliers, and the prices of lignite coal and humic acid are affected by factors such as market demand, quality and transportation cost. We also outsource fulvic acid extraction work to third party factories that use our raw materials and follow our manufacturing procedures. The humic acid we use comes from top grade lignite coal which is mined in Inner Mongolia and is typically sold on a per ton basis. We currently procure lignite coal from independent third party suppliers in Inner Mongolia for our manufacturing needs. Prior to 2011, the key raw material for our products was humic acid which was procured from third party suppliers. Upon the completion of our Wuchuan Facility at the end of 2010, we have been able to produce our products by extracting fulvic acid in-house from lignite coal and no longer completely rely on humic acid from intermediaries. Other raw materials used in our products include chemicals used in our extraction and blending processes as well as macro and micro nutrients.

Fluctuations in raw material costs will affect our cost of sales and gross profit margin, and we may not be able to pass such increased costs on to our distributors and then to our end customers.

Intellectual Property

Our products are based on patented formulae that combine a fulvic acid base with other macro and micro nutrients.  Our crop nutrient product formula was designed to enhance crop yield by increasing absorption of fertilizer and micro nutrients and providing key micro nutrients and NPK in key growth stages of crops.  In addition, our engineers designed our manufacturing process to overcome technical barriers associated with the extraction of fulvic acid and the blending of our products on an industrial scale so that micro and macro nutrients in our products are water soluble and can be easily absorbed by crops after being sprayed on the leaves.  We have been granted nine 20-year invention patents by the State Intellectual Property Office in the PRC since 2005, which cover formulae for our various liquid crop nutrient products and powder animal nutrient product, as well as the manufacturing process for extraction and blending of our products. In addition to seeking patent protection, we maintain proprietary know-how related to extraction and blending processes as trade secrets.

Packaging and Shipment

Our liquid crop product is primarily packaged in 100 milliliter bottles and 10 liter containers. Our powder animal product is mainly packaged in bags, with each bag containing twenty 300 gram packets. Each type of packaging material, along with packaging labels, are purchased from several separate manufacturers as these packaging materials are readily available in the market.

After packaging our products at our manufacturing facility, we engage third parties to ship them to our distributors and we bear the risk of loss until our products are received by our distributors.

Quality Control

We have implemented and maintain strict quality control procedures. In July 2007, Inner Mongolia Yongye received ISO 9001:2000 accreditation after a third party audit of its quality control procedures at its manufacturing facility. In the Restructuring, Inner Mongolia Yongye transferred its manufacturing facility and personnel to Yongye Nongfeng. Yongye Nongfeng and Yongye Fumin both received ISO 9001:2000 accreditation following a similar third party audit.

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

We have two production facilities in Hohhot City, Inner Mongolia, with one located in Jinshan Industrial Park (the “Jinshan Facility”) and one in Wuchuan County (the “Wuchuan Facility”).  Prior to the fourth quarter of 2010, the Jinshan Facility was our sole manufacturing facility and the Jinshan Facility uses purchased humic acid as the key raw material to produce our products.  Our Wuchuan Facility was completed in the fourth quarter of 2010 and directly utilizes lignite coal as the key raw material to produce fulvic acid and bypasses intermediaries from whom we used to purchase humic acid. Our Wuchuan Facility also use fulvic acid from third party factories to which we outsourced extraction work. Those third party factories perform extraction work by using our raw materials and following our manufacturing instructions.

Currently, we procure lignite coal from independent third party suppliers in Inner Mongolia.  In March 2010, in order to secure a long-term supply of humic acid, we entered into an agreement to acquire a mineral resource project in Wuchuan County, Inner Mongolia.  In August 2011, Yongye Fumin, our wholly-owned subsidiary, obtained a Mineral Resource Exploration Permit for this project site in Wuchuan County, Inner Mongolia, which was issued by the Inner Mongolia Ministry of Land and Resources. Such approval granted us exclusive exploration rights for this project site for an initial period of three years beginning August 2, 2011.  We are in the process of applying for the governmental approval for the Mineral Right and are preparing for the relevant reports, including but not limited to a Geological Report and a Geological Exploration Report. In June 2012, we commenced a detailed exploration process to obtain a Geological Exploration Report. The detailed exploration process has not been completed. If we cannot receive the report before the exploration right expires, we would apply for an extension from the local authority. We believe the costs to be incurred in completing the remaining administrative procedures and obtaining government approvals are not significant. Upon the granting of the Mineral Right, we will be able to further vertically integrate our operations.

In the third quarter of 2012, our Wuchuan Facility increased its manufacturing capacity. After the capacity expansion, we now have a total of approximately 70,000 tons of combined annual design production capacity at our Wuchuan and Jinshan Facilities.

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

For the year ended December 31, 2013, our actual production output for liquid crop nutrient product was 53,789 tons and the actual output for powder animal nutrient was 1,479 tons.  We may continue to expand our production capacity as required to respond to increasing demand for our products in the future.

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

As of December 31, 2013, our products were sold in 30 provinces, autonomous regions and centrally-administered municipalities across China. We sell our products to 25 provincial-level distributors, who then sell our products to 810 county-level distributors and 36,100 Branded Retailers. Our multi-tiered distribution model allows us to penetrate the vast and highly fragmented rural area of China by utilizing our internal sales team to manage and leverage thousands of sales personnel at our provincial-level distributors, county-level distributors and Branded Retailers. Our internal sales team actively manages our multi-tier distribution network by participating in major distributor sales activities and providing training presentations and seminars.

Below is a table setting forth the expansion of our Branded Retailer network.

Branded Retailer by Region	Year End 2013	Year End 2012	Year End 2011

Hebei/Beijing/Tianjin	4,660	4,578	3,935
Inner Mongolia	1,255	1,136	765
Shandong	3,455	3,434	3,358
Guangdong/Hainan	1,414	1,306	941
Henan	2,991	2,889	2,456
Heilongjiang/Jilin/Liaoning	2,599	2,533	2,180
Xinjiang	2,556	2,437	2,097
Hubei/Hunan	3,240	3,240	2,978
Gansu/Qinghai	869	865	920
Jiangsu	2,492	2,447	1,936
Shanxi	1,803	1,745	1,310
Anhui	1,508	1,494	1,420
Shaanxi	1,766	1,691	1,491
Sichuan/Chongqing	1,125	1,105	1,044
Jiangxi/Fujian	1,417	1,346	1,006
Yunnan/Guizhou	1,535	1,418	1,076
Zhejiang	519	510	252
Guangxi	520	508	472
Ningxia	368	368	441
Shanghai	8	8	8
Total	36,100	35,058	30,086

Customers

Since our inception, we have worked to build and maintain our sales and distribution networks. We have established good relationships with capable agricultural products distributors.

We usually sign three year contracts with distributors that we identify and choose based upon their overall business strength, credit worthiness and proven ability to develop their local markets. We generally renew those contracts with distributors before expiration.

Competition

While we compete with both nationwide and local manufacturers of humic or fulvic acid crop nutrients, we believe that we are a clear market leader. The Chinese agriculture industry and the retail market for agricultural goods are highly fragmented. As at the end of January 2014, there were more than 5,600 fertilizer products registered in the PRC Ministry of Agriculture’s registry. We mainly compete directly with producers of humic or fulvic acid based products, of which there were around 1,200 registered as at the end of January 2014.

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

We are currently researching and market testing various customized products for crop and animals and our research and development expenses mainly consisted of field test expenses for new products, tests on different crops and tests in various geographic markets. We have already officially introduced two new products to the market in the first quarter of 2012. One new product is to help crop seeds to sprout and grow, and the other is to improve crop roots’ ability to absorb water and fertilizers and to enhance crop resistance against drought, freezing, diseases, and stalk leaning. We are market testing a new water soluble humic acid product to help improve crop yield. We are also examining market opportunities for introducing liquid crop nutrient products specifically targeted at corn, peppers, wheat, rice, cucumbers, tomatoes, cotton, potatoes, sunflowers, grapes, tropical fruits and flowers, though no assurance can be given that we will ultimately bring to market the products that we are currently researching or market testing. As to animal products, we are market testing the products used for livestock such as pig, chickens and sheep.

Intellectual Property

Our products are based on patented formulae that combine a fulvic acid base with other macro and micro nutrients.  Our formulations were designed to enhance crop yield by increasing absorption of fertilizer and micro nutrients and providing key micro nutrients and NPK in key growth stages of crops.  In addition, our engineers designed our manufacturing process to overcome technical barriers associated with the extraction of fulvic acid and the blending of our products on an industrial scale so that micro and macro nutrients in our products are water soluble and can be easily absorbed by crops after being sprayed on the leaves.  We have been granted nine 20-year invention patents by the State Intellectual Property Office in the PRC since 2005, which cover formulae for our liquid crop nutrient product and powder animal nutrient product, as well as the manufacturing processes for extraction and blending of our products.  In addition to seeking patent protection, we maintain proprietary know-how related to extraction and blending processes as trade secrets.

We have obtained a registered trademark for “Yongye”,“Shengmingsu”, “Zhongbaosheng” and “Qianggenbao” from the Trademark Bureau of the State Administration of Industry and Commerce of the PRC, which is valid till October 2017, April 2020, July 2023, and July 2023, respectively.

In addition to trademark and patent protection law in China, we rely on contractual confidentiality and non-competition provisions to protect our intellectual property rights and brand. We also take further steps to limit the number of people involved in the production process and refer to each ingredient by number rather than name when collecting and preparing them for mixture.

Employees

The table below presents the number of our employees as of the end of the periods indicated.

Category	2013	2012	2011

Administration	85	91	86
Manufacturing	326	325	302
Research & Development	36	38	43
Sales & Supporting	105	117	140
Total	552	571	571

Compared with 2012, the number of administration and sales & supporting staff decreased by 6 and 12 respectively at the year end of 2013, as we optimized administration structure during 2013 and kept less temporary sales staff during the non-peak season at year end 2013.

Governmental Regulation

Our products and services are subject to regulation by central and provincial governmental agencies in the PRC, which require us to obtain licenses and certifications. We are required to renew, pass an examination or make a filing in connection with these licenses and certifications on a regular basis.

Business License

Yongye Nongfeng’s business license enables it to research, develop, process, manufacture, market and sell fulvic acid based crop and animal nutrient products. The business license is valid till January 4, 2018 and is subject to annual examination. In September 2011, Yongye Nongfeng increased its registered capital to US$123,200,000. Yongye Fumin’s business license enables it to research, develop, process, manufacture, market and sell fulvic acid based crop and animal nutrient products, and soil conditioner. The business license is valid till July 19, 2020.

Fertilizer Registration

All fertilizers produced in the PRC must be registered with the PRC Ministry of Agriculture or its local branches at a provincial level. No fertilizer can be manufactured without such registration. As part of the Restructuring process, Yongye Nongfeng applied for its initial fertilizer registration certificate in May 2009 and received it on June 1, 2009. On November 4, 2009, the long-term certificate with a five-year term was issued to Yongye Nongfeng which is expected to be renewed in 2014. Fumin obtained temporary certificate which is expected to be renewed in September 2014.

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

On or about October 18, 2012 and October 22, 2012, five shareholder class action complaints were filed against the Company and certain officers and directors thereof in connection with the preliminary, non-binding proposal letter dated October 15, 2012, from Mr. Zishen Wu, MSPEA and Abax Global Capital (Hong Kong) Limited, to acquire all outstanding shares of common stock of the Company not already owned by those parties, in a going private transaction for $6.60 per share of common stock in cash, subject to certain conditions (the “ Wu Proposal ”). The five complaints are captioned, respectively, Doherty v. Yongye International, Inc., et al., A-12-670343-C; Kirby v. Zishen Wu, et al. , A-12-670468-C; Calisti v. Zishen Wu, et al., Case No. A-12-670758-B; Kong, et al. v. Zishen Wu, et. al., Case No. A-12-670874-B; and Harris v. Yongye International, Inc., et al. , Case No. A-12-670817-B. Each of the  complaints was filed in Nevada state court in the District Court, Clark County, and each challenged the Wu Proposal, alleging among other things, that the consideration to be paid in such proposal was inadequate, as was the process by which the proposal was being evaluated. The complaints sought, among other relief, to enjoin defendants from consummating the Wu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of all of the Company’s shareholders. On or about March 5, 2013, the plaintiff in the Doherty case filed a notice of voluntary dismissal. By stipulation and order, filed on April 23, 2013, the remaining cases were consolidated for all purposes under the caption In re Yongye International, Inc. Shareholders’ Litigation, Case No. A-12-670468-B (the “Consolidation Order”). Under the Consolidation Order, the plaintiffs were directed to file a consolidated complaint within 20 days of the announcement of a definitive merger agreement entered into in connection with any proposed going private transaction. On October 18, 2013 the parties stipulated, and the Court ordered, that the plaintiffs would file the consolidated complaint within 14 days of the filing of the preliminary proxy statement (the “Consolidation Stipulation”). The preliminary proxy statement was filed on October 28, 2013, and the consolidated complaint was filed on November 7, 2013. The consolidated complaint alleges, among other things, that consideration to be paid under the merger agreement is inadequate, that the process leading to the merger agreement was flawed, and that the defendants failed to include all material information in the Proxy Statement.

By stipulation and order filed on December 13, 2013, the defendants’ time to answer or otherwise respond to the consolidated complaint was adjourned until if and after the transaction contemplated in the merger agreement were to close. On December 23, 2013, the plaintiffs filed a motion to preliminarily enjoin the stockholder vote. The motion was heard on January 27, 2014, and on February 19, 2014 the court issued an order denying the plaintiffs’ motion.

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

There is no private ownership of land in China. All land ownership is held by the government of the PRC, its agencies and collectives. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (the State Land Administration Bureau) upon payment of the required land transfer fee. Yongye Nongfeng owns the land use rights for the land on which our manufacturing facilities, greenhouses and open field are situated, which have a term of 50 years that expires in 2057. We lease our principal executive offices under a lease that provides for one year term.

Executive Office

Our principal executive office is located on the 6th Floor, Suite 608, at Xue Yuan International Tower, No. 1 Zhichun Road, Haidian District, Beijing, the PRC. Our telephone number at that address is 86-10-8232-8866. Our corporate website is www.yongyeintl .com.

Executive Officers of Our Company

Because the Proxy Statement for our Annual Meeting of Shareholders will not contain information with respect to all executive officers of Yongye, set forth below is the information with respect to our executive officers:

Name	Age	Position
Zishen Wu	45	Chief Executive Officer, President and Chairman
Sam (Yue) Yu	38	Chief Financial Officer

Zishen Wu, Chief Executive Officer, President and Chairman

Mr. Wu is CEO and Chairman of the Board of Directors of the Company and Yongye Nongfeng. Mr. Wu began his career as an official at the State Planning Department in Inner Mongolia from 1984 to 1988. From 1989 to 2000, Mr. Wu worked at Inner Mongolia Constructional Consulting and Investment Co., Ltd., a business entity managing state-owned assets in Inner Mongolia. He also served as directors on the boards of several state-owned companies in textile, dairy and agriculture industries. In 2001, Mr. Wu founded Yongye Technology Company in Inner Mongolia, an entity that distributed consumer electronics. In 2003, Mr. Wu founded Inner Mongolia Yongye Biotechnology Co., Ltd, an entity that engages in business in agriculture industry. Mr. Wu was General Manager of Inner Mongolia Yongye Biotechnology Co., Ltd. from January 2003 to December 2007. Mr. Wu currently is a senior economist and Vice Chairman of Inner Mongolia Federation of Industry and Commerce. Mr. Wu has an EMBA degree from School of Management of Fudan University. We believe that Mr. Wu’s knowledge of the nutrient industry in the PRC brings a unique expertise to the Board of Directors.

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

In 2013, 2012 and 2011, sales of our liquid crop nutrient product represented 99%, 99% and 99% of our total sales, respectively. If there is any disruption in the demand for our liquid crop nutrient product, whether as a result of alternative nutrient or fertilizer products being developed, the entry of significant competitors to the marketplace or otherwise, our business, financial condition and results of operations could be materially and adversely affected.

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

The cooperative joint venture contracts are governed under PRC law. Accordingly, this agreement would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States.  As a result, uncertainties in the PRC legal system could limit our ability to enforce the cooperative joint venture contract. In the event we are unable to enforce the cooperative joint venture contract, we may not be able to exert effective control over our operating entities, and our ability to conduct our business may be negatively affected.

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

We derive our revenues from the sale of products through our distributors and are subject to counterparty risks such as our distributors’ inability to pay. We provide credit terms of six months to all of our approved distributors. The credit period we grant and our credit policies are generally in line with market practice. Under our payment terms, we typically allow our distributors to pay the total purchase price within six months after the receipt of our products. Our peak selling seasons are normally the second quarter and the third quarter, accounting for 70%-80% of our full year sales. Payments for most of our sales made during peak seasons are generally collected in the fourth quarter and the first quarter of the following year. As of December 31, 2013 and 2012, our accounts receivable amounted to US$334.1 million and US$293.6 million, respectively

Past due balances are reviewed individually for collectability. During the year ended December 31, 2013, the entire accounts receivable as of December 31, 2012, including all the past due accounts as of December 31, 2012, were collected. We determine the adequacy of the allowance for doubtful accounts by considering the amount of historical losses adjusted to take into account current market conditions and the distributors’ financial condition, the amount of receivables in dispute and past due, the accounts receivables aging and distributors’ repayment patterns. Of the US$343.5 million of our gross accounts receivable as of December 31, 2013, US$124.1million of our accounts receivable were past our six-month credit term, representing 36.2% of total gross account receivable balance as of December 31, 2013 and 18.7% of our sales in 2013. We provided for allowance for doubtful accounts in the amount of US$9.3million, taking into account current market conditions, customers’ financial condition, the accounts receivable ageing and the customers’ repayment patterns.

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

In 2010, we entered into an agreement with WuchuanShuntong to acquire the permit for the rights to explore, develop and produce mineral resources in a certain area of Wuchuan County. The cash consideration of the permit was approximately RMB240 million or US$35 million. The permit allows us to complete all necessary administrative procedures and obtain government approvals to acquire the permit for the rights to explore, develop and produce humic acid bearing resources (“Mineral Rights”). We believe that the Mineral Rights will allow us to secure a long term supply of humic acid, which is a major raw material used in the manufacture of our products. In August 2011, Yongye Fumin, our wholly-owned subsidiary, obtained a Mineral Resource Exploration Permit for this project site in Wuchuan County, Inner Mongolia, which was issued by the Inner Mongolia Ministry of Land and Resources. Such approval granted us exclusive exploration rights for this project site for an initial period of three years beginning August 2, 2011.  We are in the process of applying for the governmental approval for the Mineral Rights to develop and produce the mineral resources and are preparing for the relevant reports, including but not limited to a Geological Report and Geological Exploration Report. We engaged a third party mineral exploration institute to assist us in obtaining the Geological Exploration Report which is still in progress. However, we cannot assure you that we can obtain the Mineral Rights to develop and produce the mineral resources in a timely manner, if at all. Factors outside our control include adverse weather and timing of obtaining governmental approvals. Furthermore, the nature and amount of the mineral resources in the Wuchuan project may not be the same as analyzed in the third-party preliminary reports obtained by us in 2009, and our supply of humic acid will be dependent upon market availability. If we are unable to obtain adequate quantities of raw materials at economically viable prices which meet our specifications, our financial condition and results of operation could be adversely affected.

If we cannot renew our fertilizer registration certificate, we will be unable to sell our products which will cause our sales revenues to significantly decrease.

All fertilizers produced in the PRC must be registered with the PRC Ministry of Agriculture or its local branches at a provincial level. No fertilizer can be manufactured without such registration. As part of the Restructuring process, Yongye Nongfeng applied for its initial fertilizer registration certificate in May 2009 and received it on June 1, 2009. On November 4, 2009, the long-term certificate with a five-year term was issued to Yongye Nongfeng. In June, 2013, Yongye Fumin obtained temporary certificate which is expected to be renewed in September, 2014.

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

MSPEA currently owns 100% of the outstanding convertible preferred stock and approximately 4.4% of our common stock. In addition, pursuant to certain rights granted to it under the Certificate of Designation, so long as MSPEA and its affiliates continue to own 25% of the convertible preferred stock initially issued to it, the holders of at least a majority of the shares of the convertible preferred stock have the right to designate one of the directors on our board of directors and have the ability to veto certain of our corporate actions or material transactions under some circumstances. As a result, MSPEA has significant influence over our business.

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

To date, we have received nine patents for our crop and animal products with the State Intellectual Property Office of the PRC. We have obtained a registered trademark for “Yongye” from the Trademark Office of the State Administration of Industry and Commerce of the PRC (“CTMO”). We have obtained CTMO approval for the trademark “Shengmingsu”,“Zhongbaosheng” and“Qianggenbao” which is valid till April 2020 July 2023, and July 2023, respectively. In addition, we rely on trade secret protection for our proprietary process of extracting fulvic acid from humic acid and creating the base fulvic acid compound used in both our crop (liquid form) and animal nutrient (powder form) products. However, we cannot predict the degree and range of protection patents, trademarks and trade secrets will afford us against competitors. Third parties may find ways to invalidate or otherwise circumvent our patents, proprietary technology and trademark. Third parties may attempt to obtain patents claiming aspects similar to our patent and trademark applications. If we need to initiate litigation or administrative proceedings to protect our rights, such actions may be costly and may divert management attention as well as expend other resources which could otherwise have been devoted to our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, historically, implementation of PRC intellectual property-related laws has been lacking, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries, which increases the risk that we may not be able to adequately protect our intellectual property rights.

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

Our reliance on third party vendors for certain production capacity could harm our business by adversely affecting product availability, delivery, reliability, and cost.

From time to time, we outsource certain aspects of our product manufacturing to third party factories.  While these relationships generate cost efficiencies, they reduce our direct control over production. Our increasing reliance on these vendors subjects us to a greater risk of product shortages and reduced control over delivery schedules of products, as well as a greater risk of increases in costs. Any disruption in product availability from these third parties could harm our financial performance and our ability to satisfy customer and distributor needs. In addition, defective parts and products from these vendors could reduce product reliability and harm our reputation.

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

All of our crop and animal nutrient products are currently manufactured in our production facility in Inner Mongolia, China. Our operations could be interrupted by fire, drought, flood, earthquake and other events beyond our control. In addition, in recent months there has been increasing social unrest in Inner Mongolia. This social unrest has led to protests, demonstrations and violence. Any disruption of the operations in our production facility, due to environmental causes, social unrest or other events beyond our control, would have a significant negative impact on our ability to manufacture and deliver products. We could be unable to outsource our production on terms favorable to us, if at all. Failure to replace any lost production capability would cause a potential diminution in sales, the cancellation of orders, loss of valuable employees, damage to our reputation and potential lawsuits.

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

Our reporting currency is the U.S. dollar and our operating subsidiaries in China use RMB as their functional currency. Substantially all of our revenue and expenses are in Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. From 1994 to 2005, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the PRC Government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 36% appreciation of the Renminbi against the U.S. dollar between July 21, 2005 and December 31, 2013.

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

In addition, SAFE has, from time to time, issued updated internal implementing rules, or Implementing Rules, in relation to Notice 75. New Implementing Rules became effective on July 1, 2011. Such Implementing Rules provide more detailed provisions and requirements regarding the overseas investment foreign exchange registration procedures. However, even with the promulgation of the new Implementing Rules there still exist uncertainties regarding the SAFE registration for PRC residents’ interests in overseas companies.

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

The rate of income tax on companies in China may vary depending on the availability of preferential tax treatment or subsidies based on their industry or location. The PRC government promulgated on March 16, 2007 the new Enterprise Income Tax Law, (“EIT Law”), and it’s implementing rules, which became effective January 1, 2008. Pursuant to the new law, the enterprise income tax of 25% shall be applied to any enterprise. However, Yongye Nongfeng received a High-Tech Enterprise Certificate which entitles it to a preferential tax rate of 15% for three years starting from January 1, 2010. The certificate was renewed in 2013 which enables it to continue to enjoy the preferential tax rate of 15% from 2013 to 2015. There is no assurance we can further reapply our High-Tech Enterprise Certificate after it expires or if any new law may change the preferential treatment granted to us. Any loss or substantial reduction of the tax benefits enjoyed by us would reduce our net profit and have a material adverse effect on our financial condition and results of operations.

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

Since our inception, we have benefitted from an exemption to the collection of Value Added Tax ("VAT") in the PRC. If there is a change in applicable tax laws in the PRC or if local tax authorities require us to pay VAT, we might not have the ability to pass the VAT on to our distributors and our margin would be negatively impacted.

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

Risks Related to our Securities

The transaction with respect to the Wu Proposal made by Mr. Wu, Full Alliance, MSPEA, Abax and certain of their affiliates, was not approved by our stockholders. This may have an adverse effect on the market price of our common stock.

On September 23, 2013, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Full Alliance International Limited, a British Virgin Islands company (“Holdco”), Yongye International Limited, an exempted company with limited liability incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of Holdco (“Parent”), and Yongye International Merger Sub Limited, a Nevada corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, at the effective time of the merger, Merger Sub will be merged with and into the Company, the Company will become a wholly-owned subsidiary of Parent and each of the Company’s shares of common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive US$6.69 in cash without interest, except for (i) shares owned by Holdco, Parent and Merger Sub, including shares of common stock and Preferred Shares to be contributed to Parent by Holdco, Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA, immediately prior to the effective time of the merger pursuant to a contribution agreement, dated as of September 23, 2013, among Parent, Holdco, Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA (except that, with respect to Prosper Sino, only such shares designated as “Prosper Sino rollover shares” in the preliminary proxy statement in connection with the special meeting of stockholders will be contributed), and (ii) shares of common stock held by the Company or any subsidiary of the Company ((i) and (ii) collectively, the “Excluded Shares”), which will be cancelled for no consideration and cease to exist as of the effective time of the merger.

On January 3, 2014, the Company issued a press release announcing that it has established the close of business on January 10, 2014 as the record date for its special meeting of stockholders entitled to receive notice of and to vote at its upcoming special meeting of stockholders.

In connection with the special meeting of stockholders to approve the Merger Agreement, the Company filed a definitive proxy statement with the Securities and Exchange Commission (the "SEC") on January 9, 2014, and mailed the definitive proxy statement to its stockholders.

The Company’s special meeting of stockholders was held on February 19, 2014, and the stockholders approved the adjournment of the special meeting and the special meeting was adjourned until 2:00 p.m. China time, on March 5, 2014 at Jinshan Economic Development Zone, Hohhot City, Inner Mongolia, the People’s Republic of China. The special meeting was adjourned to provide the Company with additional time to solicit proxies from its stockholders in favor of the proposal to approve the Merger Agreement.

Subsequently, the adjourned special meeting of stockholders was held on March 5, 2014, and the proposal to approve the Merger Agreement did not receive approval from holders of at least a majority of the issued and outstanding shares of the Company (other than the Excluded Shares). The Merger Agreement was therefore not approved by the Company’s stockholders. The Merger Agreement has not yet been terminated.

The outcome of the Merger Agreement and the ongoing litigation arising from the Wu Proposal and the Merger Agreement may have an adverse effect on our financial performance and the market price of our common stock.

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

On or about October 18, 2012 and October 22, 2012, five shareholder class action complaints were filed against the Company and certain officers and directors thereof in connection with the preliminary, non-binding proposal letter dated October 15, 2012, from Mr. Zishen Wu, MSPEA and Abax Global Capital (Hong Kong) Limited, to acquire all outstanding shares of common stock of the Company not already owned by those parties, in a going private transaction for $ 6.60 per share of common stock in cash, subject to certain conditions (the “Wu Proposal”). The five complaints are captioned, respectively, Doherty v. Yongye International, Inc., et al., A-12-670343-C; Kirby v. Zishen Wu, et al. , A-12-670468-C; Calisti v. Zishen Wu, et al., Case No. A-12-670758-B; Kong, et al. v. Zishen Wu, et. al., Case No. A-12-670874-B; and Harris v. Yongye International, Inc., et al. , Case No. A-12-670817-B. Each of the complaints was filed in Nevada state court in the District Court, Clark County, and each challenged the Wu Proposal, alleging among other things, that the consideration to be paid in such proposal was inadequate, as was the process by which the proposal was being evaluated. The complaints sought, among other relief, to enjoin defendants from consummating the Wu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of all of the Company’s shareholders. On or about March 5, 2013, the plaintiff in the Doherty case filed a notice of voluntary dismissal. By stipulation and order, filed on April 23, 2013, the remaining cases were consolidated for all purposes under the caption In re Yongye International, Inc. Shareholders’ Litigation, Case No. A-12-670468-B (the “Consolidation Order”). Under the Consolidation Order, the plaintiffs were directed to file a consolidated complaint within 20 days of the announcement of a definitive merger agreement entered into in connection with any proposed going private transaction. On October 18, 2013 the parties stipulated, and the Court ordered, that the plaintiffs would file the consolidated complaint within 14 days of the filing of the preliminary proxy statement (the“Consolidation Stipulation”). The preliminary proxy statement was filed on October 28, 2013, and the consolidated complaint was filed on November 7, 2013. The consolidated complaint alleges, among other things, that consideration to be paid under the merger agreement is inadequate, that the process leading to the merger agreement was flawed, and that the defendants failed to include all material information in the Proxy Statement. By stipulation and order filed on December 13, 2013, the defendants’ time to answer or otherwise respond to the consolidated complaint was adjourned until if and after the transaction contemplated in the merger agreement were to close.  On December 23, 2013, the plaintiffs filed a motion to preliminarily enjoin the stockholder vote.  The motion was heard on January 27, 2014, and on February 19, 2014 the court issued an order denying the plaintiffs’ motion. The Company has reviewed the allegations contained in the consolidated complaint and believes they are without merit. The Company intends to defend the litigation vigorously.

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

Our independent registered public accounting firm’s audit documentation related to their audit reports included in this annual report may be located in the Peoples’ Republic of China. The Public Company Accounting Oversight Board currently cannot inspect audit documentation located in China and, as such, you may be deprived of the benefits of such inspection.

Our independent registered public accounting firm that issues the audit reports included in our annual reports filed with the U.S. Securities and Exchange Commission, as auditors of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”), is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the applicable laws of the United States and professional standards. Our operations are principally conducted in the Peoples’ Republic of China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities. Accordingly, any audit documentation located in China related to our independent registered public accounting firm’s reports included in our filings with the U.S. Securities and Exchange Commission is not currently inspected by the PCAOB.

Inspections conducted by the PCAOB outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating audit documentation located in China and its related quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections. In December 2012, the SEC brought administrative proceedings against five accounting firms in China, including our independent registered public accounting firm, alleging that they had refused to produce audit work papers and other documents related to certain China-based companies under investigation by the SEC for potential accounting fraud. On January 22, 2014, an initial administrative law decision was issued, censuring these accounting firms and suspending four of the five firms from practicing before the SEC for a period of six months. The decision is neither final nor legally effective unless and until reviewed and approved by the SEC. These accounting firms have the ability to appeal and the four firms which are subject to the six-month suspension from practicing before the SEC have filed a petition for review of the decision. The sanction will not become effective until after a full appeal process is concluded and a final decision is issued by the SEC. The accounting firms can also further appeal the final decision of the SEC through the federal appellate courts. We are not involved in the proceedings brought by the SEC against the accounting firms. However, our independent registered public accounting firm is one of the four accounting firms subject to the six-month suspension from practicing before the SEC in the initial administrative law decision. We may therefore be adversely affected by the outcome of the proceedings, along with other U.S.-listed companies audited by these accounting firms. We cannot predict the outcome of this matter or the effect it may have on our ability to make timely filings with the SEC.

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

ITEM 3. Legal Proceedings

On or about October 18, 2012 and October 22, 2012, five shareholder class action complaints were filed against the Company and certain officers and directors thereof in connection with the preliminary, non-binding proposal letter dated October 15, 2012, from Mr. Zishen Wu, MSPEA and Abax Global Capital (Hong Kong) Limited, to acquire all outstanding shares of common stock of the Company not already owned by those parties, in a going private transaction for $ 6.60 per share of common stock in cash, subject to certain conditions (the “Wu Proposal”). The five complaints are captioned, respectively, Doherty v. Yongye International, Inc., et al., A-12-670343-C; Kirby v. Zishen Wu, et al. , A-12-670468-C; Calisti v. Zishen Wu, et al., Case No. A-12-670758-B; Kong, et al. v. Zishen Wu, et. al., Case No. A-12-670874-B; and Harris v. Yongye International, Inc., et al. , Case No. A-12-670817-B. Each of the complaints was filed in Nevada state court in the District Court, Clark County, and each challenged the Wu Proposal, alleging among other things, that the consideration to be paid in such proposal was inadequate, as was the process by which the proposal was being evaluated. The complaints sought, among other relief, to enjoin defendants from consummating the Wu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of all of the Company’s shareholders. On or about March 5, 2013, the plaintiff in the Doherty case filed a notice of voluntary dismissal. By stipulation and order, filed on April 23, 2013, the remaining cases were consolidated for all purposes under the caption In re Yongye International, Inc. Shareholders’ Litigation, Case No. A-12-670468-B (the “Consolidation Order”). Under the Consolidation Order, the plaintiffs were directed to file a consolidated complaint within 20 days of the announcement of a definitive merger agreement entered into in connection with any proposed going private transaction. On October 18, 2013 the parties stipulated, and the Court ordered, that the plaintiffs would file the consolidated complaint within 14 days of the filing of the preliminary proxy statement (the“Consolidation Stipulation”). The preliminary proxy statement was filed on October 28, 2013, and the consolidated complaint was filed on November 7, 2013. The consolidated complaint alleges, among other things, that consideration to be paid under the merger agreement is inadequate, that the process leading to the merger agreement was flawed, and that the defendants failed to include all material information in the Proxy Statement. By stipulation and order filed on December 13, 2013, the defendants’ time to answer or otherwise respond to the consolidated complaint was adjourned until if and after the transaction contemplated in the merger agreement were to close.  On December 23, 2013, the plaintiffs filed a motion to preliminarily enjoin the stockholder vote.  The motion was heard on January 27, 2014, and on February 19, 2014 the court issued an order denying the plaintiffs’ motion.

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

Part II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on The NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “YONG”. Between April 30, 2008 and September 3, 2009, our common stock was quoted on the OTC Bulletin Board (“OTCBB”) under the trading symbol “YGII.OB”. Until April 29, 2008, our common stock was traded under the symbol “GDTN.OB”. The closing price for our common stock on NASDAQ on March 6, 2014 was US$5.62 per share.

The following table sets forth the high and low sales prices for our common stock in the last two fiscal years, as reported by NASDAQ for the periods indicated.

Year	Period	High		Low

2011	First Quarter	US$	8.58	US$	5.70

	Second Quarter		6.11		3.52

	Third Quarter		6.13		4.01

	Fourth Quarter		5.67		3.52

2012	First Quarter	US$	4.47	US$	3.11

	Second Quarter		3.52		2.71

	Third Quarter		4.62		3.04

	Fourth Quarter		5.83		4.57

2013	First Quarter	US$	5.98	US$	5.32

	Second Quarter		5.86		4.83

	Third Quarter		6.34		5.29

	Fourth Quarter		6.51		6.15

Holders

As of March 6, 2014, there were approximately 9 record holders of Company common stock and 1 record holder of Company preferred stock.

Dividends

We have not paid any cash dividends on shares of our common stock and do not plan to do so in the near future. We currently plan to retain future earnings to fund the development and growth of our business. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors.

Equity Compensation Plan Information

During the year ended December 31, 2013, no compensation plan has been effective or approved for issuance.

Purchases of Equity Securities by Our Company and Affiliated Purchasers

During the year ended December 31, 2013, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

Recent Sales of Unregistered Securities

We have reported all sales of our unregistered equity securities that occurred during 2013 in our Reports on Form 10-Q or Form 8-K, as applicable.

ITEM 6. Selected Financial Data

The following table sets forth selected financial data as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009. We derived the selected financial data from our financial statements for those periods. The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	As of and For the year ended
	December 31,		December 31,		December 31,		December 31,		December 31,
	2013		2012		2011		2010		2009
Income Statement Data :
Sales	US$	661,881,100	US$	442,986,604	US$	390,379,489	US$	214,091,716	US$	98,092,842
Cost of sales		256,962,530		180,614,350		162,078,410		94,833,834		45,989,386
Selling expenses		148,967,729		104,036,345		73,886,542		40,612,300		14,720,657
General and administrative expenses		19,063,800		14,123,521		35,694,045		13,994,936		4,289,488
Earnings before income tax expenses		213,384,086		121,837,136		108,199,751		62,199,838		7,497,312
Income tax expenses		33,350,985		22,803,881		18,407,554		10,867,857		4,997,105
Net income		180,033,101		99,033,255		89,792,197		51,331,981		2,500,207

Net income per share of common stock::
Basic	US$	2.93	US$	1.62	US$	1.57	US$	1.05	US$	0.07
Diluted	US$	2.93	US$	1.62	US$	1.55	US$	1.05	US$	0.07

Weighted average shares used in computation:
Basic		50,681,435		49,645,273		49,055,252		46,119,772		31,324,830
Diluted		50,681,435		49,645,273		49,161,073		46,308,924		31,324,830
Balance Sheet Data:
Total assets	US$	896,559,205	US$	623,847,190	US$	458,764,878	US$	247,626,036	US$	145,805,688
Total equity attributable to Yongye International, Inc.		602,006,569		415,472,496		316,587,975		215,215,203		125,913,424
Total equity		632,926,933		436,263,068		331,887,992		225,088,285		132,590,822

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

Overview

We are a leading crop nutrient company in China in term of total sales in 2013. We are primarily engaged in the research, development, manufacturing and sales of fulvic acid based crop and animal nutrient products for the agriculture and stock farming industry. We are headquartered in Beijing with production facilities in Hohhot, Inner Mongolia Autonomous Region of China (“Inner Mongolia”). Our products are sold nationwide in 30 provinces, autonomous regions and centrally-administered municipalities across China.

Currently, our principal product is our liquid crop nutrient product, from which we derived substantially all of our sales for the year ended December 31, 2013. We also produce powder animal nutrient product, which is mainly used for livestock. In 2012, we launched two new crop nutrient products, a crop seed nutrient product and a crop root nutrient product. The crop seed nutrient product helps crop seeds sprout and improves the growth of roots, and the crop root nutrient product improves crop roots’ ability to absorb water and fertilizers and enhance crop resistance against drought, freezing, diseases, and stalk leaning. We believe, by using our regular crop nutrient together with our new products at different stages of crop growth, the combined effectiveness of our products will further enhance crop yield. We market our regular crop and animal products under the trade name “Shengmingsu” (“生命素” in Chinese means “Life Essential”). Our new products for crop seeds and roots are named “Zhongbaosheng” and “Qianggenbao” respectively. We produce our liquid crop nutrient products, including the newly launched crop seed product and crop root product, based on our proprietary formulae utilizing fulvic acid as the primary compound base and combining with various micro nutrients such as zinc and boron, macro nutrients like nitrogen, phosphorous and potassium (“NPK”) and other nutrients that are essential for the crop health. Our crop nutrient’s core fulvic acid compound improves crop yield by enhancing the absorption of fertilizers and micro nutrients. In addition, the micro nutrients and NPK included in our crop nutrient formula serve as supplements during key growth stages of crops. We believe that our crop nutrient products are particularly well-suited for use in China, which generally has highly degraded farming soil as a result of over-farming, decades of over-use of chemical fertilizers and less advanced farming practices compared with more developed nations. Our regular crop nutrient product is most commonly applied by directly spraying onto leaves of crops after dilution with water, and is typically used at certain critical growth stages of crops in addition to normal fertilizer application. Our crop seed nutrient product is used by soaking the seeds in our product after water dilution. Soaking time and proportions of water to product vary among different crops and users should follow our product specifications. At the time that a seeding crop is transplanted, our crop root nutrient is used by applying the product onto the crop roots after water dilution and blending with soil. After the transplant, the water-diluted crop root product is used to irrigate the crops at the roots. Soaking time and water-product proportions during and after transplanting varies and users should follow our product specifications.

For the year ended December 31, 2013, our actual production output for liquid crop nutrient product was 53,789 tons and the actual output for powder animal nutrient was 1,479 tons.  We may continue to expand our production capacity as required to respond to increasing demand for our products in the future. In 2014, we are introducing a new product to diversify our product mix. During 2013, we outsourced the production of this product to a third party factory that use our raw materials and follow our manufacturing procedures, and this product was included in our inventory balance as of December 31, 2013. The gross margin of this product is expected to be lower than our existing liquid crop nutrient product.

Recent Developments

On September 23, 2013, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Full Alliance International Limited, a British Virgin Islands company (“Holdco”), Yongye International Limited, an exempted company with limited liability incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of Holdco (“Parent”), and Yongye International Merger Sub Limited, a Nevada corporation and a wholly owned subsidiary of Parent (“Merger Sub”, together with the Company, Holdco and Parent, the “Parties” and any one of them a “Party”). Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, at the effective time of the merger, Merger Sub will be merged with and into the Company, the Company will become a wholly-owned subsidiary of Parent and each of the Company’s shares of common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive US$6.69 in cash without interest, except for (i) shares owned by Holdco, Parent and Merger Sub, including shares of common stock and Preferred Shares to be contributed to Parent by Holdco, Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA, immediately prior to the effective time of the merger pursuant to a contribution agreement, dated as of September 23, 2013, among Parent, Holdco, Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA (except that, with respect to Prosper Sino, only such shares designated as “Prosper Sino rollover shares” in the preliminary proxy statement in connection with the special meeting of stockholders will be contributed), and (ii) shares of common stock held by the Company or any subsidiary of the Company((i) and (ii) collectively, the “Excluded Shares”), which will be cancelled for no consideration and cease to exist as of the effective time of the merger. Currently, Holdco, Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA, collectively beneficially own approximately 33.1% of the Company’s outstanding shares of common stock, on an as converted basis.

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

The Company’s Board of Directors, acting upon the unanimous recommendation of a special committee of the Board of Directors comprised solely of independent and disinterested directors (the “Special Committee”), approved and adopted the Merger Agreement and recommended that the Company’s shareholders vote to approve the Merger Agreement. The Special Committee negotiated the terms of the Merger Agreement with the assistance of legal and financial advisors to the Special Committee.

The merger is subject to closing conditions including, but not limited to: (a) adoption of the Merger Agreement by the (i) affirmative vote of the holders of at least a majority of the issued and outstanding shares of common stock and preferred shares of the Company, voting together as a single class, with the number of votes the holders of preferred shares were entitled to vote equal to the number of shares of common stock into which such preferred shares were convertible, as determined in accordance with the articles of incorporation of the Company, (ii) affirmative vote or consent of the holders of at least a majority of the issued and outstanding preferred shares of the Company and (iii) affirmative vote of the holders of at least a majority of the issued and outstanding shares (other than the Excluded Shares); (b) the absence of any order, injunction or decree preventing or making illegal the consummation of the merger; (c) the truth and correctness of each Party’s representations and warranties at closing (subject to materiality qualifiers); (d) the compliance of each Party with its covenants in all material respects, and (e) the absence of any material adverse effect on the Company.

On January 3, 2014, the Company issued a press release announcing that it has established the close of business on January 10, 2014 as the record date for its special meeting of stockholders entitled to receive notice of and to vote at its upcoming special meeting of stockholders.

In connection with the special meeting of stockholders to approve the Merger Agreement, the Company filed a definitive proxy statement with the Securities and Exchange Commission (the "SEC") on January 9, 2014, and mailed the definitive proxy statement to its stockholders.

The Company’s special meeting of stockholders was held on February 19, 2014, and the stockholders approved the adjournment of the special meeting and the special meeting was adjourned until 2:00 p.m. China time, on March 5, 2014 at Jinshan Economic Development Zone, Hohhot City, Inner Mongolia, the People’s Republic of China. The special meeting was adjourned to provide the Company with additional time to solicit proxies from its stockholders in favor of the proposal to approve the Merger Agreement.

Subsequently, the adjourned special meeting of stockholders was held on March 5, 2014, and the proposal to approve the Merger Agreement did not receive approval from holders of at least a majority of the issued and outstanding shares of the Company (other than the Excluded Shares). The Merger Agreement was therefore not approved by the Company’s stockholders. The Merger Agreement has not yet been terminated.

Factors affecting our operating results

Market Potential for Crop Nutrient Products in China

The long-term market growth of crop nutrient products in China is primarily driven by the need to improve crop yield to ensure sufficient food supply in view of limited per capita arable land in China. Currently, with only approximately 9% of the world’s arable land, China needs to feed 1.3 billion people, or approximately 21% of the world’s population. According to the National Population and Family Planning Commission of China, China’s population will reach 1.5 billion by 2030. Therefore, the country faces the challenge of producing additional food to feed the additional 200 million people within the next 20 years. This puts great pressure on China’s agricultural system to increase production output.

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

The market for our crop nutrient product is large and has attractive long-term growth prospects. China has 2.03 billion mu (each mu is equivalent to approximately 667 square meters) of arable land in total. Typically, each mu of arable land averagely requires more than 300 ml of our liquid crop nutrient product for one growing season. For the year of 2013, our crop nutrient product is estimated to have been used in approximately 6% of the arable land in China, assuming there is one and half growing season per annum on average for all the arable land across China.

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

Our end-customers are comprised of large farms which purchase directly from distributors, and individual farmers who purchase either through Branded Retailers or promotional events held by local distributors. Our Branded Retailer network has been a key driver of our sales. The number of Branded Retailers increased from 35,058 as of December 31, 2012 to 36,100 as of December 31, 2013. Inner Mongolia, Xinjiang, Yunnan/Guizhou, Guangdong/Hainan and Henan provinces accounted for the majority of newly recruited Branded Retailers.

Seasonality

Our regular liquid crop nutrient product is most commonly applied by directly spraying onto leaves of crops in the second and third quarters, which correspond to the growing seasons for most crops in most parts of China. Accordingly, the sales during the second and third quarters usually represent 70-80% of our total annual sales. Therefore, higher volume of finished goods are usually accumulated during the non-peak seasons in preparation for the subsequent peak sales seasons which will result in higher inventory turnover days during non-peak seasons. In the beginning of 2012, we launched two new products which are positioned specifically for crop seeds and roots, the peak sales seasons of which fall in the first and second quarter.

Pricing

We principally sell to our provincial-level distributors at an ex-factory price, and they in turn sell to lower level distributors at distributor prices. Branded Retailers sell to farmers at our suggested retail prices. Our pricing policy is consistent across the country, and we require our provincial-level distributors to ensure this policy is followed by county-level distributors and Branded Retailers. Our pricing policy for ex-factory price, different level of distributor prices and suggested retail prices have generally remained stable for the past several years. In 2012and 2013, we allowed Branded Retailers to charge a higher retail price for an updated version of our crop nutrient product that replaced the prior version.

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

FINANCIAL HIGHLIGHTS

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31, 2013		December 31, 2012		December 31, 2011

Sales	US$	661,881,100	US$	442,986,604	US$	390,379,489

Cost of sales		256,962,530		180,614,350		162,078,410

Gross profit		404,918,570		262,372,254		228,301,079

Selling expenses		148,967,729		104,036,345		73,886,542

Research and development expenses		22,119,473		16,575,976		13,130,627

General and administrative expenses, including a reversal of allowance for doubtful accounts of US$ nil ,US$6,332,022 , and US$ nil for the year ended December 31, 2013, 2012 and 2011, respectively		19,063,800		14,123,521		35,694,045

Impairment loss of goodwill		-		10,774,106		-

Income from operations		214,767,568		116,862,306		105,589,865

Other (expenses)/income
Interest expense		(6,990,661)		(4,193,909)		(1,429,111)
Interest income		3,167,936		455,269		123,054
Subsidy income		2,775,229		9,506,306		2,973,362
Other (expenses)/income, net		(335,986)		(496,014)		223,496
Change in fair value of derivative liabilities		-		(296,822)		719,085

Total other (expenses)/income, net		(1,383,482)		4,974,830		2,609,886

Earnings before income tax expense		213,384,086		121,837,136		108,199,751

Income tax expense		33,350,985		22,803,881		18,407,554

Net income		180,033,101		99,033,255		89,792,197

Less: Net income attributable to the noncontrolling interest		9,191,973		5,350,190		4,930,571

Net income attributable to Yongye International, Inc.		170,841,128		93,683,065		84,861,626

Net income per share of common stock:
Basic	US$	2.93	US$	1.62	US$	1.57
Diluted	US$	2.93	US$	1.62	US$	1.55

Weighted average shares used in computation:
Basic		50,681,435		49,645,273		49,055,252
Diluted		50,681,435		49,645,273		49,161,073

Net income		180,033,101		99,033,255		89,792,197
Other comprehensive income
Foreign currency translation adjustment, net of nil income taxes		19,662,369		3,012,054		10,951,316

Comprehensive income		199,695,470		102,045,309		100,743,513
Less: Comprehensive income attributable to the noncontrolling interest		10,129,792		5,490,555		5,426,935
Comprehensive income attributable to Yongye International, Inc.	US$	189,565,678	US$	96,554,754	US$	95,316,578

RESULTS OF OPERATIONS

Fiscal year ended December 31, 2013 compared with Fiscal year ended December 31, 2012 and 2011

Our business for the year ended December 31, 2013 grew at a rate of 49.4% in net sales or a US$218.9 million increase over 2012, and for the year ended December 31, 2012 grew at a rate of 13.5% in net sales or a US$52.6 million increase over 2011. This increase was driven by higher penetration in our various geographic markets.

The following table shows, for the periods indicated, information derived from our consolidated statements of comprehensive income.

	Yongye		Yongye		Yongye		Changes in %
	International, Inc.		International, Inc.		International, Inc.		2013 vs.	2012 vs.
	2013		2012		2011		2012	2011
Net Sales	US$	661,881,100	US$	442,986,604	US$	390,379,489	49%	14%
Gross Profit		404,918,570		262,372,254		228,301,079	54%	15%
Income from Operations		214,767,568		116,862,306		105,589,865	84%	11%
Net Income		180,033,101		99,033,255		89,792,197	82%	10%

Gross Margins		61%		59%		58%	2%	1%
Net Margins		27%		22%		23%	5%	(1)%

EPS- Basic	US$	2.93	US$	1.62	US$	1.57	81%	3%
EPS- Diluted	US$	2.93	US$	1.62	US$	1.55	81%	5%

Our financial position at December 31, 2013 and 2012:

in US$, except for	As of	As of
percentages	December 31, 2013	December 31, 2012	Variance	%	Note

Cash and restricted cash	123,768,435	44,551,404	79,217,031	177.8%
Accounts receivable, net of allowance for doubtful accounts	334,141,280	293,600,762	40,540,518	13.8%	1)
Inventories	251,372,750	118,693,596	132,679,154	111.8%	2)
Deposits to suppliers	54,400,166	24,048,028	30,352,138	126.2%	3)
Property, plant and equipment, net	23,675,240	26,224,957	(2,549,717)	(9.7)%
Prepayment for mining project	37,035,215	35,792,410	1,242,805	3.5%	4)
Total assets	896,559,205	623,847,190	272,712,015	43.7%
Long-term loans and payables and capital lease obligations - current portion	8,958,983	9,545,158	(586,175)	(6.1)%
Short term bank loan	115,632,535	50,857,163	64,775,372	127.4%
Accounts payable	8,137,337	12,364,193	(4,226,856)	(34.2)%
Income tax payable	26,612,792	3,196,078	23,416,714	732.7%
Accrued expenses	19,465,163	31,389,630	(11,924,467)	(38.0)%	5)
Other payables	4,271,519	2,828,262	1,443,257	51.0%
Total current liabilities	183,684,752	110,683,792	73,000,960	66.0%
Long-term loans and payables and capital lease obligations	9,428,182	12,389,077	(2,960,895)	(23.9)%
Other non-current liability	10,395,458	6,683,802	3,711,656	55.5%
Total equity attributable to Yongye International, Inc.	602,006,569	415,472,496	186,534,073	44.9%
Total equity	632,926,933	436,263,068	196,663,865	45.1%	6)

1)	The balance of accounts receivable increased by US$40.5 million in 2013 as compared to 2012, representing an increase of 13.8%.

The increase of the accounts receivable was primarily due to our continued business growth. For certain distributors, we do not recognize revenues upon shipment of the finished goods to them since we determined that collectability was not reasonably assured at time of shipment.  Revenues from sale of products to these distributors are not recognized until we receive full payment. For the year ended December 31, 2013, revenue of US$114.4 million is recognized which is resulting from the collection of prior year receivables from those distributors.

Past due balances are reviewed individually for collectability. We determine the adequacy of the allowance for doubtful accounts by considering the amount of historical losses adjusted to take into account current market conditions and customers’ financial condition, the amount of receivables in dispute and past due, the accounts receivable aging and customers’ repayment patterns.

Accounts receivable as of December 31, 2013 and 2012 consisted of the following:

	December 31, 2013		December 31, 2012

Accounts receivable	US$	343,462,019	US$	302,608,722

Less: allowance for doubtful accounts		(9,320,739)		(9,007,960)
Total	US$	334,141,280	US$	293,600,762

There was no write-off of accounts receivable for the years ended December 31, 2013, 2012 and 2011. As of March 12, 2014, approximately US$260.2 million had been collected from our distributors, including US$236.2 million of the accounts receivable outstanding at December 31, 2013.

Of the US$343.5 million of our gross accounts receivable as of December 31, 2013, US$124.1 million of our accounts receivable were past our six-month credit term, representing 36.2% of total gross account receivable balance as of December 31, 2013 and 18.7% of our sales in 2013. We provided for allowance for doubtful accounts in the amount of US$9.3 million, taking into account current market conditions, customers’ financial condition, the accounts receivable ageing and the customers’ repayment patterns. For the gross accounts receivable balance as of December 31, 2013, our top three customers accounted for US$113.6 million or 33.1% and our top five customers accounted for US$179.7 million or 52.3% of the total amount of accounts receivable.

The ageing of gross accounts receivable as of December 31, 2013 and December 31, 2012 was:

Receivable Ageing	December 31, 2013%			December 31, 2012%

Current:
0-3 months	US$	85,945,690	25.0%	US$	62,258,015	20.6%
3-6 months		133,420,035	38.8%		125,453,713	41.4%
Subtotal		219,365,725	63.8%		187,711,728	62.0%

Past due:
Past due 0-30 days		67,757,206	19.7%		41,961,730	13.9%
Past due over 30 days		56,339,088	16.5%		72,935,264	24.1%
Subtotal		124,096,294	36.2%		114,896,994	38.0%

Total		343,462,019	100.0%		302,608,722	100.0%

Days sales outstanding (“DSO”) is defined as average accounts receivable for the period divided by net sales for the period times the days of this period. DSO decreased by 14 days from 192 days for the year ended December 31, 2012 to 178 days for the same period of 2013, mainly due to the increased cash collection from those distributors for whom we do not recognize revenue upon shipment of our products.

2)	The increase in inventory of US$132.7 million was mainly due to anticipation of continued business growth and product diversification in 2014. In 2014, we are introducing a new product to diversify our product mix. During 2013, we outsourced the production of this product to a third party factory that use our raw materials and follow our manufacturing procedures, and this product was included in our inventory balance as of December 31, 2013.

Inventory turn-over days (“Inventory days”) is defined as average inventory for the period divided by cost of sales for the period times the days of this period. As explained above, inventory days increased by 56 days from 207 days for the year ended December 31, 2012 to 263 days for the same period in 2013.

3)	We increased deposits to suppliers by US$30.4 million at the year ended December 31, 2013 in anticipation of production demand for the next year. The deposits were paid primarily to a supplier of chemical components to lock in price and secure availability, which is expected to be delivered by April 2014 and consumed by the Company in the manufacturing process within one year.

4)	The cash consideration for the resource project is RMB 240 million or approximately US$37 million. According to preliminary third party analysis, the mineral resource of the project we acquired is at surface level and the “open pit” mining method is recommended. Meanwhile, our Wuchuan Facility was built near the mineral resource project to minimize future shipping expense. We engaged a third party mineral institute to assist us in obtaining a Geological Exploration Report which is still in progress. We believe the cost to be incurred in completing the remaining administrative procedures and obtaining government approvals are not significant. If we cannot receive the report before the exploration right expires, we would apply for an extension from the local authority.

5)	The decrease in accrued expenses of US$11.9 million is mainly due to the settlement of accrual for advertising and promotion activities, and research expenses for field tests that were conducted during the first half year of 2013.

6)	Total equity increased by US$196.7 million from US$436.3 million as of December 31, 2012 to US$632.9 million as of December 31, 2013, which is mainly due to an increase in retained earnings of US$170.8 million primarily for the net income attributable to Yongye International, Inc. and other comprehensive income of US$19.7 million primarily for foreign currency exchange translation adjustment during the year.

Net Sales

							Changes in %
							2013 vs.	2012 vs.
	2013		2012		2011		2012	2011
Sales	US$	661,881,100	US$	442,986,604	US$	390,379,489	49.4%	14%
Gross Profit		404,918,570		262,372,254		228,301,079	54.3%	15%
Gross Margins		61%		59%		58%

Our sales increased by US$218.9 million from US$443.0 million in 2012 to US$661.9 million in 2013, representing an increase of 49.4%. Sales increased by US$52.6 million from US$390.4 million in 2011 to US$443.0 million in 2012, representing an increase of 13.5%.

For the year ended December 31, 2013, we derived US$652.4 million, or 98.6% of our total sales, from liquid crop nutrient, and we derived US$9.5 million, or 1.4% of our total sales, from the powder animal nutrient. For our liquid crop nutrient, the regular crop nutrient contributed US$559.9 million, or 85.8% of total liquid crop nutrient, while the two new products for crop seeds and roots contributed US$92.5 million, or 14.2% of our total liquid crop nutrient sales for the year ended December 31, 2013. For the year ended December 31, 2012, we derived US$438.4 million, or 99.0% of our total sales, from liquid crop nutrient, and we derived US$4.6 million, or 1.0% of our total sales, from the powder animal nutrient.

In 2014, we are introducing a new product which has comparatively lower margins to diversify our product mix. The amount of sales of this product in 2013 was insignificant.
For the year ended December 31, 2013, the average selling price (“ASP”) of our liquid crop nutrient product was US$12,265 per ton, as compared to US$12,046 per ton for the same period of 2012. The small increase in our ASP is the result of the effect of currency rate fluctuations. The fluctuation in sales for the year ended December 31, 2013 compared with that for the same period of 2012, was all driven by the fluctuation in sales volume.

The following table set forth the sales breakdown by region for the year ended December 31, 2013, 2012 and 2011:

				2013vs 2012		2012 vs 2011
Sales By Region (US$ mm)	2013	2012	2011	Change in US$	2013vs 2012 Change in %	Change in US$	2012 vs 2011 Change in %
Hebei/Beijing/Tianjin	108.0	49.3	73.7	58.7	119.1%	(24.4)	-33.1%
Inner Mongolia	70.3	56.7	33.5	13.6	24.0%	23.2	69.3%
Shandong	53.7	41.8	28.1	11.9	28.5%	13.7	48.8%
Guangdong/Hainan	47.8	36.5	25.9	11.3	31.0%	10.6	40.9%
Henan	51.0	39.8	23.6	11.2	28.1%	16.2	68.6%
Heilongjiang/Jilin/Liaoning	49.3	37.5	29.4	11.8	31.5%	8.1	27.6%
Xinjiang	18.3	7.5	10.7	10.8	144.0%	(3.2)	-29.9%
Hubei/Hunan	17.1	5.1	13.2	12	235.3%	(8.1)	-61.4%
Gansu/Qinhai	20.5	16.3	13.1	4.2	25.8%	3.2	24.4%
Jiangsu	37.0	29.5	23.8	7.5	25.4%	5.7	23.9%
Shanxi	18.8	15.2	11.8	3.6	23.7%	3.4	28.8%
Anhui	41.0	6.1	17.3	34.9	572.1%	(11.2)	-64.7%
Shaanxi	30.3	24.5	20.0	5.8	23.7%	4.5	22.5%
Sichuan/Chongqin	31.2	24.1	21.3	7.1	29.5%	2.8	13.1%
Jiangxi/Fujian	33.9	26.7	21.9	7.2	27.0%	4.8	21.9%
Yunnan/Guizhou	33.1	26.1	22.2	7	26.8%	3.9	17.6%
Guangxi	*	0.2	0.5	(0.2)	-100.0%	(0.3)	-60.0%
Ningxia	*	0.1	0.1	(0.1)	-100.0%	-	-
Others	0.6	*	0.3	0.6	-	(0.3)	-100.0%
Total	661.9	443.0	390.4	218.9	49.4%	52.6	13.5%

* Less than US$50,000

The significant increase of our revenue in Hebei, Anhui, Hubei and Xinjiang for the year ended December 31, 2013 compared to the same period of 2012 is primarily due to cash collection from distributors in those provinces. In the fourth quarter of 2011, in consideration of the deteriorating payment ability of certain distributors in the above mentioned provinces, we delayed the recognition of revenues generated from sales to those distributors until payment collectability could be reasonably assured, which is generally evidenced by receipt of cash, and a sufficient period of collection history can be demonstrated, whichever is earlier. We decided to continue to ship our nutrient products to these distributors because (i) to stop shipment would disrupt our business and channel development in the respective regions where we have exclusive distribution arrangements, (ii) our products have relatively high gross margins to compensate the risk of any uncollection, and (iii) based on our assessment, none of these distributors are in adverse financial situations that causes us to believe it is remote that we will not collect although collectability cannot be reasonably assured. During the year ended December 31, 2013, revenue of US$114.4 million was recognized which is resulting from the collection of prior year receivables from those distributors. The sales to the other distributors which were recognized upon shipment increased from US$407.6 million for the year ended December 31, 2012 to US$517.8 million for the same period of 2013, representing an increase of US$110.2 million or 27.0%.The increase was derived from traditional provincial markets, primarily due to a higher penetration rate, more effective channel management and continued retail network development in provinces such as Hebei, Inner Mongolia, Shandong, Heilongjiang/Jilin/Liaoning, and Henan.

The increase of US$52.6 million for the year ended year ended December 31, 2012 as compared to 2011 is resulting from the combined effect of delay of revenue recognition as noted above and the business expansion.

Our gross profit increased by US$142.5 million from US$262.4 million in 2012 to US$404.9 million in 2013, representing an increase of 54.3%. Gross profit increased by US$34.1 million from US$228.3 million in 2011 to US$262.4 million in 2012, representing an increase of 14.9%.

Gross margin increased by 2% from 59.2% in 2012 to 61.2% in 2013, and increased by 0.7% from 58.5% in 2011 to 59.2% in 2012. The increase in gross margin from the year of 2012 to 2013 was mainly due to the scale effect of increased sales and our cost reduction initiatives. The gross margin increase from the year of 2011 to 2012 was mainly due to the decreased purchase price of certain raw materials.

The number of independently owned Branded Retailers reached 36,100 as of December 31, 2013, compared to 35,058 as of December 31, 2012.

Sales by Product Line

	2013		% of Total	2012		% of Total	2011		% of Total
	Total sales		Sales	Total sales		Sales	Total sales		Sales
Crop	US$	652,403,131	99%	US$	438,375,997	99%	US$	386,166,674	99%
Animals		9,477,969	1%		4,610,607	1%		4,212,815	1%
Total		661,881,100	100%		442,986,604	100%		390,379,489	100%

During the year ended December 31, 2013, we sold 53,189 tons of liquid crop nutrient products, which represented 99% of our total sales. We also sold approximately 1,467 tons of our animal nutrient products, which represented 1% of our total sales.

During the year ended December 31, 2012, we sold 36,391 tons of liquid crop nutrient products, which represented 99% of our total sales. We also sold approximately 728 tons of our animal nutrient products, which represented 1% of our total sales.

Distributors

	2013			2012			2011
	% of Sales	Sales		% of Sales	Sales		% of Sales	Sales
5 Major Distributors	40%	US$	268,509,308	46%	US$	207,096,143	33%	US$	130,621,380
1 Major Distributor	10%		66,868,764	12%		51,717,226	8%		29,392,316

Top five major distributors accounted for 40% and the major distributor accounted for 10% of our total revenue for the year ended December 31, 2013. Top five major distributors accounted for 46% and the major distributor accounted for 12% of our total revenue for the year ended December 31, 2012.Top five major distributors accounted for 33% and the major distributor accounted for 8% of our total revenue for the year ended December 31, 2011.Our total sales to top five major distributors were US$268.5 million, US$207.1 million and US$130.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Cost of Goods Sold

	2013		2012		2011

Cost of Sales	US$	256,962,530	US$	180,614,350	US$	162,078,410
Percentage of Sales		39%		41%		42%

Cost of goods sold for the year ended December 31, 2013 was US$257.0 million, or 38.8% of our net sales. This represents an increase of US$76.3 million over the previous period and represents a 42.3% increase compared with 2012. Cost of goods sold for the year ended December 31, 2012 was US$180.6 million, or 40.8% of our net sales. This represents an increase of US$18.5 million over the previous period and represents an 11.4% increase compared with 2011. The decrease in cost of goods sold as a percentage of our net sales from 40.8% for the year ended December 31, 2012 to 38.8% for the year ended December 31, 2013 is mainly due to the scale effect of increased sales and our cost reduction initiatives.

Selling, General & Administrative and Research & Development Expenses

			% of Total			% of Total			% of Total
	2013		Sales	2012		Sales	2011		Sales
Selling Expenses	US$	148,967,729	23%	US$	104,036,542	23%	US$	73,886,542	19%
General & Administrative Expenses		19,063,800	3%		14,123,521	3%		35,694,045	9%
Research & Development Expenses		22,119,473	3%		16,575,976	4%		13,130,627	3%

Selling expenses increased by US$44.9 million to US$149.0 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012. Selling expenses increased by US$30.2 million to US$104.0 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011. As a percentage of sales for the year ended December 31, 2013, selling expenses remain the same level as that in 2012. Selling expenses increased 4.6% to 23.5% as compared to 18.9% of sales in the year ended December 31, 2011. The increase of selling expenses in 2013 is primarily due to an increase in advertising and promotion expense and distributors’ seminar expenditure of US$45.6 million relating to marketing and promotional activities for our products.

General & administrative expenses increase by US$4.9 million to US$19.1 million for the year ended December 31, 2013 from US$14.1 million in 2012, and decreased by US$21.6 million to US$14.1 million for the year ended December 31, 2012 from US$35.7 million in 2011. As a percentage of sales for the year ended December 31, 2013, general & administrative expenses remain the same level as that in 2012. As a percentage of sales for the year ended December 31, 2012, general & administrative expenses decreased by 5.9% to 3.2% as compared to 9.1% of sales in 2011. The increase of general and administrative expenses was mainly due to that equity based compensation expense of US$3.7 million was recorded during 2012, while there was no awards issued in 2013.

We incurred US$22.1 million of research and development expenses in the year ended December 31, 2013 as compared to US$16.6 million and US$13.1 million in the years ended December 31, 2012 and 2011, respectively. Our research and development expenses mainly consisted of field test expenses for existing and new products on different crops and in various geographic markets.

 Corporate Income Taxes

We did not carry on any business and did not maintain any branch office in the United States during the years ended December 31, 2013, 2012, 2011,2010and 2009 and do not intend to repatriate any earnings from our Chinese operations. Therefore, no provision for withholding taxes for the undistributed earnings of foreign subsidiaries, U.S. federal income taxes, or deferred income tax benefits has been made.

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. Our PRC subsidiaries are subject to PRC income tax at 25%, unless otherwise specified. During the year ended December 31, 2011, Yongye Nongfeng received a High-Tech Enterprise Certificate which entitles it to a preferential tax rate of 15% for three years starting from January 1, 2010. The certificate was renewed in August 2013, which enables Yongye Nongfeng to continually enjoy the preferential tax rate of 15% from 2013 to 2015. Pursuant to an approval from the Inner Mongolia Autonomous Region National Tax Authority on November 26, 2012, Yongye Fumin, being a foreign investment enterprise located in the Western Region of the PRC, was entitled to a preferential income tax rate of 15% retrospectively effective from January 1, 2011 to December 31, 2020. Our Company’s effective income tax rate was 15.63%, 18.72%, and 17.01%for the years ended December 31, 2013, 2012 and 2011, respectively. The effective income tax rates for the year ended December31, 2013and 2012differ from the PRC statutory income tax rate of 25% primarily due to the effect of Yongye Nongfeng and Yongye Fumin’s preferential tax treatment which is partly offset by the effect of non-deductible expenses.

For the year ended December 31, 2013, our Company’s income tax expense is US$33.4 million as compared to US$22.8 million and US$18.4 million for the years ended December 31, 2012 and 2011, respectively.

Our company’s PRC subsidiaries have cash balance of US$123.7 million as of December 31, 2013 which is planned to be permanently reinvested in the PRC. The distributions from our PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our plan to indefinitely reinvest our earnings in our PRC business, we have not provided for deferred tax liabilities on undistributed earnings of our PRC subsidiaries.

Net Income

Net income attributable to Yongye International, Inc. for the year ended December 31, 2013 is US$170.8million (representing a net profit margin of 25.8%) compared to US$93.7 million (representing a net profit margin of 21.1%) and US$84.9 (representing a net profit margin of 21.7%) in the years ended December 31, 2012 and 2011, respectively.

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

Financial Cash Flow Highlights

	2013		2012		2011
Net cash provided by/(used in) operating activities	US$	20,981,045	US$	(51,378,385)	US$	(31,203,441)
Net cash used in investing activities		(1,222,033)		(1,747,550)		(7,072,060)
Net cash provided by financing activities		56,791,738		15,912,743		75,506,515
Effect of exchange rate change on cash and cash equivalents		2,666,281		569,716		2,010,397
Net increase /(decrease) in cash and cash equivalents		79,217,031		(36,643,476)		39,241,411
Cash and cash equivalents at beginning of period		44,511,404		81,154,880		41,913,469
Cash and cash equivalents at end of period		123,728,435		44,511,404		81,154,880

Net cash provided by operating activities for the year ended December 31, 2013 was US$21.0 million, the net cash used in operating activities for the year ended December 31, 2012 was US$51.4 million, and the net cash used in operating activities for the year ended December 31, 2011 was US$31.2 million. The increase in cash flow from operating activities in 2013 compared to 2012 is primarily due to the increase of US$81.0 million in net income. For the year ended December 31, 2012, the change was primarily due to the increase of US$25.7 million in working capital employed, that was mainly driven by increase of accounts receivable and inventory.

Net cash provided by financing activities were US$56.8 million, US$15.9 million and US$75.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. The net cash provided by financing activities in the year ended December 31, 2013 and 2012 was mainly due to proceeds and repayment of short-term bank loans for operating purpose. Net cash provided by financing activities for the year ended December 31, 2011 including the net proceeds of US$49.4 million from the sales of redeemable convertible preferred shares to MSPEA, an affiliate of Morgan Stanley.

Net current assets at December 31, 2013 increased by US$211.3 million to US$594.6 million from US$ US$383.3 million, or 55%, over December 31, 2012. Net current assets at December 31, 2012 increased by US$112.9 million to US$383.3 million from US$270.4 million, or 42%, over December 31, 2011.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements. The Note 2 to our Company’s financial statements (Summary of Significant Accounting Policies) describes the major accounting policies and methods used in the preparation of the financial statements.

The following are considered to be the Company’s critical accounting policies:

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recognized and carried at the original invoiced amount less an allowance for any uncollectible accounts.

We perform ongoing credit evaluations of our customers and review the composition of accounts receivable, analyze historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate if allowance for doubtful accounts is needed. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We primarily determine the allowance by (1) analyzing specific customer accounts that have known or potential collection issues and (2) applying an estimated loss rate on the customer accounts with consideration of the aging of the receivable balances, customer payment patterns during the year and subsequent to year-end. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted. In the event that we believe an account receivable will become uncollectible, we record additional provision to increase the allowance for doubtful accounts. The accounting effect of this entry is a charge to income. As of December 31, 2013, the balance of allowance for doubtful accounts was US$9.3million. If the financial condition of our distributors deteriorates in future, we would make further allowance for doubtful accounts, which could be significant. Furthermore, the financial condition deterioration of our distributors, in turn, directly affects our revenue recognition. One of the criteria to recognize revenues is that the collectability of the receivable is reasonably assured. As such, deteriorating payment ability of our distributors could result in revenue recognition of our product sales being delayed, generally until the receipt of cash.

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

As of December 31, 2013, our gross accounts receivable was US$343.5 million, of which US$124.1 million were past our six-month credit term, representing 36.2% of total gross account receivable balance as of December 31, 2013 and 18.7% of our sales in 2013.The ageing of gross accounts receivable as of December 31, 2013 and December 31, 2012 is:

Receivable Ageing	December 31, 2013%			December 31, 2012%

Current:
0-3 months	US$	85,945,690	25.0%	US$	62,258,015	20.6%
3-6 months		133,420,035	38.8%		125,453,713	41.4%
Subtotal		219,365,725	63.8%		187,711,728	62.0%

Past due:
Past due 0-30 days		67,757,206	19.7%		41,961,730	13.9%
Past due over 30 days		56,339,088	16.5%		72,935,264	24.1%
Subtotal		124,096,294	36.2%		114,896,994	38.0%

Total		343,462,019	100.0%		302,608,722	100.0%

As of March 12, 2014, approximately US$260.2 million had been collected from our distributors, including US$236.2 million of the accounts receivable outstanding at December 31, 2013. US$111.9 million of the past due accounts receivable at December 31, 2013 were subsequently collected.

Although we believe the allowance for doubtful accounts is adequate to cover the losses in our accounts receivable position at December 31, 2013, additional losses would be required if we are unable to collect the remaining balance of our accounts receivable.

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

For the years ended December 31, 2012 and 2013, our net income (as adjusted for exclusion of certain items as defined in the security purchase agreement) exceeded the 2012 and 2013“Income Threshold”, respectively. Accordingly, the redeemable Series A convertible preferred shares are not currently redeemable.

In addition, since we believe we will meet the “Income Threshold” of US$145 million for the year ending December 31, 2014, we have concluded it is not probable that the redeemable Series A convertible preferred shares will become redeemable. As a result, we have not adjusted the initial carrying value of the redeemable Series A convertible preferred shares.

The determination of the probability that the redeemable Series A convertible preferred shares will become redeemable required us to project net income (as adjusted for exclusion of certain items) for the year ending December 31, 2014. The calculation of net income (as adjusted for exclusion of certain items) for the year ending December 31, 2014 required us to consider various estimates and assumptions, including among other things, future market demand, revenue growth rates of different products, unit costs of raw materials, production capacity and utilization ratio, gross margin percentages, operating expenses to revenues ratio, projected working capital needs, capital expenditures forecasts, interest rate and income tax rate.

We would be obligated to redeem all or a portion of the redeemable Series A convertible preferred shares if the actual net income (as adjusted for exclusion of certain items) of 2014 is lower than the specified “Income Threshold”. See Risk Factors, Upon the occurrence of certain events, we may be required to redeem all or a portion of the convertible preferred stock .

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

All of our net sales and majority of costs and expenses are denominated in RMB. Although the conversion of the RMB is highly regulated in China, the value of the RMB against the value of the U.S. dollar or any other currency nonetheless may fluctuate and be affected by, among other things, changes in China’s political and economic conditions. Under current policy, the value of the RMB is permitted to fluctuate within a narrow band against a basket of certain foreign currencies. China is currently under significant international pressures to liberalize this government currency policy, and if such liberalization were to occur, the value of the RMB could appreciate or depreciate against the U.S. dollar.

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

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 (“the Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective as of December 31, 2013.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that our Company maintained effective internal control over financial reporting as of December 31, 2013.

KPMG, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013 as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Yongye International, Inc.:

We have audited Yongye International, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Yongye International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Yongye International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Yongye International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 17, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Hong Kong, China
March 17, 2014

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our Company’s internal controls over financial reporting.

ITEM 9B.Other Information.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K but not reported.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Directors and Executive Officers of Our Company” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and “-Role of the Audit Committee” in our Proxy Statement related to the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

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

ITEM 11. Executive Compensation

 The information appearing under the headings “Director Compensation” and “Executive Compensation” in our Proxy Statement related to the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our Company.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Management and Certain Beneficial Owners,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Executive Compensation – Options and Stock Appreciation Rights,” in each case in our Proxy Statement related to the 2013 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, Director Independence

On January 4, 2011, the Company entered into an operating lease with Inner Mongolia Yongye for a research and development activity facility in Beijing, PRC for the period from January 4, 2011 to December 31, 2011. A new operating lease was entered on January 4, 2012 for the period from January 4, 2012 to December 31, 2012 that covered a larger facility area. The operating lease was renewed on January 3, 2013for the period from January 4, 2013 to December 31, 2013. The lease expense for the research and development facility paid to Inner Mongolia Yongye was US$258,431 and US$253,501 for the year ended December 31, 2013 and 2012, respectively. The operating lease was renewed on January 3, 2014 for the period from January 4, 2014 to December 31, 2014.

In April 2013, Yongye Nongfeng obtained a short-term bank loan of RMB 100,000,000 (equivalent to US$16,276,307) with fixed annual interest rate of 7.28% from China Everbright Bank. The short-term bank loan is guaranteed by the Company’s Chairman and his wife, and was paid off in October 2013.

In June 2013, Yongye Fumin obtained a short-term loan of RMB 80,000,000 (equivalent to US$13,121,423) from Shandong International Trust Corporation. The loan bears fixed annual interest rate of 7.2%, is due in June 2014, and is guaranteed by the Company’s Chairman and his wife.

In July 2013, Yongye Nongfeng obtained a short –term bank loan of RMB 25,000,000 (equivalent to US$4,100,445) with fixed annual interest rate of 7.2% from Agricultural Bank of China. The short-term bank loan is pledged by the land use right of Inner Mongolia Yongye, and is due on July 17, 2014.

In November 2013, Yongye Nongfeng obtained two short-term bank loan of RMB 100,000,000 (equivalent to US$16,401,777) and RMB 50,000,000 (equivalent to US$8,200,889) with fixed annual interest rate of 6.9% from China Merchants Bank. The short-term bank loan is guaranteed by Inner Mongolia Yongye and the Company’s Chairman, and is due in November 2014.

In October 2013, Yongye Nongfeng obtained a short –term bank loan of RMB 100,000,000 (equivalent to US$16,401,777) with fixed annual interest rate of 7.2% from China Everbright Bank. The loan is due in October 2014 and is guaranteed by the Company’s Chairman and his wife.

In December 2013, Yongye Nongfeng entered into a one-year “Factoring Contracts with Recourse” with China Development Bank of RMB 80,000,000 (equivalent to US$13,121,422) which is secured by certain Yongye Nongfeng’s accounts receivable. The loan bears fixed annual interest rate of 6%, is due in June 2014 and is guaranteed by Inner Mongolia Yongye.

On October 15, 2012, the Company’s Board of Directors received a Proposal Letter from the Buyer Parties to acquire all of the outstanding shares of common stock of the Company not currently owned by the Buyer Parties in a going private transaction, subject to certain conditions. The Company’s Board of Directors formed a special committee of independent directors to evaluate, consider and negotiate the Proposal Letter and consider other potential transactions involving the Company, with the assistance from legal and financial advisors.

On September 23, 2013, the Company entered into the Merger Agreement with Holdco, Parent and Merger Sub. The Merger Agreement was not approved by the Company’s stockholders at an adjourned special meeting of stockholders held on March 5, 2014. The Merger Agreement has not yet been terminated.

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

ITEM 14. Principal Accountant Fees and Services

The information required by this item is included under the captions “Proposal No. 2: Ratification of Appointment of the Independent Public Accountants – Audit Fees” and “-Pre-Approval Policies and Procedures” in our Proxy Statement related to the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit
No.	Description
2.1	Share Exchange Agreement, dated as of April 17, 2008.(1)
2.2	Articles of Merger with Agreement and Plan of Merger.(6)
2.3
Agreement and Plan of Merger, dated as of September 23, 2013, by and among Yongye International, Inc., Full Alliance International Limited, Yongye International Limited, and Yongye International Merger Sub Limited (13)

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
9.1
Voting Agreement, dated as of September 23, 2013, by and among  Yongye International Limited,  Yongye International, Inc., Full Alliance International Limited,  Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA Agriculture Holding Limited. (13)

9.2	Limited Guarantee, dated as of September 23, 2013, by and between Mr. Zishen Wu, MSPEA Agriculture Holding Limited and Yongye International, Inc. (13)
10.1	Securities Purchase Agreement, dated as of April 17, 2008.(1)
10.2	Cooperation Agreement dated January 15, 2008 by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and Yongye Nongfeng Biotechnology Co., Ltd.(1)
10.3	Sino-foreign Cooperative Joint Venture Contract, dated November 16, 2007 by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and Asia Standard Oil Limited.(1)
10.4	Supplemental Agreement to the Sino-foreign Cooperative Joint Venture Contract by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and Asia Standard Oil Limited.(1)
10.5	Securities Purchase Agreement, dated as of September 5, 2008.(2)
10.6	Make Good Escrow Agreement, dated as of September 5, 2008.(2)
10.7	Securities Purchase Agreement, dated as of May 8, 2009.(3)
10.8	Employment Contract of Zishen Wu, dated as of March 12, 2012 (effective January 1, 2010), and amendments thereto.(11)
10.9	Employment Contract of Sam (Yue) Yu, dated as of March 12, 2012 (effective March 25, 2009), and amendment thereto.(11)
10.10	Employment Contract of Nan Xu, dated as of March 12, 2012 (effective September 1, 2011).(11)
10.11	Form of Non-Independent Director Contract.(5)
10.12	Form of Independent Director Contract.(5)
10.13	Form of Vehicle Usage Agreement. (8)
10.14	Working Capital Loan Contract dated April 2, 2011, by and between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch. (9)
10.15	Working Capital Loan Contract dated April 18, 2011, by and between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch. (9)
10.16	Maximum Amount Guarantee Contract dated April 2, 2011, by and between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch. (9)
10.17	Comprehensive Credit Facility Agreement dated April 2, 2011, by and between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch. (9)
10.18	Securities Purchase Agreement, dated as of May 29, 2011. (10)

10.19	Stockholders’ Agreement, dated as of May 29, 2011.(10)
10.20	Pledge Agreement, dated as of May 29, 2011. (10)
10.21	Loan Agreement dated December 23, 2011 by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and China Citic Bank, Hohhot Branch.(11)
10.22	Maximum Amount Pledge Contract; dated December 23, 2011, by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and China Citic Bank, Hohhot Branch.(11)
10.23	Loan Agreement dated December 26, 2011 by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and China Citic Bank, Hohhot Branch.(11)
10.24	Personal Property Pledge Contract, dated December 23, 2011, by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and China Citic Bank, Hohhot Branch.(11)
10.25	Working Capital Loan Agreement dated April 28, 2012 between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch. (12)
10.26	Maximum Amount Guarantee Contract dated April 28, 2012 between Zishen Wu and China Everbright Bank, Hohhot Branch.(12)
10.27	Maximum Amount Guarantee Contract dated April 28, 2012 between Ping Yi and China Everbright Bank, Hohhot Branch.(12)
10.28	Working Capital Loan Contract dated June 20, 2012 between Inner Mongolia Yongye Nongfeng Biotech Co., Ltd. and China International Trust and Investment Corporation (CITIC), Hohhot Branch.(12)
10.29	Working Capital Loan Contract dated November 13, 2012 between Inner Mongolia YongyeNongfeng Biotech Co., Ltd. and Shanghai Pudong Development Bank. (14)
10.30	Guarantee Engagement Contract between Inner Mongolia YongyeNongfeng Biotech Co., Ltd. and Inner Mongolia Dinxing Guarantee Co., Ltd. (14)
10.31	Counter-Guarantee Pledge Contract between Inner Mongolia YongyeNongfeng Biotech Co., Ltd. and Inner Mongolia Dinxing Guarantee Co., Ltd. (14)
10.32
Domestic Letter of Credit Financing Master Agreement dated December 5, 2012 between Inner Mongolia YongyeNongfeng Biotechnology Co., Ltd. and China International Trust and Investment Corporation (CITIC), Hohhot Branch. (14)

10.33	Fufaiting Financing Contract dated December 5, 2012 between Inner Mongolia YongyeNongfeng Biotechnology Co., Ltd. and China International Trust and Investment Corporation (CITIC), Hohhot Branch. (14)
10.34	Liquid Capital Loan Contract dated October 17, 2013 between Inner Mongolia YongyeNongfeng Biotechnology Co., Ltd. and China Everbright Bank, Hohhot Branch. *
10.35	Loan Contract, dated November 13, 2013 between Inner Mongolia YongyeNongfeng Biotechnology Co., Ltd. and China Merchants Bank. *
10.36	Domestic Factoring Contract dated December 26, 2013 between Inner Mongolia YongyeNongfeng Biotechnology Co., Ltd. and China Development Bank.*
14	Code of Ethics.(7)
21	Subsidiaries of the Registrant. (14)
23.1	Consent of KPMG, an independent registered public accounting firm.*
99.1	Certificate of Scientific and Technological Advancements granted by the Inner Mongolia Autonomous Region Science and Technology Bureau, dated December 8, 2008.(5)
99.2	Consent of Scientific and Technological Advancements granted by the Inner Mongolia Autonomous Region Science and Technology Bureau, dated December 8, 2008.(5)
Wuchuan County Government's approval of WuchuanShuntong's Lignite Coal Resource Project, dated May 10, 2009. (10)
Wuchuan County Government's approval of the transfer of the Lignite Coal Resource Project from WuchuanShuntong to Inner Mongolia Yongye Fumin Biotechnology Limited, dated July 28, 2010. (10)

Inner Mongolia Government's approval of the change of the title for the Lignite Coal Resource Project from WuchuanShuntong to Inner Mongolia Yongye Fumin Biotechnology Limited, dated December 3, 2010. (10)

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

* Filed Herewith,

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

(13)     Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2013.

(14)     Incorporated by reference herein to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

YONGYE INTERNATIONAL, INC.

Date: March 17, 2014	By:	/s/ Zishen Wu
Name: Zishen Wu
Title: Chief Executive Officer

Date: March 17, 2014	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 17, 2014	By:	/s/ Zishen Wu
Name: Zishen Wu
Title: Chief Executive Officer and Chairman
(principal executive officer)

Date: March 17, 2014	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Officer
(principal financial and accounting officer)

Date: March 17, 2014	By:	/s/ Homer Sun
Name: Homer Sun
Title: Director

Date: March 17, 2014	By:	/s/ Xiaochuan Guo
Name: Xiaochuan Guo
Title: Director

Date: March 17, 2014	By:	/s/ Rijun Zhang
Name: Rijun Zhang
Title: Director

Date: March 17, 2014	By:	/s/ Xindan Li
Name: Xindan Li
Title: Director

Date: March 17, 2014	By:	/s/ Sean Shao
Name: Sean Shao
Title: Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Yongye International, Inc.:
We have audited the accompanying consolidated balance sheets of Yongye International, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yongye International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Yongye International, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG
Hong Kong, China
March 17, 2014
F-1

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Note	December 31, 2013		December 31, 2012
Current assets
Cash		US$	123,728,435	US$	44,511,404
Restricted cash			40,000		40,000
Accounts receivable, net of allowance for doubtful accounts	3		334,141,280		293,600,762
Inventories	4		251,372,750		118,693,596
Deposits to suppliers	5		54,400,166		24,048,028
Prepaid expenses			573,563		312,648
Other receivables			1,427,845		1,189,633
Deferred tax assets	18		12,615,399		11,591,797
Total Current Assets			778,299,438		493,987,868

Property, plant and equipment, net	6		23,675,240		26,224,957
Intangible assets, net	7		16,553,035		18,909,349
Land use right, net	8		4,862,877		4,807,313
Prepayment for mining project	9		37,035,215		35,792,410
Distributor vehicles	10		36,133,400		44,125,293
Total Assets		US$	896,559,205	US$	623,847,190

Current liabilities
Short-term bank loans	11	US$	115,632,535	US$	50,857,163
Long-term loans and payables - current portion	12		8,738,965		9,149,280
Capital lease obligations - current portion	13		220,018		395,878
Accounts payable			8,137,337		12,364,193
Income tax payable			26,612,792		3,196,078
Advance from customers			606,423		154,944
Accrued expenses	14		19,465,163		31,389,630
Other payables	15		4,271,519		2,828,262
Derivative liabilities - fair value of warrants	16		-		348,364
Total Current Liabilities			183,684,752		110,683,792

Long-term loans and payables	12		8,593,469		10,254,922
Capital lease obligations - non-current	13		834,713		2,134,155
Other non-current liability	18		10,395,458		6,683,802
Deferred tax liabilities	18		5,410,240		6,618,794
Total Liabilities		US$	208,918,632	US$	136,375,465

Redeemable Series A convertible preferred shares: par value $.001; 7,969,044 shares authorized; 6,505,113 shares and 6,079,545 shares issued and outstanding as of December 31, 2013 and 2012, respectively	16	US$	54,713,640	US$	51,208,657

Equity
Common stock: par value $.001; 75,000,000 shares authorized; 50,685,216 shares and 50,604,026 shares issued and outstanding at December 31, 2013 and 2012, respectively	16	US$	50,685	US$	50,604
Additional paid-in capital			155,265,347		154,792,050
Retained earnings			408,015,540		240,679,395
Accumulated other comprehensive income			38,674,997		19,950,447
Total equity attributable to Yongye International, Inc.			602,006,569		415,472,496
Noncontrolling interest			30,920,364		20,790,572
Total Equity		US$	632,926,933	US$	436,263,068
Commitments and Contingencies	20		-		-

Total Liabilities, Redeemable Series A convertible preferred shares and Equity		US$	896,559,205	US$	623,847,190

The accompanying notes are an integral part of these consolidated financial statements.

 YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		For the Years Ended
	Note	December 31, 2013		December 31, 2012		December 31, 2011

Sales		US$	661,881,100	US$	442,986,604	US$	390,379,489

Cost of sales			256,962,530		180,614,350		162,078,410

Gross profit			404,918,570		262,372,254		228,301,079

Selling expenses			148,967,729		104,036,345		73,886,542

Research and development expenses			22,119,473		16,575,976		13,130,627

General and administrative expenses, including a reversal of allowance for doubtful accounts of US$ nil , US$6,332,022 , and US$ nil for the year ended December 31, 2013, 2012 and 2011, respectively			19,063,800		14,123,521		35,694,045

Impairment loss of goodwill			-		10,774,106		-

Income from operations			214,767,568		116,862,306		105,589,865

Other (expenses)/income
Interest expense			(6,990,661)		(4,193,909)		(1,429,111)
Interest income			3,167,936		455,269		123,054
Subsidy income			2,775,229		9,506,306		2,973,362
Other (expenses)/income, net			(335,986)		(496,014)		223,496
Change in fair value of derivative liabilities	16		-		(296,822)		719,085

Total other (expenses)/income, net			(1,383,482)		4,974,830		2,609,886

Earnings before income tax expense			213,384,086		121,837,136		108,199,751

Income tax expense	18		33,350,985		22,803,881		18,407,554

Net income			180,033,101		99,033,255		89,792,197

Less: Net income attributable to the noncontrolling interest			9,191,973		5,350,190		4,930,571

Net income attributable to Yongye International, Inc.			170,841,128		93,683,065		84,861,626

Net income per share of common stock:
Basic	22	US$	2.93	US$	1.62	US$	1.57
Diluted	22	US$	2.93	US$	1.62	US$	1.55

Net income			180,033,101		99,033,255		89,792,197
Other comprehensive income
Foreign currency translation adjustment, net of US$ nil income taxes			19,662,369		3,012,054		10,951,316

Comprehensive income			199,695,470		102,045,309		100,743,513
Less: Comprehensive income attributable to the noncontrolling interest			10,129,792		5,490,555		5,426,935
Comprehensive income attributable to Yongye International, Inc.		US$	189,565,678	US$	96,554,754	US$	95,316,578

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

														Equity
												Accumulated		attributable to
		Redeemable series A Convertible						Additional				Other		Yongye
		Preferred Shares			Common Stock			Paid-in		Retained		Comprehensive		International,		Noncontrolling		Total
	Note	Shares	Amount		Shares	Amount		Capital		Earnings		Income		Inc.		Interest		Equity
Balance as of January 1, 2011		-	US$	-	48,187,044	US$	48,187	US$	144,599,839	US$	63,943,371	US$	6,623,806	US$	215,215,203	US$	9,873,082	US$	225,088,285

Net income		-		-	-		-		-		84,861,626		-		84,861,626		4,930,571		89,792,197
Other comprehensive income		-		-	-		-		-		-		10,454,952		10,454,952		496,364		10,951,316
Stock compensation to management and independent directors	16	-		-	1,183,667		1,184		6,055,010		-		-		6,056,194		-		6,056,194
Issuance of redeemable Series A convertible preferred shares	16	5,681,818		49,399,990	-		-		-		-		-		-		-		-
Balance as of December 31, 2011		5,681,818	US$	49,399,990	49,370,711	US$	49,371	US$	150,654,849	US$	148,804,997	US$	17,078,758	US$	316,587,975	US$	15,300,017	US$	331,887,992

Net income		-		-	-		-		-		93,683,065		-		93,683,065		5,350,190		99,033,255
Other comprehensive income		-		-	-		-		-		-		2,871,689		2,871,689		140,365		3,012,054
Stock compensation to management and independent directors	16	-		-	1,166,333		1,166		3,768,512		-		-		3,769,678		-		3,769,678

Warrants exercised	16	-		-	66,982		67		368,689		-		-		368,756		-		368,756
Paid-in-kind dividends on redeemable Series A convertible preferred shares		397,727		1,808,667					-		(1,808,667)		-		(1,808,667)		-		(1,808,667)

Balance as of December 31, 2012		6,079,545	US$	51,208,657	50,604,026	US$	50,604	US$	154,792,050	US$	240,679,395	US$	19,950,447	US$	415,472,496	US$	20,790,572	US$	436,263,068

Net income		-		-	-		-		-		170,841,128		-		170,841,128		9,191,973		180,033,101

Other comprehensive income		-		-	-		-		-		-		18,724,550		18,724,550		937,819		19,662,369

Warrants exercised	16	-		-	81,190		81		473,297		-		-		473,378		-		473,378
Paid-in-kind dividends on redeemable Series A convertible preferred shares		425,568		3,504,983	-		-		-		(3,504,983)		-		(3,504,983)		-		(3,504,983)

Balance as of December 31, 2013		6,505,113	US$	54,713,640	50,685,216	US$	50,685	US$	155,265,347	US$	408,015,540	US$	38,674,997	US$	602,006,569	US$	30,920,364	US$	632,926,933

The accompanying notes are an integral part of these consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2013		December 31, 2012		December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	US$	180,033,101	US$	99,033,255	US$	89,792,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		17,788,456		15,680,481		8,574,526
(Gain)/Loss on sale of property, plant and equipment		(128,000)		11,269		-
Impairment loss of goodwill		-		10,774,106		-
(Reversal)/provision of allowance for doubtful accounts		-		(6,332,022)		14,973,439
Change in fair value of derivative liabilities		-		296,822		(719,085)
Stock compensation expense		-		3,769,678		6,056,194
Deferred tax benefit		(2,474,423)		(10,974,693)		(2,639,450)
Changes in operating assets and liabilities:
Accounts receivable		(29,883,738)		(132,358,082)		(139,381,935)
Inventories		(126,599,706)		(31,880,264)		(17,326,312)
Deposit to suppliers		(28,978,710)		(21,162,361)		8,299,720
Prepaid expenses		(246,322)		4,676,605		(4,128,949)
Other receivables		(70,988)		(801,090)		390,750
Distributor vehicles		(169,433)		(5,633,992)		(9,866,857)
Accounts payable		(4,585,253)		(837,196)		6,616,383
Income tax payable		26,241,693		2,360,375		1,060,140
Advance from customers		439,304		(3,971,143)		3,966,320
Accrued expenses		(12,801,222)		26,905,759		1,307,892
Other payables		2,416,286		(935,892)		1,821,586
Net Cash Provided by/(Used in) Operating Activities		20,981,045		(51,378,385)		(31,203,441)

CASH FLOWS FROM INVESTING ACTIVITIES

Payment for intangible asset		-		-		(3,000,000)
Payment for land use right		-		-		(1,807,699)
Government subsidy received for land use right		-		1,245,326		-
Proceeds from sale of property, plant and equipment		-		8,873		-
Purchase of property, plant and equipment		(1,222,033)		(3,001,749)		(2,264,361)
Net Cash Used in Investing Activities		(1,222,033)		(1,747,550)		(7,072,060)

	December 31, 2013		December 31, 2012		December 31, 2011
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from short-term bank loans		133,253,650		50,832,990		43,314,821
Repayment of short-term bank loans		(71,203,886)		(28,518,918)		(15,469,579)
Repayment of long-term loans and payables		(5,127,519)		(6,416,977)		(1,738,717)
Proceeds from warrants exercised		125,014		103,115		-
Proceeds from preferred shares, net of issuance cost of $600,010		-		-		49,399,990
Principal payments under capital lease obligation		(255,521)		(87,467)		-
Net Cash Provided by Financing Activities		56,791,738		15,912,743		75,506,515
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH		2,666,281		569,716		2,010,397
NET INCREASE /(DECREASE) IN CASH		79,217,031		(36,643,476)		39,241,411
CASH AT BEGINNING OF YEAR		44,511,404		81,154,880		41,913,469
CASH AT END OF YEAR	US$	123,728,435	US$	44,511,404	US$	81,154,880

Supplemental cash flow information:
Cash paid for income taxes	US$	9,583,716	US$	31,756,081	US$	19,986,864
Cash paid for interest expense		5,677,812		4,847,983		1,386,763
Noncash investing and financing activities:
Acquisition of property, plant and equipment under capital leases		335,871		2,617,541		-
Disposal of property, plant and equipment under capital leases		1,619,692		-		-
Acquisition of distributor vehicles by assuming long-term loans and payables		2,423,805		13,980,773		11,554,688
Acquisition of property, plant and equipment included in other payables		324,410		1,463,905		980,169
Issuance of paid-in-kind dividends on redeemable Series A convertible preferred shares		3,504,983		1,808,667		-
Acquisition of property, plant and equipment by assuming long-term loans and payables		-		-		189,229
Exercise of warrants that were liability classified		348,364		265,641		-

The accompanying notes are an integral part of these consolidated financial statements

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

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

On September 23, 2013, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Full Alliance International Limited, a British Virgin Islands company (“Holdco”), Yongye International Limited, an exempted company with limited liability incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of Holdco (“Parent”), and Yongye International Merger Sub Limited, a Nevada corporation and a wholly-owned subsidiary of Parent (“Merger Sub”, together with the Company, Holdco and Parent, the “Parties” and any one of them a “Party”). Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, at the effective time of the merger, Merger Sub will be merged with and into the Company, the Company will become a wholly-owned subsidiary of Parent and each of the Company’s shares of common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive US$ 6.69 in cash without interest, except for (i) shares owned by Holdco, Parent and Merger Sub, including shares of common stock and Preferred Shares to be contributed to Parent by Holdco, Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA, immediately prior to the effective time of the merger pursuant to a contribution agreement, dated as of September 23, 2013, among Parent, Holdco, Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA (except that, with respect to Prosper Sino, only such shares designated as “Prosper Sino rollover shares” in the preliminary proxy statement in connection with the special meeting of stockholders will be contributed), and (ii) shares of common stock held by the Company or any subsidiary of the Company ((i) and (ii) collectively, the “Excluded Shares”), which will be cancelled for no consideration and cease to exist as of the effective time of the merger. Currently, Holdco, Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA, collectively beneficially own approximately 33.1% of the Company’s outstanding shares of common stock, on an as converted basis.

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

The Merger Agreement also includes customary termination provisions for both the Company and Parent. In specified circumstances, if the Merger Agreement is terminated, the Company shall pay Parent a termination fee in the amount of $ 4,000,000 or $2,000,000, as applicable, or receive from Parent a termination fee in the amount of $ 10,000,000. The Merger Agreement also provides that if the required stockholder approvals shall not have been obtained at the stockholders’ meeting, Parent shall reimburse the Company’s expenses up to $ 2,000,000.

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

On March 5, 2014, a special meeting of stockholders was held, the proposal to approve the Merger Agreement, did not receive approval from at least a majority of the issued and outstanding shares of our common stock (the “Shares”), other than (i) Shares owned by Holdco, Parent and Merger Sub, including shares to be contributed to Parent by Holdco, Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA Agriculture Holding Limited, immediately prior to the effective time of the Merger pursuant to a contribution agreement, dated as of September 23, 2013, among Parent, Holdco, Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA Agriculture Holding Limited, and (ii) Shares held by us or any of our subsidiaries.  The Merger Agreement was therefore not approved by our stockholders. The Merger Agreement has not yet been terminated.

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

Inventories also include finished goods shipped to certain customers for which the related revenue was not recognized since collectability was not reasonably assured at time of shipment in accordance with the Company’s accounting policy on revenue recognition. The Company records a write down of the cost of these finished goods, when it is determined that such finished goods are not expected to be recovered through subsequent cash collection or other means, such as repossession.

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

REVENUE RECOGNITION

The Company mainly manufactures and sells two principal products which are liquid crop nutrient products and powder animal nutrient product. Sales of liquid crop nutrient were US$652,403,131, US$438,375,997 and US$386,166,674 for the years ended December 31, 2013, 2012 and 2011, respectively. Sales of powder animal nutrient were US$9,477,969, US$4,610,607 and US$4,212,815 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company sells its products primarily through approved distributors. For the years ended December 31, 2013, 2012 and 2011, the Company sold its products to 25 approved distributors.

Revenue on product sales is recognized when:

•	Persuasive evidence of an agreement with the customer exists which is evidenced by signed distributor sales contract;

•
Delivery of the products has occurred and accepted by the customers, which is evidenced by goods receipt notes signed by the customers. According to the distributor sales contracts between the Company and its customers, the risks and rewards of ownership of the products is transferred to the customers upon the issuance of the goods receipt notes and there are no rights of return that may be exercised at will by the customers (other than for defective products). After the goods receipt notes are signed, the Company has no remaining obligations that affect the customers’ acceptance of the products. For the years ended December 31, 2013, 2012 and 2011, there was no sales return from the customers;

•
The selling price, which is specified in the distributor sales contract, is fixed. Under the distributor sales contract, upon the sale of the products to the customers and the issuance of the good receipts notes, the Company has the legal enforceable right to receive full payment of the sales amount. The customers’ obligation to pay the Company is not dependent on the customer selling the products or collecting cash from their customers (or end users); and

•
Collectability at time of delivery for sales is reasonably assured. To the extent the Company determines that collectability is not reasonably assured at time of delivery of the products to the distributors, revenue is not recognized until the Company determines that collectability of the related receivable is reasonably assured. Until that time product sales are recognized as revenue when cash is received for the delivered products. As a matter of business practice, the Company provides credit term up to six months to customers with well-established trading records, which the Company believes is also the credit term offered by other PRC’s manufacturing companies in the agricultural nutrient  industry.

OPERATING LEASE

The Company leases office premises under non-cancelable operating leases. Payments made under operating leases are charged to the consolidated statements of comprehensive income on a straight-line basis over the lease term.

ADVERTISING COSTS

Advertising costs are expensed as incurred and included in selling expenses. Advertising costs for the years ended December 31, 2013, 2012 and 2011 were US$11,744,551, US$23,696,245 and US $31,283,339, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Research and development costs for the years ended December 31, 2013, 2012 and 2011 were US$22,119,473, US$16,575,976 and US$13,130,627, respectively.

SUBSIDY INCOME

Subsidy income is recognized when there is reasonable assurance that the Company complied with the conditions attaching to them and the subsidy is received. Subsidy income for the purpose of giving immediate financial support to the Company with no future related costs is recognized as other income in the Company’s consolidated statements of comprehensive income.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, long-lived assets, such as property, plant and equipment, and purchased intangible asset subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2013, 2012 and 2011.

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

The Company performs its annual goodwill impairment test on each September 30, and when a triggering event occurs between annual impairment tests. The Company recognized a goodwill impairment loss of US$nil, US$10,774,106 and US$nil for the year ended December 31, 2013, 2012 and 2011.

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

EMPLOYEE BENEFIT PLANS

Pursuant to relevant PRC regulations, Yongye Nongfeng and Yongye Fumin are required to make contributions to various defined contribution plans organized by municipal and provincial PRC governments. The contributions are made for each PRC employee at rates ranging from 40.8% to 42.8% on a standard salary base as determined by the local social security bureau. Contributions to the defined contribution plans are charged to the consolidated statements of comprehensive income when the related employee service is provided. For the years ended December 31, 2013, 2012 and 2011, contributions to the defined contribution plans were US$561,823, US$426,367 and US$367,824, respectively.

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

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The Company’s functional and reporting currency is the US dollar. The financial position and results of operations of the Company’s subsidiaries in the PRC are measured using the Renminbi as the functional currency. Assets and liabilities of the subsidiaries are translated at the prevailing exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange during the period. Translation adjustments are included as a component of comprehensive income in the consolidated statements of comprehensive income.

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

The Company did not have any nonfinancial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2013, 2012 and 2011.

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

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2013 and 2012 consisted of the following:

	December 31, 2013		December 31, 2012

Accounts receivable	US$	343,462,019	US$	302,608,722
Less: allowance for doubtful accounts		(9,320,739)		(9,007,960)
Total	US$	334,141,280	US$	293,600,762

There was no write-off of accounts receivable for the years ended December 31, 2013, 2012 and 2011. As of March 12, 2014, US$236.2million of the accounts receivable outstanding at December 31, 2013 were subsequently collected.

The activities in the allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011 are as follows:

	For the Years Ended
	December 31, 2013		December 31, 2012		December 31, 2011

Allowance for doubtful accounts at beginning of year	US$	9,007,960	US$	15,222,584	US$	-
Charged to bad debt expense		-		-		14,973,439
Reversal of allowance for doubtful accounts, net		-		(6,332,022)		-
Foreign currency translation adjustment		312,779		117,398		249,145
Allowance for doubtful accounts at end of year	US$	9,320,739	US$	9,007,960	US$	15,222,584

Past due balances are reviewed individually for collectability. During the year ended December 31, 2013, the entire accounts receivable as of December 31, 2012, including all the past due accounts, were collected by the Company. The Company determines the adequacy of the allowance for doubtful accounts by considering the amount of historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute and past due, the accounts receivables aging and customers’ repayment patterns.

During the year ended December 31, 2013, to reduce the Company’s credit risk, management required certain customers to pay for the Company’s products by bills receivable. Bills receivable represents short-term notes receivable issued by financial institutions that entitles the Company to receive the full face amount from the financial institutions upon maturity, which generally is six months from the date of issuance. During the year ended December 31, 2013, the Company transferred its bills receivable amounting to US$24 million to banks. At the time of the transfer, the Company determined that it has surrendered control over the bills receivable transferred and the derecognition conditions have been met. Accordingly, the bills receivable were derecognized. The estimated fair value of the limited recourse obligations was determined to be immaterial at time of transfer. The Company recorded the discount from the bills receivable transferred to banks of US$583,329 in interest expense in the consolidated statements of comprehensive income.

As of December 31, 2013, bills receivables that were transferred by the Company during 2013 matured and accordingly, the Company has no limited recourse obligations or off-balance sheet credit exposure.

NOTE 4 - INVENTORIES

Inventories at December 31, 2013 and 2012 consisted of the following:

	December 31, 2013		December 31, 2012

Finished goods	US$	195,385,393	US$	100,771,731
Work in progress		55,191,591		16,508,149
Raw materials		577,159		1,090,665
Consumables and packing supplies		218,607		323,051
Total	US$	251,372,750	US$	118,693,596

As of December 31, 2013 and 2012, certain finished goods of US$ nil and US$2,377,707, were pledged as security for a short-term bank loan (See Note 11), respectively. In addition, as of December 31, 2013 and 2012, finished goods included US$43,713,713 and US$46,112,628 of products that were sold to certain distributors for which the related revenue was not recognized in accordance with the Company’s accounting policy on revenue recognition. Revenues from sale of products to these distributors are not recognized until collectability is reasonably assured, which is demonstrated by a sufficient period of historical collection experience from such distributors. Until that time is determined, product sales to these distributors are recognized as revenue with the related finished goods recognized in cost of sales when cash is received from the distributors. The balance of these finished goods as of December 31, 2012 amounting to US$45,112,628 has been subsequently recovered in 2013 through subsequent cash collection. Of the balance of these finished goods as of December 31, 2013, US$1.5 million was subsequently recovered through cash collection as of March 12, 2014.

NOTE 5 - DEPOSITS TO SUPPLIERS

The Company is required to pay deposits to the suppliers for the full amount of certain raw materials ordered. These raw materials primarily consist of lignite coal, chemical component materials and packing materials. The lignite coal and most chemical component materials are consumed in the production process at Yongye Nongfeng and Yongye Fumin. As of December 31, 2013 and 2012, the deposits to suppliers for raw materials amounted to US$54,021,668 and US$23,789,166, respectively. As of December 31, 2013, the balance of deposits to suppliers from the previous year end has fully utilized through subsequent receipt of the raw materials. As of March 12, 2014, raw materials amounting to approximately US$37 million were subsequently received.

The Company’s decision to make advanced orders of raw materials is mainly based upon (1) the current and projected future market price of raw materials, (2) the demand and supply situation in the raw materials market, and (3) the forecasted demand of products.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2013 and 2012 consisted of the following:

	December 31, 2013		December 31, 2012

Buildings	US$	17,903,698	US$	17,302,898
Machinery and equipment		7,776,491		7,423,282
Office equipment and furniture		564,196		528,086
Vehicles		3,787,325		5,132,875
Software		32,012		26,090
Leasehold improvements		1,007,313		973,510
		31,071,035		31,386,741

Less: Accumulated depreciation and amortization		7,395,795		5,161,784

Total	US$	23,675,240	US$	26,224,957

Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2013, 2012 and 2011 was US$2,244,603, US$1,895,069 and US$1,709,540, respectively.

As of December 31, 2013 and 2012, vehicles with initial carrying amount of US$307,379, and US$376,005 were pledged as security for the long-term bank loans of US$38,909 and US$94,647, respectively. The bank loans were provided for the purchases of the vehicles (See Note 12).

As of December 31, 2013 and 2012, vehicles with initial carrying amount of US$1,260,773 and US$2,617,541 were acquired under capital leases (See Note 13). Among these vehicles, as of December 31, 2013 and 2012, vehicles with initial carrying amount of US$1.3 million were provided to the distributors in exchange for the distributors agreeing to comply with certain sales conditions (See Note 10).

As of December 31, 2013 and 2012, the Company pledged Yongye Nongfeng’s buildings with an initial carrying amount of approximately US$6.2 million as security for a short-term bank loan (See Note 11).

NOTE 7 - INTANGIBLE ASSETS

Intangible asset at December 31, 2013 and 2012 consisted of the following:

	December 31, 2013
	Weighted
	average	Gross				Net
	amortization	carrying		Accumulated		carrying
	period	amount		amortization		amount
Amortizing intangible assets:
Customer List	9 years	US$	27,008,741	US$	(10,503,399)	US$	16,505,342
Patent	10 years		119,233		(71,540)		47,693
Total		US$	27,127,974	US$	(10,574,939)	US$	16,553,035

	December 31, 2012
	Weighted
	average	Gross				Net
	amortization	carrying		Accumulated		carrying
	period	amount		amortization		amount
Amortizing intangible assets:
Customer List	9 years	US$	26,102,399	US$	(7,250,666)	US$	18,851,733
Patent	10 years		115,232		(57,616)		57,616
Total		US$	26,217,631	US$	(7,308,282)	US$	18,909,349

Amortization expense for the years ended December 31, 2013, 2012 and 2011was US$2,967,004, US$2,946,292 and US$2,945,372, respectively. The estimated annual amortization expense for intangible asset in each of the next five years is US$3,012,894.

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

The Company determined that a nine-year period to amortize the Customer List was appropriate, following the pattern in which the expected benefits of the acquired asset will be consumed or otherwise used up. The Company’s contract period with its provincial distributors (including sub-provincial level distributors) generally is for a period of three-years. The Company believes that it has historical experience in renewing or extending similar distributor contracts, which is consistent with the intended use of the Customer List. There are no legal or regulatory provisions that limit the useful life of the Customer List or that cause the cash flows and useful life of the Customer List to be constrained. In addition, the Company expects the effect of obsolescence, demand, competition, and other economic factors to be minimal.

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

NOTE 8 - LAND USE RIGHT

As of December 31, 2013 and 2012, land use right represented:

	December 31, 2013		December 31, 2012

Land use right	US$	5,325,084	US$	5,146,389
Less: Accumulated amortization		462,207		339,076
Total	US$	4,862,877	US$	4,807,313

As of December 31, 2013 and 2012, the Company had pledged Yongye Nongfeng’s land use right with an original carrying amount of approximately US$4.6 million as security for a short-term bank loan (See Note 11). During the year ended December 31, 2012, the Company received a US$1.2 million refund relating to an existing land use right of Yongye Fumin from the local government.

NOTE 9 - PREPAYMENT FOR MINING PROJECT

On March 1, 2010, the Company entered into an agreement with its then major humic acid supplier, Wuchuan Shuntong Humic Acid Company Ltd. (“Vendor”), to acquire the permit for the rights to explore, develop and produce lignite coal resources (the Mineral Right”) in a certain area of Wuchuan County (the “Project Site”) for cash consideration of approximately RMB 240 million or US$35 million. The permit allows the Company to complete all necessary administrative procedures and obtaining government approvals to acquire the Mineral Right. Pursuant to the agreement, Vendor is to assist the Company in completing all necessary administrative procedures and obtaining government approvals.

In August 2011, Inner Mongolia’s Ministry of Land and Resources granted the Company a Mineral Resource Exploration Permit which gives it exclusive exploration rights for the 29.74 square kilometer Project Site for an initial period of three years effective August 2, 2011. During the year ended December 31, 2012, the Company engaged a third party mineral institute to assist the Company in obtaining Geological Exploration Report. As of December 31, 2013, the Company has not obtained certain other government approvals, including Geologic Report and Geologic Exploration Report, for it to acquire the Mineral Right.  If the Company can not receive the report before the exploration right expires, the Company would apply for an extension from the local authority. The Company believes the cost to be incurred in completing the remaining administrative procedures and obtaining government approvals are not significant. The Project Site in Wuchuan is located near Yongye Fumin’s production plant which manufactures the majority of the Company’s products. The Company believes the acquisition of the Mineral Right will allow it to secure a long term supply of humic acid, which is a major raw material used in the manufacture of fulvic acid based liquid and powder nutrient compounds, and which is sourced from lignite coals.

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

The cost of these vehicles has been recorded as “Distributors vehicles” which is expensed over a five-year period in “Cost of Sales”. Amortization expense for the year ended December 31, 2013, 2012 and 2011 was US$12,418,522, US$10,694,365 and US$3,463,483, respectively. In addition, as of December 31, 2013 and 2012, distributor vehicles included an amount of US$5,410,240 and US$6,618,794 respectively, representing the tax effect of the difference between the amount paid for the vehicles and the tax basis of the assets.

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

In November 2012, Yongye Nongfeng obtained a short-term bank loan of RMB 15,000,000 (equivalent to US$2,377,707) with fixed annual interest rate of 7.8% from Shanghai Pudong Development ("SPD") Bank and is due on November 18, 2013. The short-term bank loan is guaranteed by certain third parties (the “Guarantee Company”). Guarantee fee of RMB 300,000 (equivalent to US$47,532) was paid during the year ended December 31, 2012. The Company pledged certain finished goods as counter-guarantee to the Guarantee Company. In July 2013, Yongye Nongfeng obtained an additional short-term bank loan of RMB 20,000,000 (equivalent to $3,255,261) from SDP Bank with the same fixed annual interest rate of 7.8%. This loan is due on November 18, 2013 and was paid off in November 2013.

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

In April 2013, Yongye Nongfeng obtained a short-term bank loan of RMB 100,000,000 (equivalent to US$16,276,307) with fixed annual interest rate of 7.28% from China Everbright Bank. The short-term bank loan is guaranteed by the Company’s Chairman and his wife, and is due on October 18, 2013. The loan was paid off in October 2013.

In May 2013, Yongye Nongfeng entered into three one-year “Factoring Contracts with Recourse” with China CITIC Bank of RMB 70,000,000 (equivalent to $11,481,245) each, or in total RMB 210,000,000 (equivalent to US$ 34,443,735). The “Factoring Contracts with Recourse” are secured by certain Yongye Nongfeng’s accounts receivable amounting to RMB 210,000,000 (equivalent to US$34,443,735). Two of the contracts bear fixed annual interest rate of 5.85% and one contract bears fixed annual interest rate of 5.7%. These three contracts are due in May 2014.

In June 2013, Yongye Nongfeng obtained a short-term bank loan of RMB 60,000,000 (equivalent to US$ 9,841,067) with fixed annual interest rate of 7.8% from China CITIC Bank. The short-term bank loan is pledged by the land use right and building of Yongye Nongfeng, and is due on June 19, 2014.

In June 2013, Yongye Fumin obtained a short-term loan of RMB 80,000,000 (equivalent to US$13,121,423) from Shandong International Trust Corporation. The loan bears fixed annual interest rate of 7.2%, is due in June 2014, and is guaranteed by Yongye Nongfeng, the Company’s Chairman and his wife.

In July 2013, Yongye Nongfeng obtained a short -term bank loan of RMB 25,000,000 (equivalent to US$ 4,100,445) with fixed annual interest rate of 7.2% from Agricultural Bank of China. The short-term bank loan is pledged by the land use right of Inner Mongolia Yongye, and due on July 17, 2014.

In October 2013, Yongye Nongfeng obtained a short -term bank loan of RMB 100,000,000 (equivalent to US$16,401,777) with fixed annual interest rate of 7.2% from China Everbright Bank. The loan is due in October 2014 and is guaranteed by the Company’s Chairman and his wife.

In November 2013, Yongye Nongfeng obtained two short-term bank loan of RMB 100,000,000 (equivalent to US$16,401,777) and RMB 50,000,000 (equivalent to US$8,200,889) with fixed annual interest rate of 6.9% from China Merchants Bank. The short-term bank loan is guaranteed by Inner Mongolia Yongye and the Company’s Chairman, and is due in November 2014.

In December 2013, Yongye Nongfeng entered into a one-year “Factoring Contracts with Recourse” with China Development Bank of RMB 80,000,000 (equivalent to US$13,121,422) which is secured by certain Yongye Nongfeng’s accounts receivable. The loan bears fixed annual interest rate of 6%, is due in June 2014 and is guaranteed by Inner Mongolia Yongye.

NOTE 12 - LONG-TERM LOANS AND PAYABLES

As of December 31, 2013 and 2012, the long-term loans and payables consisted of the following:

	December 31, 2013		December 31, 2012

Vehicle loans-employees	US$	38,909	US$	94,647
Vehicle loans-distributors		17,293,525		19,309,555
Total	US$	17,332,434	US$	19,404,202

As of December 31, 2013 and 2012, vehicle loans-employees of US$38,909 and US$94,647, were secured by vehicles with initial carrying amount of US$307,379 and US$376,005, respectively.  The vehicle loans are payable in monthly installments over three to five years. Interest rates on the loans range from 5.40% to 14.54% annually, and are subject to the change of the base interest rate prescribed by People’s Bank of China. The vehicle loans were obtained by individual employees of the Company after the Company made the initial down payment of the purchase price of the vehicles. The Company and the individual employees entered into trust agreements that stipulate that (i) the vehicles are legally registered under the individuals’ name, (ii) the Company has the rights of official use, (iii) the Company has the rights to the legal title of the vehicles at all times and entitles it to change the registered owner to the Company or designated third party at any time, (iv) the Company assumes the risk of loss, damage, penalty and other obligations related to the operation and ownership of the vehicle to the extent that the loss or damages were not caused by the individuals’ improper use of the vehicle, (v) the individuals have no right to sell, lease, lend or pledge the vehicles to any other person or entity, and (vi) the Company is obligated to repay the loans in full, and to bear the costs of the related repairs, maintenance, insurance and taxes. Consequently, the Company has recognized the cost of the vehicles as distributor vehicles and the loans as liabilities in its consolidated balance sheet.

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

The aggregate maturities of the long-term loans and payables for each of the five years subsequent to December 31, 2013 are: US$8,738,965, US$8,346,907, US$130,216, US$116,346, and US$nil, respectively.

NOTE 13- CAPITAL LEASES

As of December 31, 2013 and 2012, vehicles were acquired under capital leases with a lease term of 5 years (see Note 6).

The following is an analysis of the vehicles acquired under capital leases.

	December 31, 2013		December 31, 2012

Vehicles	US$	1,260,773	US$	2,617,541

Less: Accumulated depreciation and amortization		269,490		62,167

	US$	992,283	US$	2,555,374

The following is a schedule by years of future minimum lease payments under capital leases and the present value of the net minimum lease payments as of December 31, 2013.

Year ending December 31:

2014	365,626
2015	365,626
2016	365,626
2017	261,824
Total minimum lease payments	1,358,702
Less: Amount representing interest	303,971
Present value of net minimum lease payments	1,054,731

Classification on consolidated balance sheet as of December 31, 2013:
Capital lease obligations – current portion	220,018
Capital lease obligations – non-current	834,713

NOTE 14- ACCRUED EXPENSES

Accrued expenses at December 31, 2013 and 2012 consisted of the following:

	December 31, 2013		December 31, 2012

Research and development costs	US$	9,381,608	US$	11,010,670
Promotion expenses		2,804,764		10,075,999
Advertising costs		1,649,274		5,645,064
Freight charges		1,989,453		2,155,800
Accrued payroll		1,705,310		643,700
Others		1,934,754		1,858,397

Total	US$	19,465,163	US$	31,389,630

Accrued expenses mainly related to services provided by vendors during the second half year of 2013, for which payments are due in 2014. These accrued expenses were determined based on the contract amounts specified in the agreements with the vendors.

NOTE 15 - OTHER PAYABLES

Other payable as of December 31, 2013 mainly represented payable of US$324,410 for the expansion construction of the production plant in Yongye Fumin, interest payable of US$1,338,992 and non income tax payable of US$1,536,545. Other payable as of December 31, 2012 mainly represented payable of US$1,463,905 for the expansion construction of the production plant in Yongye Fumin and non income tax payable of US$491,042.

NOTE 16 - EQUITY FINANCING

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

Based on the historical income level, year to date income (as adjusted for exclusion of certain items) and projected net income (as adjusted for exclusion of certain items) and earnings per share for the following year, management believes it is not probable that the Series A convertible preferred shares are redeemable as at December 31, 2013 and 2012. The Company assesses the probability of whether the redeemable Series A convertible preferred shares are redeemable at each reporting period end.

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

As of December 31, 2012, there were 81,190 warrants outstanding, all of which were exercised in January 2013. In connection with the exercise, the Company issued 81,190 shares of common stock and received $125,014 from warrant holders that cash exercised. As of December 31, 2013, there were no warrants outstanding.

The potential cash payments and the down-round provision precluded the classification of these warrants as equity. Accordingly, the warrants were accounted for as a liability and adjusted to fair value through earnings at each reporting date. The loss resulting from the increase in fair value of warrants was nil and US$296,822 for the year ended December 31, 2013 and 2012. The gain resulting from the decrease in fair value of warrants was US$719,085 for the year ended December 31, 2011.

The estimated fair values of the warrants issued to April Investor and September Investor were determined at December 31, 2012 using Binominal Option Pricing Model with Level 2 inputs. The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were measured at fair value on a recurring basis as of December 31, 2012.

Fair Value Measurements Using:
Quoted Prices in
Active Markets for
			Identical Financial	Significant Other		Significant
			Assets and Liabilities	Observable Inputs		Unobservable Inputs
December 31, 2012	Total		Level 1	Level 2		Level 3

Liabilities at fair value:
Derivative liabilities-warrants	US$	348,364	-	US$	348,364	-

The fair values of the warrants are summarized as follows:

	April Warrants		September Warrants
Fair value of warrant per share at:
Date of issuance	US$	1.07	US$	2.08
December 31, 2012		-		4.29

The fair values of the warrants outstanding as of December 31, 2012 were determined based on the Binominal option pricing model, using the following key assumptions:

	December 31, 2012
	April		September
	Warrants		Warrants

Expected volatility		-		45%

Expected dividends yield		-		0%

Time to maturity		-		0.7 years

Risk-free interest rate per annum		-		0.063%

Fair value of underlying common shares (per share)	US$	5.83	US$	5.83

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

The total stock-based compensation cost recognized in the general and administrative expenses for the year ended December 31, 2013, 2012 and 2011 were nil, US$3,769,678 and US$6,056,194, respectively.

NOTE 17 - STATUTORY RESERVE

Yongye Nongfeng and Yongye Fumin are required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principle in the PRC to a statutory surplus reserve until the reserve balance reaches 50% of its registered capital. For the years ended December 31, 2013 and 2012, Yongye Nongfeng and Yongye Fumin made appropriations to this statutory reserve of US$8,771,700 and US$10,908,314, respectively. The accumulated balance of the statutory reserve of Yongye Nongfeng and Yongye Fumin as of December 31, 2013 and 2012 was US$ 41,403,183 and US$32,631,483, respectively.

In accordance with the PRC laws and regulations, Yongye Nongfeng and Yongye Fumin are restricted in its ability to transfer a portion of its net assets to the Company in the form of dividends, which amounted to US$39,333,024, representing the amount of accumulated balance of statutory reserve of Yongye Nongfeng and Yongye Fumin attributable to the Company as of December 31, 2013.

NOTE 18 - INCOME TAXES

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

Hong Kong

ASO is incorporated in Hong Kong and Hong Kong’s profits tax rate is 16.5% from 2011 to 2013. ASO did not earn any income that was derived in Hong Kong for the years ended December 31, 2013, 2012 and 2011, and therefore, ASO was not subject to Hong Kong Profits Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

Effective from January 1, 2008, the PRC’s statutory income tax rate is 25%. The Company’s PRC subsidiaries are subject to income tax rate of 25%, unless otherwise specified.

During the year ended December 31, 2011, Yongye Nongfeng received a High-Tech Enterprise Certificate which entitles it to a preferential tax rate of 15% for three years starting from January 1, 2010. In 2013, Yongye Nongfeng renewed its High-Tech Enterprise qualification, which entitled it to  a preferential income tax rate of 15% for three years starting from January 1, 2013.

Pursuant to an approval from the Inner Mongolia Autonomous Region National Tax Authority on November 26, 2012, Yongye Fumin, a foreign investment enterprise located in the Western Region of the PRC, was entitled to a preferential income tax rate of 15% retrospectively effective from January 1, 2011 to December 31, 2020.

The components of earnings (losses) before income taxes are as follows:

	For the Years Ended
	December 31, 2013		December 31, 2012		December 31, 2011

PRC, excluding Hong Kong	US$	217,326,090	US$	130,119,582	US$	117,018,975
U.S.		-		(4,066,500)		(5,287,109)
Hong Kong		(3,942,004)		(4,215,946)		(3,532,115)
Total	US$	213,384,086	US$	121,837,136	US$	108,199,751

Income tax expense for the years ended December 31, 2013, 2012 and 2011 represents PRC current income tax expense and deferred tax benefit:

	For the Years Ended
	December 31, 2013		December 31, 2012		December 31, 2011

Current income tax expense	US$	35,825,408	US$	33,778,574	US$	21,047,004
Deferred tax benefit		(2,474,423)		(10,974,693)		(2,639,450)
	US$	33,350,985	US$	22,803,881	US$	18,407,554

Reconciliation between income tax expense and the amounts computed by applying the PRC statutory tax rate of 25% to earnings before income tax expense is as follows:

	For the Years Ended
	December 31, 2013		December 31, 2012		December 31, 2011

Computed expected tax expense	US$	53,346,021	US$	30,459,284	US$	27,049,938
Tax rate differential for a non-PRC entity		-		(365,985)		(475,840)
Tax effect of an entity not subject to income tax		985,501		1,053,987		883,029
Non-taxable income		-		-		(261,489)
Non-deductible expenses
Stock-based compensation		-		1,281,691		2,059,106
Others		1,248,647		1,503,976		691,636
Tax rate preferential		(23,878,800)		(21,921,042)		(13,485,243)
Tax rate differential on deferred taxes		1,649,616		7,175,451		1,946,417
Change in tax rate		-		(325,190)		-
Impairment loss of goodwill		-		2,693,526		-
Interest for underpayment of current income taxes		-		1,248,183		-
Income tax expense	US$	33,350,985	US$	22,803,881	US$	18,407,554

Other non-deductible expenses mainly consist of non-deductible interest expense and non-deductible loss relating to changes in fair value of derivative liabilities.

The PRC tax rate has been used because the majority of the Company’s consolidated pre-tax earnings arise in the PRC.

As of December 31, 2013 and 2012, significant temporary differences between the tax basis and financial statements basis of accounting for assets and liabilities that gave rise to deferred taxes were principally related to the following:

	December 31, 2013		December 31, 2012

Deferred tax assets:
Provision of allowance for doubtful accounts	US$	1,398,111	US$	1,351,194
Accounts receivable, primarily revenue recognition		11,217,288		10,240,603
Tax loss carryforwards		389,318		389,318
Gross deferred tax assets		13,004,717		11,981,115
Less: valuation allowance		(389,318)		(389,318)
Deferred tax assets, net	US$	12,615,399	US$	11,591,797

Deferred tax liabilities arising from:
Distributor vehicles	US$	5,410,240	US$	6,618,794
Deferred tax liabilities	US$	5,410,240	US$	6,618,794

Classification on consolidated balance sheets:
Deferred tax assets - current	US$	12,615,399	US$	11,591,797

Deferred tax liabilities - non-current	US$	5,410,240	US$	6,618,794

As of December 31, 2013, for United States federal income tax purposes, the Company had tax loss carry-forwards of approximately US$1,145,053, of which US$25,238, US$1,119,771, US$18 and US$26 would expire on December 31, 2027, 2028, 2029 and 2030, respectively, if unused. In view of its cumulative loss position, full valuation allowances were provided as of December 31, 2013 and 2012.

The increase in valuation allowance during the years ended December 31, 2013, 2012 and 2011 was $ nil.

According to the prevailing PRC income tax law and its relevant regulations, dividends related to earnings accumulated beginning on January 1, 2008 and paid to non-PRC-resident enterprises by the Company are subject to withholding tax at 10%, unless reduced by tax treaties or similar arrangement. Undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. The Company’s distributions from its PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable qualified foreign tax credits. Due to the Company’s plan and intention to reinvest its earnings in its PRC business, the Company has not provided for deferred tax liabilities amounting to US$145,161,201 and US$88,614,316 (which does not include any potential qualified foreign tax credits or potential PRC dividend withholding taxes), for U.S. federal income tax purposes on its PRC subsidiaries’ undistributed earnings as of December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the undistributed earnings of the Company’s PRC subsidiaries were approximately US$426,944,708 and US$260,630,340, respectively.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits in the PRC for the years ended December 31, 2013, 2012 and 2011 is as follows:

	For the Years Ended
	December 31, 2013		December 31, 2012		December 31, 2011
Balance as of January 1	US$	6,683,802	US$	4,297,842	US$	3,885,856
Additions based on tax positions related to the prior year		1,882,731		719,579		411,986
Additions based on tax positions related to the current year		1,828,925		1,666,381		-

Balance as of December 31	US$	10,395,458	US$	6,683,802	US$	4,297,842

Included in the balance of unrecognized tax benefits as of December 31, 2013, 2012 and 2011 are potential benefits of US$3,711,656, US$2,385,960 and US$411,986, respectively, if recognized, would affect the effective tax rate. As of December 31, 2013, the amount of unrecognized tax benefits of US$10,395,458 was included in other non-current liability. The unrecognized tax benefits mainly represent the estimated income tax expense the Company would be requested to pay should its accrued expenses and amortization for tax purpose be non-deductible in accordance with current PRC income tax laws and regulations. The Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. No interest and penalty expenses were recorded for the years ended December 31, 2013, 2012 and 2011.

NOTE 19 - FAIR VALUE MEASUREMENTS

The fair values of the financial instruments as of December 31, 2013 and 2012 represent the estimated amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. The fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

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

Long-term loans and payables: The fair value of the Company’s long-term loans and payables is estimated by discounting future cash flows using current market interest rates offered to the Company and its subsidiaries for debts with substantially the same characteristics and maturities, and which approximated to its carrying amount as of December 31, 2013 and 2012.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

In December 2010, the Company entered into an operating lease for an office space in Beijing, PRC for the period from January 1, 2011 to December 31, 2013. The lease expense for the Beijing office was US$269,488, US$264,347and US$258,102 for the year ended December 31, 2013, 2012 and 2011, respectively. In December 2013, the lease contract was renewed and the tenancy period was extended to December 31, 2014. As of December 31, 2013, the minimum lease payment for next year under non-cancellable operating lease agreement is US$625,803. There is no minimum lease payment in the next second, third, fourth and fifth year.

On or about October 18, 2012 and October 22, 2012, five shareholder class action complaints were filed against the Company and certain officers and directors thereof in connection with the preliminary, non-binding proposal letter dated October 15, 2012, from Mr. Zishen Wu, MSPEA and Abax Global Capital (Hong Kong) Limited, to acquire all outstanding shares of common stock of the Company not already owned by those parties, in a going private transaction for $6.60 per share of common stock in cash, subject to certain conditions (the “Wu Proposal”). The five complaints are captioned, respectively, Doherty v. Yongye International, Inc., et al., A-12-670343-C; Kirby v. Zishen Wu, et al., A-12-670468-C; Calisti v. Zishen Wu, et al., Case No. A-12-670758-B; Kong, et al. v. Zishen Wu, et. al., Case No. A-12-670874-B; and Harris v. Yongye International, Inc., et al. , Case No. A-12-670817-B. Each of the  complaints was filed in Nevada state court in the District Court, Clark County, and each challenged the Wu Proposal, alleging among other things, that the consideration to be paid in such proposal was inadequate, as was the process by which the proposal was being evaluated. The complaints sought, among other relief, to enjoin defendants from consummating the Wu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of all of the Company’s shareholders. On or about March 5, 2013, the plaintiff in the Doherty case filed a notice of voluntary dismissal. By stipulation and order, filed on April 23, 2013, the remaining cases were consolidated for all purposes under the caption In re Yongye International, Inc. Shareholders’ Litigation, Case No. A-12-670468-B (the “Consolidation Order”). Under the Consolidation Order, the plaintiffs were directed to file a consolidated complaint within 20 days of the announcement of a definitive merger agreement entered into in connection with any proposed going private transaction. On October 18, 2013 the parties stipulated, and the Court ordered, that the plaintiffs would file the consolidated complaint within 14 days of the filing of the preliminary proxy statement (the “Consolidation Stipulation”). The preliminary proxy statement was filed on October 28, 2013, and the consolidated complaint was filed on November 7, 2013. The consolidated complaint alleges, among other things, that consideration to be paid under the merger agreement is inadequate, that the process leading to the merger agreement was flawed, and that the defendants failed to include all material information in the Proxy Statement.

By stipulation and order filed on December 13, 2013, the defendants’ time to answer or otherwise respond to the consolidated complaint was adjourned until if and after the transaction contemplated in the merger agreement is to close. On December 23, 2013, the plaintiffs filed a motion to preliminarily enjoin the stockholder vote. The motion was heard on January 27, 2014, and on February 19, 2014 the court issued an order denying the plaintiffs’ motion.

The Company has reviewed the allegations contained in the complaints and believe they are without merit. The Company intend to defend the litigations vigorously. Based on the information known to the Company to date and discussion with legal counsel, the Company do not believe that it is probable that a material judgment against it will result.

NOTE 21 - RELATED PARTY TRANSACTIONS AND BALANCES

On January 4, 2011, the Company entered into an operating lease with Inner Mongolia Yongye for a research and development activity facility in Beijing, PRC for the period from January 4, 2011 to December 31, 2011. A new operating lease was entered on January 4, 2012 for the period from January 4, 2012 to December 31, 2012 that covered a larger facility area. The operating lease was renewed on January 3, 2013 for the period from January 4, 2013 to December 31, 2013. The lease expense for the research and development facility paid to Inner Mongolia Yongye was US$258,431 and US$253,501 for the year ended December 31, 2013 and 2012, respectively. The operating lease was renewed on January 3, 2014 for the period from January 4, 2014 to December 31, 2015.

During the year ended December 31, 2013 and 2012, Yongye Nongfeng and Yongye Fumin obtained a number of short term loans from banks and other financial institution which were guaranteed by the related parties or pledged by the related party’s assets. Detailed information is included in Note 11. No guarantee fees were paid to the related parties.

In October 2013, Yongye Nongfeng disposed eight vehicles acquired under capital lease to Inner Mongolia Yongye. At date of disposal, the capital lease obligations was US$1,619,692. Net gain on this transaction was US$128,000.

NOTE 22 - EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share for the periods indicated:

	For the Years Ended
	December 31, 2013		December 31, 2012		December 31, 2011
Numerator:
Net income attributable to Yongye International, Inc.	US$	170,841,128	US$	93,683,065	US$	84,861,626
Paid-in-kind dividends on redeemable Series A convertible preferred shares		(3,913,137)		(1,981,077)		(1,965,753)
Earnings allocated to participating non-vested shares		-		(1,464,945)		(911,197)
Earnings allocated to participating redeemable Series A convertible preferred shares		(18,507,336)		(9,593,187)		(5,007,541)
Net income for basic earnings per share		148,420,655		80,643,856		76,977,135
Denominator:
Weighted average shares of common stock		50,681,435		49,645,273		49,055,252
Basic earnings per common stock		2.93		1.62		1.57

The holders of the redeemable Series A convertible preferred shares are entitled to receive cumulative paid-in-kind dividends in additional shares of redeemable Series A convertible preferred shares, on each anniversary of the Issuance Date (See Note 16) (“Cumulative Dividends”), and therefore net income attributable to Yongye International, Inc is reduced by dividends accumulated for each reporting period in the computation of basic earnings per share. At each reporting period prior to the dividends declaration date, the fair value of the dividends accumulated is measured based on what it would be if the end of the reporting period was the dividend determination date. In June 2012, 397,727 shares of paid-in-kind dividends with a total fair value of the US$1,808,667 were issued to MPSEA. In June 2013, 425,568 shares of paid-in-kind dividends were issued to MSPEA with a total fair value of the US$3,504,983.

The following table sets forth the computation of diluted earnings per share for the periods indicated:

	For the Years Ended
	December 31, 2013		December 31, 2012		December 31, 2011
Numerator:
Net income allocated to common stockholders as reported in basic EPS	US$	148,420,655	US$	80,643,856	US$	76,977,135
Change in fair value of derivative liabilities		-		-		(719,085)
Net income for diluted earnings per share		148,420,655		80,643,856		76,258,050
Denominator:
Weighted average shares of common stock as reported in basic EPS		50,681,435		49,645,273		49,055,252
Dilutive effect of warrants		-		-		105,821
		50,681,435		49,645,273		49,161,073
Diluted earnings per common stock		2.93		1.62		1.55

As of December 31, 2012, the Company had 81,190 warrants outstanding that could potentially dilute basic earnings per share in the future, but excluded in the computation of diluted earnings per share as their effect would have been anti-dilutive.

NOTE 23 - CONCENTRATIONS AND CREDIT RISKS

At December 31, 2013, the Company held cash in banks in the PRC of approximately US$123,695,150 that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit rating.

Five major customers accounted for 40% and one major customer accounted for 10% of the Company’s total revenue for the year ended December 31, 2013. Five major customers accounted for 46% and one major customer accounted for 12% of the Company’s total revenue for the year ended December 31, 2012. Five major customers accounted for 33% and one major customer accounted for 8% of the Company’s total revenue for the year ended December 31, 2011. The Company’s total revenue to five major customers was US$268,509,308, US$207,096,143 and US$130,621,380 for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, all these major customers are distributors in the PRC agriculture industry.

For the year ended December 31, 2013				For the year ended December 31, 2012				For the year ended December 31, 2011
Largest	Amount of		% Total	Largest	Amount of		% Total	Largest	Amount of		% Total
Customers	Sales		Sales	Customers	Sales		Sales	Customers	Sales		Sales
Customer A	US$	66,868,764	10%	Customer A	US$	51,717,226	12%	Customer D	US$	29,392,316	8%
Customer B		53,523,625	8%	Customer B		41,542,050	9%	Customer B		27,863,170	7%
Customer C		50,977,350	8%	Customer C		39,801,691	9%	Customer E		25,868,477	6%
Customer D		49,323,663	7%	Customer D		37,526,836	8%	Customer F		23,874,310	6%
Customer E		47,815,906	7%	Customer E		36,508,340	8%	Customer C		23,623,107	6%
Total	US$	268,509,308	40%	Total	US$	207,096,143	46%	Total	US$	130,621,380	33%

Three major suppliers accounted for 76% (US$276,115,157) and one major supplier accounted for 41% (US$148,295,846) of the Company’s total inventory purchases for the year ended December 31, 2013.Three major suppliers accounted for 65% (US$126,720,938) and one major supplier accounted for 26% (US$51,036,478) of the Company’s total inventory purchases for the year ended December 31, 2012. Three major suppliers accounted for 82% (US$140,532,329) and one major supplier accounted for 39% (US$66,055,372) of the Company’s total inventory purchases for the year ended December 31, 2011. If these suppliers terminate their supply relationship with the Company, the Company may be unable to purchase sufficient raw materials on acceptable terms which may adversely affect the Company’s results of operations.

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

NOTE 24 - Unaudited Quarterly Financial Data

	For the Quarters Ended
	March 31, 2013		June 30, 2013		September 30, 2013		December 31, 2013

Sales	US$	45,268,520	US$	301,337,371	US$	223,239,572	US$	92,035,637
(Losses)/Earnings before income tax expense		(629,559)		107,957,353		88,621,036		17,435,256
Income tax (benefit)/expense		(5,079)		16,858,170		14,295,663		2,202,231
Net (loss)/income		(624,480)		91,099,183		74,325,373		15,233,025

Net (loss)/income per share of common stock:
Basic	US$	(0.03)	US$	1.50	US$	1.22	US$	0.24
Diluted	US$	(0.03)	US$	1.50	US$	1.22	US$	0.24

Weighted average shares used in computation:
Basic		50,669,880		50,685,216		50,685,216		50,685,216
Diluted		50,669,880		50,685,216		50,685,216		50,685,216

	For the Quarters Ended
	March 31, 2012		June 30, 2012		September 30, 2012		December 31, 2012

Sales	US$	64,365,644	US$	177,625,986	US$	129,734,770	US$	71,260,204
Earnings before income tax expense		21,057,538		52,489,857		21,612,208		26,677,533
Income tax expense		3,740,222		9,272,206		4,084,473		5,706,980
Net income		17,317,316		43,217,651		17,527,735		20,970,553

Net income per share of common stock:
Basic	US$	0.28	US$	0.75	US$	0.28	US$	0.32
Diluted	US$	0.27	US$	0.74	US$	0.28	US$	0.32

Weighted average shares used in computation:
Basic		49,370,711		49,370,711		49,370,711		50,462,990
Diluted		49,460,252		49,445,176		49,370,711		50,462,990

Note 25 - Yongye International, Inc. (Parent Company)

The following represents condensed unconsolidated financial information of the Parent Company only:

Condensed Balance Sheets

	December 31, 2013		December 31, 2012

Cash	US$	-	US$	-
Investment in and amount due from subsidiary	US$	656,720,209	US$	467,029,517
Total Assets		656,720,209		467,029,517

Derivative Liabilities - fair value of warrants		-		348,364
Total Liabilities		-		348,364

Redeemable Series A convertible preferred shares		54,713,640		51,208,657

Total Equity		602,006,569		415,472,496

Total Liabilities, Redeemable Series A convertible preferred shares and Equity	US$	656,720,209	US$	467,029,517

Condensed Statements of Comprehensive Income

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011

Equity in income of subsidiaries	170,841,128	97,749,565	90,148,735

General and administrative expenses	-	(3,769,678)	(6,006,194)

Change in fair value of derivative liabilities	-	(296,822)	719,085

Profit before income tax expense	170,841,128	93,683,065	84,861,626

Income tax expense	-	-	-

Net Income	170,841,128	93,683,065	84,861,626

Condensed Statements of Cash Flows

		For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011

Net cash used in operating activities	-	-	-
Net cash used in investing activities	-	(50,000)	(49,349,990)
Net cash provided by financing activities	-	-	49,399,990
Net (decrease)/increase in cash	-	(50,000)	50,000
Cash at the beginning of year	-	50,000	-
Cash at the end of year	-	-	50,000

