Form 10-K/A
period 2013-12-31
Yongye International, Inc.
filed 2014-04-11
CIK 1398551

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

There were a total of 50,685,216 shares of the registrant’s Common Stock, par value US$0.001 per share, outstanding as of April 10, 2014.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Yongye International, Inc. (together with its subsidiaries, the “Company,” “Yongye,” “we,” “our” or “us”) for the fiscal year ended December 31, 2013 as originally filed with the Securities and Exchange Commission (“SEC”) on March 17, 2014 (the “2013 Annual Report”), is being filed to (i) amend certain disclosures contained in Item 1. Business regarding our cooperative joint venture in China, (ii) include additional disclosures regarding our proposed going private transaction and new planned manufacturing facilities in Item 1A Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (iii) include in the 2013 Annual Report the information required by certain portions of Part III (Items 10, 11, 12 and 14) of Form 10-K.

This Amendment No. 1 does not affect any other portion of the 2013 Annual Report. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after March 17, 2014, the filing date of the 2013 Annual Report.

TABLE OF CONTENTS

PART I

Item 1. Business	3

Item 1A. Risk Factors	17

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

PART III

Item 10. Directors, Executive Officers and Corporate Governance	52

Item 11. Executive Compensation	57

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	61

Item 14. Principal Accountant Fees and Services	64

PART IV

Item 15. Exhibits and Financial Statement Schedules	67

Signatures	70

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This 2013 Annual Report contains forward-looking statements and information relating to Yongye International, Inc., that is based on the beliefs of our management as well as assumptions made by and information currently available to us. When used in this 2013 Annual Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; SEC regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Important factors that may cause actual results to differ from those projected include the risk factors specified above. Notwithstanding the above, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered as an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of this 2013 Annual Report; and any statements or assumptions underlying  any of the foregoing. Also, forward-looking statements represent our estimates and assumptions only as of the date of this 2013 Annual Report. You should read this report or that we filed as exhibits hereto, completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to:

•	“Yongye,” “we,” “us,” “YONG,” “the Company” or “our Company” are references to Yongye International, Inc.;

•	“YongyeNongfeng” is a reference to YongyeNongfeng Biotechnology Co., Ltd.;

•	“YongyeFumin” is a reference to Inner Mongolia YongyeFumin Biotechnology Co., Ltd.;

•	“Inner Mongolia Yongye” is a reference to Inner Mongolia Yongye Biotechnology Co., Ltd.;

•	“China” and “PRC” are references to the People’s Republic of China;

•	“Preferred Shares” are the Company’s Redeemable Series A convertible preferred shares, par value $.001;

•	“RMB” is a reference to Renminbi, the legal currency of China;

•	“U.S. dollar,” “$” and “US$” are references to the legal currency of the United States;

•	“Securities Act” is a reference to Securities Act of 1933, as amended; and

•	“Exchange Act” is a reference to the Securities Exchange Act of 1934, as amended.

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

Restructuring

At the time we acquired Fullmax, it had acquired certain assets that form the basis of our trading business from Inner Mongolia Yongye Biotechnology Co., Ltd., a company organized under the laws of the PRC (“Inner Mongolia Yongye”), and owned and controlled by Zishen Wu, our chairman, chief executive officer and president. The first step in this process occurred in November 2007, when Fullmax’s wholly-owned subsidiary, Asia Standard Oil Limited, a Hong Kong company (“Asia Standard”) entered into a Sino-foreign cooperative joint venture agreement with Inner Mongolia Yongye (the “2007 CJV Agreement”). The CJV which was formed was Yongye Nongfeng Biotechnology Co., Ltd (“Yongye Nongfeng”).

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

As part of the Restructuring and pursuant to the 2007 CJV Agreement, Inner Mongolia Yongye transferred to Yongye Nongfeng its management and other personnel, and the land, buildings and equipment comprising its manufacturing facility. In addition, Inner Mongolia Yongye assisted with obtaining the necessary governmental approvals required for these transfers, as well as with the issuance in May 2009 by the PRC Ministry of Agriculture of a fertilizer license, the patented technology under which was formerly held in the name of Inner Mongolia Yongye, to Yongye Nongfeng.

All of our operations are conducted through Yongye Nongfeng, and its 100% owned subsidiary Yongye Fumin. Pursuant to the 2007 CJV Agreement, among other things, (i) Asia Standard Oil was entitled to 90% of the profits distribution of Yongye Nongfeng and Inner Mongolia Yongye was entitled to 10%; (ii) upon the liquidation of Yongye Nongfeng and after its liquidation committee pays up all of its outstanding debts, the remaining properties were to belong to Inner Mongolia Yongye; and (iii) the board of Yongye Nongfeng shall consist of three directors, one of whom was to be appointed by Asia Standard Oil and two of whom were to be appointed by Inner Mongolia Yongye.

On December 1, 2007, Asia Standard Oil entered into a letter agreement (the“2007 Letter Agreement”) with Inner Mongolia Yongye, pursuant to which Inner Mongolia Yongye unconditionally and irrevocably granted Asia Standard Oil the right to nominate one of the two directors of Yongye Nongfeng that Inner Mongolia Yongye was entitled to appoint under the 2007 CJV Agreement and agreed to appoint such director at Asia Standard Oil’s nomination and request. Asia Standard Oil and Inner Mongolia Yongye have complied with the terms of the 2007 Letter Agreement, which still remains effective.

On June 5, 2009, Asia Standard Oil and Inner Mongolia Yongye entered into an amended cooperative joint venture contract to revise the profit-sharing percentage such that Asia Standard Oil and Inner Mongolia Yongye were entitled to 99.5% and 0.5% of Yongye Nongfeng’s profits distribution respectively.

On October 10, 2009, Asia Standard Oil and Inner Mongolia Yongye entered into the restated cooperative joint venture contract dated October 10, 2009 (the “2009 CJV Agreement”). Pursuant to the terms of the 2009 CJV Agreement, we are entitled to 95% of the profits of Yongye Nongfeng and Inner Mongolia Yongye is entitled to 5%. The 2009 CJV Agreement also provides that upon the liquidation of Yongye Nongfeng and after its liquidation committee pays up all of its outstanding debts, the remaining properties shall be distributed to its shareholders according to their respective profit distribution proportions of Yongye Nongfeng (thus, under the 2009 CJV Agreement, Asia Standard Oil would receive 95% of the assets).

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

*	Pursuant to the terms of the 2009 CJV Agreement we are entitled to 95% of the profits distribution of Yongye Nongfeng and Inner Mongolia Yongye is entitled to 5%. In preparing the consolidated financial statements, Inner Mongolia Yongye was noncontrolling interest holder as of December 31, 2011, 2012 and 2013.

The Articles of Association of Yongye Nongfeng provide that the termination and dissolution of Yongye Nongfeng shall be unanimously approved by its board of directors. In addition, subject to PRC law, each shareholder has the right to terminate Yongye Nongfeng in certain circumstances, such as the inability of Yongye Nongfeng to continue operations due to the failure of the other shareholder’s failure to fulfill its obligations under the 2009 CJV Agreement and the Articles of Association of Yongye Nongfeng.

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

The Merger Agreement contained representations and warranties of the Parties that are, in general, customary for a transaction of this type. The assertions embodied in those representations and warranties were made solely for purposes of the contract among the Parties and may be subject to important qualifications and limitations agreed to by the Parties in connection with the negotiated terms. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a contractual standard of materiality different from those generally applicable to investors or may have been used for purposes of allocating risk among the Parties rather than establishing matters as facts.

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

The Merger Agreement also included customary termination provisions for both the Company and Parent. In specified circumstances, if the Merger Agreement is terminated, the Company shall pay Parent a termination fee in the amount of $4,000,000 or $2,000,000, as applicable, or receive from Parent a termination fee in the amount of $10,000,000. The Merger Agreement also provides that if the required stockholder approvals shall not have been obtained at the stockholders’ meeting, Parent shall reimburse the Company’s expenses up to $2,000,000.

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

On April 9, 2014, the Parties entered into an amendment (the “Amendment”) to the Merger Agreement (the Merger Agreement as so amended, the “Amended Merger Agreement”).

The Amendment provides for an increase in the per share merger consideration to be paid to holders of shares of common stock of the Company under the Amended Merger Agreement, other than the Excluded Shares, from $6.69 per Share to $7.10 per Share.

The Amendment revises the requirement that the Merger Agreement be approved by the affirmative vote of the holders of at least a majority of the issued and outstanding shares of common stock of the Company (other than the Excluded Shares) to instead require that the Amended Merger Agreement be approved by the affirmative vote of the holders of at least a majority of the issued and outstanding shares of common stock of the Company (other than the Excluded Shares) that are present in person or by proxy and voting for or against approval of the Amended Merger Agreement at the stockholders’ meeting.

The Amendment also provides for an increase in the maximum amount of the Company’s expenses in connection with the transactions contemplated by the Merger Agreement reimbursable by Holdco and Parent under certain circumstances in which the Amended Merger Agreement is terminated from US$2,000,000 to US$3,000,000 and extends the termination date from June 23, 2014 to September 22, 2014 such that, subject to certain conditions, the Amended Merger Agreement may be terminated and the merger may be abandoned by either the Company (upon the approval of the special committee of the Company’s Board of Directors) or Parent if the proposed merger is not consummated on or before September 22, 2014.

Other than as expressly modified by the Amendment, the Merger Agreement remains in full force and effect as originally executed on September 23, 2013.

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

For the year ended December 31, 2013, our actual production output for liquid crop nutrient product was 53,789 tons and the actual output for powder animal nutrient was 1,479 tons.  We expect to continue to expand our production capacity as required to respond to increasing demand for our products in the future, including the planned construction of new manufacturing facilities.

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

Set forth below is information with respect to our executive officers:

Name	Age	Position
Zishen Wu	45	Chief Executive Officer, President and Chairman
Sam (Yue) Yu	38	Chief Financial Officer

Zishen Wu, Chief Executive Officer, President and Chairman

Mr. Wu is CEO and Chairman of the Board of Directors of the Company and Yongye Nongfeng. Mr. Wu began his career as an official at the State Planning Department in Inner Mongolia from 1984 to 1988. From 1989 to 2000, Mr. Wu worked at Inner Mongolia Constructional Consulting and Investment Co., Ltd., a business entity managing state-owned assets in Inner Mongolia. He also served as directors on the boards of several state-owned companies in textile, dairy and agriculture industries. In 2001, Mr. Wu founded Yongye Technology Company in Inner Mongolia, an entity that distributed consumer electronics. In 2003, Mr. Wu founded Inner Mongolia Yongye Biotechnology Co., Ltd, an entity that engages in business in agriculture industry. Mr. Wu was General Manager of Inner Mongolia Yongye Biotechnology Co., Ltd. from January 2003 to December 2007. Mr. Wu currently is Vice Chairman of Inner Mongolia Federation of Industry and Commerce. Mr. Wu has an EMBA degree from School of Management of Fudan University. We believe that Mr. Wu’s knowledge of the nutrient industry in the PRC brings a unique expertise to the Board of Directors.

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

We established our cooperative joint venture, Yongye Nongfeng, on January 4, 2008, with the intention of carrying out the business of marketing and distributing, and the ultimate goal of manufacturing of our fulvic acid based crop and animal nutrient products. In October 2009, we completed the transfer of manufacturing business of our products from Inner Mongolia Yongye (which is under the control of Mr. Zishen Wu), to Yongye Nongfeng (Mr. Wu is also the CEO of Yongye Nongfeng), including all assets related to the manufacturing, distribution and sales as well as all applicable licenses and titles (the “Restructuring”). On October 10, 2009, the cooperative joint venture contract and Yongye Nongfeng’s articles of association were revised, and the profit distribution percentage and the post-dissolution remaining asset distribution percentage of Inner Mongolia Yongye in Yongye Nongfeng increased to 5% from the previous 0.5%. On July 20, 2010, Yongye Nongfeng set up a wholly-owned subsidiary, Yongye Fumin to expand the production capacity for fulvic acid based liquid and powder nutrient compounds.

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

In particular, we expect to have a shortage of manufacturing capacity to meet our sales projections and plan to start construction of new manufacturing facilities in the second half of 2014 to address such shortage and seek to meet such sales projections. We expect the capital expenditure requirements for the new manufacturing facilities to be significant and we intend to finance such new manufacturing facilities primarily from existing cash resources of the Company, cash from operations and, to the extent necessary, external debt or equity financing. However, there can be no assurance that the new manufacturing facilities will be completed within the timeframe that we anticipate or at all. If we are unable to complete the new manufacturing facilities, our business and prospects, as well as our results of operations, may be materially and adversely affected.

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

We derive our revenues from the sale of products through our distributors and are subject to counterparty risks such as our distributors’ inability to pay. We provide credit terms of six months to all of our approved distributors. The credit period we grant and our credit policies are generally in line with market practice. Under our payment terms, we typically allow our distributors to pay the total purchase price within six months after the receipt of our products. Our peak selling seasons are normally the second quarter and the third quarter, accounting for 70%-80% of our full year sales. Payments for most of our sales made during peak seasons are generally collected in the fourth quarter and the first quarter of the following year. As of December 31, 2013 and 2012, our accounts receivable amounted to US$334.1 million and US$293.6 million, respectively.

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

Our capital requirements may be accelerated as a result of many factors, including the growth and timing of our business development activities, including the planned construction of our new manufacturing facilities, budget shortfalls, unanticipated expenses or capital expenditures, future product opportunities, future licensing opportunities and future business combinations. Consequently, we may need to seek additional debt or equity financing, which may not be available on favorable terms, or at all, and which may be dilutive to our stockholders.

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

Risks Related to our Securities

If the merger does not close, our operations after any termination of the Amended Merger Agreement may suffer from the effects of business uncertainties resulting from the announcement of the proposed merger and costs associated with the proposed merger. The failure of the proposed merger to close would also likely have an effect on the market price of our common stock.

On September 23, 2013, the Company entered into the Merger Agreement, pursuant to which, upon the terms and subject to the conditions thereof, at the effective time of the merger, Merger Sub will be merged with and into the Company, the Company will become a wholly-owned subsidiary of Parent and each of the Company’s shares of common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive US$6.69 in cash without interest, except for Excluded Shares, which will be cancelled for no consideration and cease to exist as of the effective time of the merger.

At the adjourned special meeting of stockholders of the Company held on March 5, 2014, the proposal to approve the Merger Agreement did not receive approval from at least a majority of the issued and outstanding shares of common stock of the Company (other than the Excluded Shares) and the Merger Agreement was not approved by the Company’s stockholders.

On April 9, 2014, the Company entered into the Amendment to the Merger Agreement. Pursuant to the Amended Merger Agreement, the merger consideration payable to holders of shares of the Company’s common stock (other than the Excluded Shares) has been increased to US$7.10 in cash without interest, and the stockholder voting requirement relating to the approval of the Amended Merger Agreement has been modified to require approval by the affirmative vote of the holders of at least a majority of the issued and outstanding shares of common stock of the Company (other than the Excluded Shares) that are present in person or by proxy and voting for or against approval of the Amended Merger Agreement at the special stockholders’ meeting to be held to approve the Amended Merger Agreement, rather than the prior requirement of the affirmative vote of the holders of at least a majority of the issued and outstanding shares of common stock of the Company (other than the Excluded Shares).

Uncertainty about the effect of the merger on our employees, customers, and other parties may have an adverse effect on our business. Such uncertainty may impair our ability to attract, retain, and motivate key personnel, including our executive leadership, and could cause customers, suppliers, financial counterparties, and others to seek to change existing business relationships with us.

We have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the merger. Many of the fees and costs will be payable by us even if the merger is not completed.

The outcome of the Amended Merger Agreement and the ongoing litigation arising from the Wu Proposal and the Amended Merger Agreement may have a material adverse effect on our financial performance and the market price of our common stock.

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

The Merger Agreement contained representations and warranties of the Parties that are, in general, customary for a transaction of this type. The assertions embodied in those representations and warranties were made solely for purposes of the contract among the Parties and may be subject to important qualifications and limitations agreed to by the Parties in connection with the negotiated terms. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a contractual standard of materiality different from those generally applicable to investors or may have been used for purposes of allocating risk among the Parties rather than establishing matters as facts.

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

The Merger Agreement also included customary termination provisions for both the Company and Parent. In specified circumstances, if the Merger Agreement is terminated, the Company shall pay Parent a termination fee in the amount of $4,000,000 or $2,000,000, as applicable, or receive from Parent a termination fee in the amount of $10,000,000. The Merger Agreement also provides that if the required stockholder approvals shall not have been obtained at the stockholders’ meeting, Parent shall reimburse the Company’s expenses up to $2,000,000.

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

On April 9, 2014, the Parties entered into an amendment (the “Amendment”) to the Merger Agreement (the Merger Agreement as so amended, the “Amended Merger Agreement”).

The Amendment provides for an increase in the per share merger consideration to be paid to holders of shares of common stock of the Company under the Amended Merger Agreement, other than the Excluded Shares, from $6.69 per Share to $7.10 per share.

The Amendment revises the requirement that the Merger Agreement be approved by the affirmative vote of the holders of at least a majority of the issued and outstanding shares of common stock of the Company (other than the Excluded Shares) to instead require that the Amended Merger Agreement be approved by the affirmative vote of the holders of at least a majority of the issued and outstanding shares of common stock of the Company (other than the Excluded Shares) that are present in person or by proxy and voting for or against approval of the Amended Merger Agreement at the stockholders’ meeting.

The Amendment also provides for an increase in the maximum amount of the Company’s expenses in connection with the transactions contemplated by the Merger Agreement reimbursable by Holdco and Parent under certain circumstances in which the Amended Merger Agreement is terminated from US$2,000,000 to US$3,000,000 and extends the termination date from June 23, 2014 to September 22, 2014 such that, subject to certain conditions, the Amended Merger Agreement may be terminated and the merger may be abandoned by either the Company (upon the approval of the special committee of the Company’s Board of Directors) or Parent if the proposed merger is not consummated on or before September 22, 2014.

Other than as expressly modified by the Amendment, the Merger Agreement remains in full force and effect as originally executed on September 23, 2013.

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

Liquidity and Capital Resources

Our Company has historically financed its operations and capital expenditures principally through issuance of common shares and bank loans. As is customary in the industry, we provide credit terms to all of our distributors which typically exceed the terms that we receive from our suppliers. Currently, we provide credit terms of up to six months to all of our approved distributors. Therefore, our liquidity needs have generally consisted of working capital necessary to finance receivables and raw material and finished goods inventory. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated future operating cash needs for the coming growing season. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue and to finance our new manufacturing facilities. Therefore, there can be no assurance that such additional investment will be available to us, or if available, that it will be available on terms acceptable to us.

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

Capital Expenditure Requirements for New Manufacturing Facilities

Our Company expects to have a shortage of manufacturing capacity to meet our sales projections and plans to start construction of new manufacturing facilities in the second half of 2014 to address such shortage and seek to meet such sales projections. We expect the capital expenditure requirements for the new manufacturing facilities to be significant and we intend to finance such new manufacturing facilities primarily from existing cash resources of the Company, cash from operations and, to the extent necessary, external debt or equity financing.

However, there can be no assurance that such new manufacturing facilities will be completed within the timeframe that we anticipate or at all. If we are unable to complete the new manufacturing facilities, our business and prospects, as well as our results of operations, may be materially and adversely affected.

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

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

 The Board of Directors is presently composed of six (6) members as indicated in the table below.

Name	Age	Other positions with Company; other directorships held in last five years	Has served as Company director since
Zishen Wu	46	Chief Executive Officer, President and Chairman	2008
Homer Sun	43	Director; Director of China Shanshui Cement Group Limited and China Flooring Holding Company Limited; Prior Director of Sihuan Pharmaceutical Holdings Group Limited	2011
XiaochuanGuo	48	Independent Non-Executive Director	2008
Sean Shao	57	Independent Non-Executive Director	2009
Xindan Li	47	Independent Non-Executive Director	2009
Rijun Zhang	51	Independent Non-Executive Director	2009

The business experience during at least the last five years of each of these individuals is as follows:

Mr. Zishen Wu, Chief Executive Officer, President and Chairman

Mr. Wu is CEO and Chairman of the Board of Directors of our Company and YongyeNongfeng. Mr. Wu began his career as an official at the State Planning Department in Inner Mongolia from 1984 to 1988. From 1989 to 2000, Mr. Wu worked at Inner Mongolia Constructional Consulting and Investment Co., Ltd., a business entity managing state-owned assets in Inner Mongolia. He also served as directors on the boards of several state-owned companies in textile, dairy and agriculture industries. In 2001, Mr. Wu founded Yongye Technology Company in Inner Mongolia, an entity that distributed consumer electronics. In 2003, Mr. Wu founded Inner Mongolia Yongye Biotechnology Co., Ltd, an entity that engages in business in agriculture industry. Mr. Wu was General Manager of Inner Mongolia Yongye Biotechnology Co., Ltd. from January 2003 to December 2007. Mr. Wu currently is Vice Chairman of Inner Mongolia Federation of Industry and Commerce. Mr. Wu has an EMBA degree from School of Management of Fudan University. We believe that Mr. Wu’s knowledge of the agricultural nutrient industry in the PRC brings a unique expertise to the Board of Directors.

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

Dr. Xiaochuan Guo, Independent Director, Chairman of Nominating and Corporate Governance Committee

Professor Xiaochuan Guo joined the Company as an Independent Director in April 2008. Professor Guo received his B.S., M.S. and PhD in management science in Fudan University. He is currently the Dean of the College of Economic & Management and Director of MBA Center of Inner Mongolia University. Professor Guo worked as lecturer for Inner Mongolia University from 1988 to 1992. Professor Guo was the founder of the MBA program at Inner Mongolia University. Professor Guo serves as an Independent Director of Inner Mongolia Ping Zhuang Energy Resource Co., Ltd. He has previously served as a director and as an independent director in several enterprises, such as Inner Mongolia Shunxin Ningcheng Laojiao Co., Ltd., Inner Mongolia Rising Group, Rising Securities and Baotou Aluminum (Group) Co., Ltd., and Yili Industrial Group Co., Ltd. We believe that Mr. Guo’s academic qualifications and knowledge of finance and accounting brings a unique expertise to the Board of Directors.

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

The Board of Directors has determined that XiaochuanGuo, Sean Shao, Xindan Li, Rijun Zhang and Homer Sun are independent under Rule 5605(a)(2) of the listing rules of The NASDAQ Stock Market LLC.

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

The Board of Directors held 5 meetings during 2013. During 2013, no director attended fewer than 75% of the meetings of the Board of Directors and Board committees of which the director was a member. It is the policy of the Board of Directors that all directors should attend the annual meeting of shareholders in person or by teleconference. Last year six directors attended the annual meeting in person or by teleconference.

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

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, engages Company’s independent accountants, reviewing their independence and performance; reviews Company’s financial disclosure, financial statements, and accounting principles, policies, and practices, scope and results of the annual audit, and internal audit and risk management processes and effectiveness of Company’s internal control over financial reporting; reviews related party transactions; and maintains procedures for receipt and handling of reports regarding accounting or financial irregularities. The Audit Committee held 4 meetings during 2013.

The members of the Audit Committee are Sean Shao, Chair, XiaochuanGuo and Xindan Li. The Board has determined that Sean Shao is an audit committee financial expert, as defined by the SEC rules.

Audit Committee Report

With respect to the audit of Company’s financial statements for the year ended December 31, 2013, the Audit Committee has reviewed and discussed the audited financial statements with management and has discussed with Company’s independent accountants the matters required to be discussed by Auditing Standard No. 16 as adopted by the Public Company Accounting Oversight Board (United States); and has received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with the independent accountant the independent accountant’s independence.

Based on these reviews and discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the company’s annual report on Form 10-K for the year ended December 31, 2013.

Sean Shao, Chair

XiaochuanGuo

Xindan Li

Compensation Committee

The Compensation Committee makes recommendations to the Board of Directors concerning salaries and incentive compensation for the Company’s executive officers and administers the Company’s equity incentive plans. The Compensation Committee held 1 meeting during 2013.

The members of the Compensation Committee are Xindan Li, Chair, XiaochuanGuo, and Sean Shao.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee assists the Board of Directors in identifying and recommending qualified individuals to the Board as its nominees for election as directors, in determining the composition of the Board, and in assessing the performance of the Board as a whole and its individual members. The Nominating and Corporate Governance Committee held 1 meeting during 2013.

The members of the Nominating and Corporate Governance Committee are XiaochuanGuo, Chair, Homer Sun, and Xindan Li.

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

Pursuant to the Securities Purchase Agreement and the Certificate of Designation for the Company’s Preferred Shares, MSPEA Agriculture Holding Limited (“MSPEA”) is entitled to designate a non-executive director to the Company’s Board of Directors. After such designee ceases to be a director of the Company, for as long as at least 25% of the Preferred Shares are outstanding, the holders of at least a majority of the outstanding Preferred Shares are similarly entitled to elect one director to the Company’s board of directors.

Homer Sun has been elected by MSPEA, the holder of all of the Preferred Shares, to the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and any beneficial owner of more than 10% of any class of Company equity security to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish copies of the reports to Company. Based solely on the Company’s review of copies of such forms and written representations by Company’s executive officers and directors received by it, the Company believes that during 2013, all such reports were filed timely.

Executive Officers

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of Our Company” in Part I of this 2013 Annual Report.

ITEM 11. Executive Compensation

Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation of the named executive officers for each of the three fiscal years in the period ended December 31, 2013.

FISCAL 2013 COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Zishen Wu	2013	$1,181,000	$965,712	–	–	–	–	–	$2,146,712
(Principal Executive Officer)	2012	$1,181,000	$780,572	–	–	–	–	–	$1,961,572
	2011	$550,000	$567,144	$1,799,926	–	–	–	–	$2,917,070

Sam Yu	2013	$905,000	$772,360	–	–	–	–	–	$1,677,360
(Principal Financial Officer)	2012	$905,000	$624,458	–	–	–	–	–	$1,529,458
	2011	$400,000	$608,048	$1,198,879	–	–	–	–	$2,206,927

Nan Xu(1)	2013	$167,120	–	–	–	–	–	–	$167,120
(Chief Operating Officer)	2012	$400,000	–	–	–	–	–	–	$400,000
	2011	$196,546	–	$450,785	–	–	–	–	$647,331

(1)	Mr. Xu resigned from his position as a director and Chief Operating Officer of the Company effective October 1, 2013.

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

Assuming the employment of the Company’s named executive officers were to be terminated without cause or for good reason or in the event of change in control, as of December 31, 2013, none of the named executive officers would have been entitled to any cash payments.

Grants of Plan Based Awards

 None of our named executive officers received a plan based award during 2013.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2013, our named executive officers did not hold any unexercised options, shares of stock which had not vested or any equity incentive plan awards.

Option Exercises and Stock Vested

The following table sets forth aggregate information with respect to each named executive officer regarding exercise of stock options and vesting of restricted stock for fiscal 2013.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Zishen Wu	—	—	—	$—
Sam Yu	—	—	—	—
Nan Xu	—	—	—	—

Compensation of Directors

The following table sets forth information regarding compensation of each director, other than named executive officers, for fiscal 2013.

FISCAL 2013 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(5)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rijun Zhang	63,000	—	—	—	—	—	63,000
XiaochuanGuo	193,500	—	—	—	—	—	193,500
Sean Shao	233,257	—	—	—	—	—	233,257
Xindan Li	196,000	—	—	—	—	—	196,000

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

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this 2013 Annual Report. Based upon this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in this 2013 Annual Report.

Xindan Li, Chair

XiaochuanGuo

Sean Shao

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of common stock, as of April 11, 2014, by each of the Company’s directors and executive officers; all executive officers and directors as a group, and each person known to the Company to own beneficially more than 5% of the Company’s common stock. Except as otherwise noted, the persons identified have sole voting and investment powers with respect to their shares.

Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership(1)	Percentage Outstanding Shares of Common Stock
Full Alliance International Limited (2)	7,657,704	15.1%
MSPEA Agriculture Holding Limited (3)	8,814,632	15.4%
Morgan Stanley (4)	8,908,702	15.5%
Zishen Wu (5)	1,155,000	2.0%
Sam (Yue) Yu (5)	400,000	*
Homer Sun (6)	—	—
Rijun Zhang (5)	30,000	*
XiaochuanGuo (5)	30,000	*
Xindan Li (5)	30,000	*
Sean Shao (5)	50,000	*
All Directors and Executive Officers, as a group (8 persons)	1,845,000	3.6%
Pentwater Capital Management, LP (7)	4,000,000	7.9%
GLG Partners LP (8)	3,514,254	6.9%

*Represents beneficial ownership of less than one percent of our outstanding shares.

(1)     Beneficial ownership is determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 11, 2014, are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The percentage of beneficial ownership is based on 50,685,216 shares of common stock outstanding as of April 10, 2014.

(2)     The business address of Full Alliance International Limited (“Full Alliance”) is OMC Chambers, P.O. Box 3152, Road Town, Tortola, British Virgin Islands. Full Alliance is wholly owned by Ms. XingmeiZhong and such shares may be deemed to be beneficially owned by Ms. Zhong. Of the 7,657,704 shares of common stock beneficially owned, 5,600,000 shares of the Company’s Common Stock have been pledged to MSPEA and are subject to the terms of a Stockholders’ Agreement (the “Stockholders’ Agreement”) with MSPEA, as described in further detail below.

(3)     Represents shares of Company common stock issuable upon conversion of shares of the Company preferred stock originally issued to MSPEA, additional shares of the Company preferred stock issued as dividends on such shares of the Company preferred stock and 2,128,043 shares of Company common stock purchased in open market transactions in August and September 2011. Each share of the Company preferred stock entitles the holder to the number of votes as the number of shares of Company common stock as the share of the Company preferred stock is convertible into, calculated based upon the higher of (i) the applicable conversion price, or (ii) the greater of (x) US$3.75 per share, the last closing bid price of the Company common stock and (y) US$4.66 per share, the book value per share of the Company common stock, in the cases of both (x) and (y) immediately prior to the signing of the Securities Purchase Agreement, dated May 29, 2011, among the Company, MSPEA and the Company’s largest shareholder, Holdco. Does not include 91,851 additional shares held by the MS Reporting Units which MS Parent (each as defined below) may be deemed to beneficially own. The information was derived from a Schedule 13D filed by the MS Persons on June 10, 2011, as amended by Amendments No. 1, 2, 3, 4, 5, 6, 7, 8, 9, 10 and 11 thereto filed on August 26, 2011, September 7, 2011, September 9, 2011, October 16, 2012, December 28, 2012, May 17, 2013, September 25, 2013, October 16, 2013, November 26, 2013, March 26, 2014 and April 9, 2014 (as so amended, the “ MS 13D”). Each of Morgan Stanley, a Delaware corporation (“MS Parent”), (ii) MS Holdings Incorporated, a Delaware corporation (“ MS Holdings”), (iii) Morgan Stanley Private Equity Asia III, Inc., a Delaware corporation (“MS Inc”), (iv) MS LLC, (v) MS LP, (vi) Morgan Stanley Private Equity Asia Employee Investors III, L.P., a Cayman Islands limited partnership (“MS Employee”), and (vii) MSPEA III may be deemed, through their ownership of all or a controlling amount of the interests of MSPEA (or intermediate holding companies thereof) to beneficially own such securities. As noted in the MS 13D, in accordance with SEC Release No. 34-39538 (January 12, 1998) (the “ Release”), the MS 13D reflects the securities beneficially owned by certain operating units (collectively, the “MS Reporting Units”) of MS Parent and its subsidiaries and affiliates (collectively, “MS”). The directors of the board of MS Parent are James P. Gorman, Erskine B. Bowles, Howard J. Davies, Thomas H. Glocer, Robert H. Herz, C. Robert Kidder, Klaus Kleinfeld, Donald T. Nicolaisen, Hutham S. Olayan, James W. Owens, O. Griffith Sexton, Ryosuke Tamakoshi, Masaaki Tanaka, Laura D. Tyson and Rayford Wilkins, Jr. Information relating to MS Parent’s directors and nominees under the following captions in MS Parent’s definitive proxy statement for its 2014 annual meeting of shareholders is incorporated by reference herein: “Item1 – Election of Directors-Director Nominees”, “Item 1 – Election of Directors-Corporate Governance-Board Meetings and Committees” and “Item 1 – Election of Directors-Beneficial Ownership of Company Common Stock-Section 16 (a) Beneficial Ownership Reporting Compliance”. Neither the table above nor the MS 13D reflects securities, if any, beneficially owned by any affiliates or operating units of MS whose ownership of securities is disaggregated from that of the MS Reporting Units in accordance with the Release. The MS Reporting Units disclaim beneficial ownership of the securities beneficially owned by (i) any client accounts with respect to which the MS Reporting Units or their employees have voting or investment discretion, or both, and (ii) certain investment entities of which the MS Reporting Units act as the general partner, managing general partner or other manager, to the extent interests in such entities are held by persons other than the MS Reporting Units.

MSPEA acquired the securities in the ordinary course of business, and at the time of the acquisition, had no agreement or understanding, directly or indirectly, with any person to distribute the securities. The business address of MSPEA is 46th Floor, International Commerce Centre, 1 Austin Road West, Kowloon, Hong Kong.

(4)     Consists of shares of Company common stock issuable upon conversion of shares of the Company preferred stock originally issued to MSPEA, additional shares of the Company preferred stock issued as a dividend on such shares of the Company preferred stock and 2,128,043 shares of Company common stock purchased in open market transactions in August and September 2011 and 91,851 shares of Company common stock held by the MS Reporting Units which MS Parent may be deemed to beneficially own. The information was derived from the MS 13D. Each of MS Parent, MS Holdings, MS Inc, MS LLC, MS LP, MS Employee, and MSPEA III may be deemed, through their ownership of all or a controlling amount of the interests of MSPEA (or intermediate holding companies thereof) to beneficially own such securities. As noted in the MS 13D, in accordance with the Release, the MS 13D reflects the securities beneficially owned by the MS Reporting Units of MS. The directors of the board of MS Parent are James P. Gorman, Erskine B. Bowles, Howard J. Davies, Thomas H. Glocer, Robert H. Herz, C. Robert Kidder, Klaus Kleinfeld, Donald T. Nicolaisen, Hutham S. Olayan, James W. Owens, O. Griffith Sexton, Ryosuke Tamakoshi, Masaaki Tanaka, Laura D. Tyson and Rayford Wilkins, Jr. Information relating to MS Parent’s directors and nominees under the following captions in MS Parent’s definitive proxy statement for its 2014 annual meeting of shareholders is incorporated by reference herein: “Item 1 – Election of Directors-Director Nominees”, “Item 1 – Election of Directors- Corporate Governance-Board Meetings and Committees” and “Item 1 – Election of Directors-Beneficial Ownership of Company Common Stock- Section 16 (a) Beneficial Ownership Reporting Compliance”. Neither the table above nor the MS 13D reflects securities, if any, beneficially owned by any affiliates or operating units of MS whose ownership of securities is disaggregated from that of the MS Reporting Units in accordance with the Release. The MS Reporting Units disclaim beneficial ownership of the securities beneficially owned by (i) any client accounts with respect to which the MS Reporting Units or their employees have voting or investment discretion, or both, and (ii) certain investment entities of which the MS Reporting Units act as the general partner, managing general partner or other manager, to the extent interests in such entities are held by persons other than the MS Reporting Units.

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

(6)     The business address of Mr. Sun is Morgan Stanley, 46th Floor, International Commerce Centre, 1 Austin Road West, Kowloon, Hong Kong.

(7)     The business address of Pentwater Capital Management, LP is 614 Davis Street, Evanston, IL 60201. The information was derived from a Schedule 13G filed February 14, 2014.

(8)     The business address of GLG Partners LP is 1 Curzon Street, London W1J 5HB, United Kingdom. GLG Partners Limited, which serves as the general partner of GLG Partners LP, shares voting and dispositive control over such shares with GLG Partners LP. This information was derived from a Schedule 13G filed February 27, 2014.

Going Private Proposal

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

The Merger Agreement contained representations and warranties of the Parties that are, in general, customary for a transaction of this type. The assertions embodied in those representations and warranties were made solely for purposes of the contract among the Parties and may be subject to important qualifications and limitations agreed to by the Parties in connection with the negotiated terms. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a contractual standard of materiality different from those generally applicable to investors or may have been used for purposes of allocating risk among the Parties rather than establishing matters as facts.

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

The Merger Agreement also included customary termination provisions for both the Company and Parent. In specified circumstances, if the Merger Agreement is terminated, the Company shall pay Parent a termination fee in the amount of $4,000,000 or $2,000,000, as applicable, or receive from Parent a termination fee in the amount of $10,000,000. The Merger Agreement also provides that if the required stockholder approvals shall not have been obtained at the stockholders’ meeting, Parent shall reimburse the Company’s expenses up to $2,000,000.

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

On April 9, 2014, the Parties entered into an amendment (the “Amendment”) to the Merger Agreement (the Merger Agreement as so amended, the “Amended Merger Agreement”).

The Amendment provides for an increase in the per share merger consideration to be paid to holders of shares of common stock of the Company under the Amended Merger Agreement, other than the Excluded Shares, from $6.69 per Share to $7.10 per Share.

The Amendment revises the requirement that the Merger Agreement be approved by the affirmative vote of the holders of at least a majority of the issued and outstanding shares of common stock of the Company (other than the Excluded Shares) to instead require that the Amended Merger Agreement be approved by the affirmative vote of the holders of at least a majority of the issued and outstanding shares of common stock of the Company (other than the Excluded Shares) that are present in person or by proxy and voting for or against approval of the Amended Merger Agreement at the stockholders’ meeting.

The Amendment also provides for an increase in the maximum amount of the Company’s expenses in connection with the transactions contemplated by the Merger Agreement reimbursable by Holdco and Parent under certain circumstances in which the Amended Merger Agreement is terminated from US$2,000,000 to US$3,000,000 and extends the termination date from June 23, 2014 to September 22, 2014 such that, subject to certain conditions, the Amended Merger Agreement may be terminated and the merger may be abandoned by either the Company (upon the approval of the special committee of the Company’s Board of Directors) or Parent if the proposed merger is not consummated on or before September 22, 2014.

Other than as expressly modified by the Amendment, the Merger Agreement remains in full force and effect as originally executed on September 23, 2013.

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

ITEM 14. Principal Accountant Fees and Services

Aggregate fees billed to the Company by KPMG during the last two fiscal years were as follows:

Fees	2013	2012
Audit Fees(1)	$1,118,255	$1,040,919
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$1,118,255	$1,040,919

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

The aggregate amount of Audit Fees for the year 2013 consists of $ 1,118,255 billed by KPMG for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended December 31, 2013 and review of the Company’s financial statements included in the three Form 10-Q’s for the quarters ended March 31, June 30 and September 30, 2013, and audit of the effectiveness of internal control over financial reporting as of December 31, 2013.

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

In accordance with the Audit Committee’s pre-approval policies and procedures described below, during fiscal 2013 and 2012, 100% of all audit, audit-related, tax and other services performed by KPMG were approved in advance by the Audit Committee. KPMG was our principal auditor and no work was performed by persons outside of this firm.

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

In determining whether to grant pre-approval of any non-audit services in the “all other” category, the Audit Committee will consider all relevant facts and circumstances, including the following four basic guidelines:

•	whether the service creates a mutual or conflicting interest between the auditor and the Company;
•	whether the service places the auditor in the position of auditing his or her own work;
•	whether the service results in the auditor acting as management or an employee of the Company; and
•	whether the service places the auditor in a position of being an advocate for the Company.

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description
2.1	Share Exchange Agreement, dated as of April 17, 2008.(1)
2.2	Articles of Merger with Agreement and Plan of Merger.(6)
2.3	Agreement and Plan of Merger, dated as of September 23, 2013, by and among Yongye International, Inc., Full Alliance International Limited, Yongye International Limited, and Yongye International Merger Sub Limited (13)
3.1	Amended Articles of Incorporation.(1)
3.2	Articles of Merger with Agreement and Plan of Merger.(6)
3.3	Bylaws.(5)
3.4	Certificate of Designation. (10)
4.1	Form of Investor Warrant (i).(1)
4.2	Form of Investor Warrant (ii).(1)
4.3	Form of Placement Agent Warrant.(5)
4.4	Registration Rights Agreement, dated as of April 17, 2008.(1)
4.5	Registration Rights Agreement, dated as of September 5, 2008.(2)
4.6	Registration Rights Agreement, dated as of May 9, 2009.(3)
4.7	Registration Rights Agreement, dated as of May 29, 2011. (10)
9.1	Voting Agreement, dated as of September 23, 2013, by and among Yongye International Limited, Yongye International, Inc., Full Alliance International Limited, Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA Agriculture Holding Limited. (13)
9.2	Limited Guarantee, dated as of September 23, 2013, by and between Mr. Zishen Wu, MSPEA Agriculture Holding Limited and Yongye International, Inc. (13)
10.1	Securities Purchase Agreement, dated as of April 17, 2008.(1)
10.2	Cooperation Agreement dated January 15, 2008 by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and YongyeNongfeng Biotechnology Co., Ltd.(1)
10.3	Sino-foreign Cooperative Joint Venture Contract, dated November 16, 2007 by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and Asia Standard Oil Limited.(1)
10.4	Supplemental Agreement to the Sino-foreign Cooperative Joint Venture Contract by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and Asia Standard Oil Limited.(1)
10.5	Securities Purchase Agreement, dated as of September 5, 2008.(2)
10.6	Make Good Escrow Agreement, dated as of September 5, 2008.(2)
10.7	Securities Purchase Agreement, dated as of May 8, 2009.(3)
10.8	Employment Contract of Zishen Wu, dated as of March 12, 2012 (effective January 1, 2010), and amendments thereto. (11)
10.9	Employment Contract of Sam (Yue) Yu, dated as of March 12, 2012 (effective March 25, 2009), and amendment thereto. (11)
10.10	Employment Contract of Nan Xu, dated as of March 12, 2012 (effective September 1, 2011). (11)
10.11	Form of Non-Independent Director Contract.(5)
10.12	Form of Independent Director Contract.(5)
10.13	Form of Vehicle Usage Agreement. (8)
10.14	Working Capital Loan Contract dated April 2, 2011, by and between Inner Mongolia YongyeNongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch. (9)
10.15	Working Capital Loan Contract dated April 18, 2011, by and between Inner Mongolia YongyeNongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch. (9)
10.16	Maximum Amount Guarantee Contract dated April 2, 2011, by and between Inner Mongolia YongyeNongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch. (9)
10.17	Comprehensive Credit Facility Agreement dated April 2, 2011, by and between Inner Mongolia YongyeNongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch. (9)
10.18	Securities Purchase Agreement, dated as of May 29, 2011. (10)
10.19	Stockholders’ Agreement, dated as of May 29, 2011.(10)
10.20	Pledge Agreement, dated as of May 29, 2011. (10)
10.21	Loan Agreement dated December 23, 2011 by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and China Citic Bank, Hohhot Branch.(11)
10.22	Maximum Amount Pledge Contract; dated December 23, 2011, by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and China Citic Bank, Hohhot Branch.(11)
10.23	Loan Agreement dated December 26, 2011 by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and China Citic Bank, Hohhot Branch.(11)

10.24	Personal Property Pledge Contract, dated December 23, 2011, by and between Inner Mongolia Yongye Biotechnology Co., Ltd. and China Citic Bank, Hohhot Branch.(11)
10.25	Working Capital Loan Agreement dated April 28, 2012 between Inner Mongolia YongyeNongfeng Biotech Co., Ltd. and China Everbright Bank, Hohhot Branch. (12)
10.26	Maximum Amount Guarantee Contract dated April 28, 2012 between Zishen Wu and China Everbright Bank, Hohhot Branch.(12)
10.27	Maximum Amount Guarantee Contract dated April 28, 2012 between Ping Yi and China Everbright Bank, Hohhot Branch.(12)
10.28	Working Capital Loan Contract dated June 20, 2012 between Inner Mongolia YongyeNongfeng Biotech Co., Ltd. and China International Trust and Investment Corporation (CITIC), Hohhot Branch.(12)
10.29	Working Capital Loan Contract dated November 13, 2012 between Inner Mongolia YongyeNongfeng Biotech Co., Ltd. and Shanghai Pudong Development Bank. (14)
10.30	Guarantee Engagement Contract between Inner Mongolia YongyeNongfeng Biotech Co., Ltd. and Inner Mongolia Dinxing Guarantee Co., Ltd. (14)
10.31	Counter-Guarantee Pledge Contract between Inner Mongolia YongyeNongfeng Biotech Co., Ltd. and Inner Mongolia Dinxing Guarantee Co., Ltd. (14)
10.32	Domestic Letter of Credit Financing Master Agreement dated December 5, 2012 between Inner Mongolia YongyeNongfeng Biotechnology Co., Ltd. and China International Trust and Investment Corporation (CITIC), Hohhot Branch. (14)
10.33	Fufaiting Financing Contract dated December 5, 2012 between Inner Mongolia YongyeNongfeng Biotechnology Co., Ltd. and China International Trust and Investment Corporation (CITIC), Hohhot Branch. (14)
10.34	Liquid Capital Loan Contract dated October 17, 2013 between Inner Mongolia YongyeNongfeng Biotechnology Co., Ltd. and China Everbright Bank, Hohhot Branch. (15)
10.35	Loan Contract, dated November 13, 2013 between Inner Mongolia YongyeNongfeng Biotechnology Co., Ltd. and China Merchants Bank. (15)
10.36	Domestic Factoring Contract dated December 26, 2013 between Inner Mongolia YongyeNongfeng Biotechnology Co., Ltd. and China Development Bank. (15)

14	Code of Ethics.(7)
21	Subsidiaries of the Registrant. (14)
99.1	Certificate of Scientific and Technological Advancements granted by the Inner Mongolia Autonomous Region Science and Technology Bureau, dated December 8, 2008.(5)
99.2	Consent of Scientific and Technological Advancements granted by the Inner Mongolia Autonomous Region Science and Technology Bureau, dated December 8, 2008.(5)
Wuchuan County Government's approval of WuchuanShuntong's Lignite Coal Resource Project, dated May 10, 2009. (10)
Wuchuan County Government's approval of the transfer of the Lignite Coal Resource Project from WuchuanShuntong to Inner Mongolia YongyeFumin Biotechnology Limited, dated July 28, 2010. (10)
Inner Mongolia Government's approval of the change of the title for the Lignite Coal Resource Project from WuchuanShuntong to Inner Mongolia YongyeFumin Biotechnology Limited, dated December 3, 2010. (10)
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

 (14)         Incorporated by reference herein to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013.

(15)       Incorporated by reference herein to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

YONGYE INTERNATIONAL, INC.

Date: April 11, 2014	By:	/s/ Zishen Wu
Name: Zishen Wu
Title: Chief Executive Officer

Date: April 11, 2014	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 11, 2014	By:	/s/ Zishen Wu
Name: Zishen Wu
Title: Chief Executive Officer and Chairman (principal executive officer)

Date: April 11, 2014	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Officer (principal financial and accounting officer)

Date: April 11, 2014	By:	/s/ Homer Sun
Name: Homer Sun
Title: Director

Date: April 11, 2014	By:	/s/ Xiaochuan Guo
Name: XiaochuanGuo
Title: Director

Date: April 11, 2014	By:	/s/ Rijun Zhang
Name: Rijun Zhang
Title: Director

Date: April 11, 2014	By:	/s/ Xindan Li
Name: Xindan Li
Title: Director

Date: April 11, 2014	By:	/s/ Sean Shao
Name: Sean Shao
Title: Director

