Form 10-Q
period 2014-03-31
Yongye International, Inc.
filed 2014-05-12
CIK 1398551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of May 7, 2014, there were 50,685,216 shares of common stock, par value $.001 per share, issued and outstanding.

PART I.

FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	Note	March 31, 2014		December 31, 2013
Current assets
Cash		US$	246,313,107	US$	123,728,435
Restricted cash			40,000		40,000
Accounts receivable, net of allowance for doubtful accounts	3		189,220,666		334,141,280
Inventories	4		288,993,740		251,372,750
Deposits to suppliers	5		81,796,269		54,400,166
Prepaid expenses	6		33,846,770		573,563
Other receivables			1,130,028		1,427,845
Deferred tax assets	19		11,707,671		12,615,399
Total Current Assets			853,048,251		778,299,438

Property, plant and equipment, net	7		23,008,498		23,675,240
Intangible assets, net	8		15,629,846		16,553,035
Land use right, net	9		4,783,025		4,862,877
Prepayment for mining project	10		36,636,812		37,035,215
Distributor vehicles	11		33,144,126		36,133,400
Total Assets		US$	966,250,558	US$	896,559,205

Current liabilities
Short-term bank loans	12	US$	138,726,636	US$	115,632,535
Long-term loans and payables - current portion	13		7,324,721		8,738,965
Capital lease obligations - current portion	14		245,811		220,018
Accounts payable			37,996,495		8,137,337
Income tax payable			28,211,756		26,612,792
Advance from customers			1,392,563		606,423
Accrued expenses	15		18,545,804		19,465,163
Other payables	16		4,585,595		4,271,519
Total Current Liabilities			237,029,381		183,684,752

Long-term loans and payables	13		9,423,185		8,593,469
Capital lease obligations - non-current	14		871,475		834,713
Other non-current liability			10,283,630		10,395,458
Deferred tax liabilities	19		4,971,619		5,410,240
Total Liabilities		US$	262,579,290	US$	208,918,632

Redeemable Series A convertible preferred shares: par value $.001; 7,969,044 shares authorized; 6,505,113 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively		US$	54,713,640	US$	54,713,640

Equity
Common stock: par value $.001; 75,000,000 shares authorized; 50,685,216 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	17	US$	50,685	US$	50,685
Additional paid-in capital			155,265,347		155,265,347
Retained earnings			430,399,588		408,015,540
Accumulated other comprehensive income			31,458,425		38,674,997
Total equity attributable to Yongye International, Inc.			617,174,045		602,006,569
Noncontrolling interest			31,783,583		30,920,364
Total Equity		US$	648,957,628	US$	632,926,933

Commitments and Contingencies	21		-		-
Total Liabilities, Redeemable Series A convertible preferred shares and Equity		US$	966,250,558	US$	896,559,205

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		For the Three Months Ended
	Note	March 31, 2014		March 31, 2013

Sales		US$	152,322,090	45,268,520

Cost of sales			97,271,957	23,636,421

Gross profit			55,050,133	21,632,099

Selling expenses			15,930,657	15,435,060

Research and development expenses			4,738,954	991,670

General and administrative expenses			4,063,488	4,069,972

Income from operations			30,317,034	1,135,397

Other (expenses)/income
Interest expense			(2,195,739)	(1,866,378)
Interest income			8,941	165,758
Other expenses, net			(161,054)	(64,336)

Total other expenses, net			(2,347,852)	(1,764,956)

Earnings /(losses) before income tax expense			27,969,182	(629,559)

Income tax expense /(benefit)	19		4,357,382	(5,079)

Net income/(loss)			23,611,800	(624,480)

Less: Net income/(loss) attributable to the non-controlling interest			1,227,752	(11,908)

Net income/(loss) attributable to Yongye International, Inc.		US$	22,384,048	(612,572)

Net income/(loss) per share of common stock:
Basic	23	US$	0.37	(0.03)
Diluted	23	US$	0.37	(0.03)

Weighted average shares used in computation:
Basic	23		50,685,216	50,669,880
Diluted	23		50,685,216	50,669,880

Net income/(loss)			23,611,800	(624,480)
Other comprehensive income
Foreign currency translation adjustment, net of US$ nil income taxes			(7,581,105)	2,663,236

Comprehensive income			16,030,695	2,038,756

Less: Comprehensive income attributable to the non-controlling interest			863,219	114,080

Comprehensive income attributable to Yongye International, Inc.		US$	15,167,476	1,924,676

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Redeemable Series A Convertible Preferred Shares			Common Stock									Equity
											Accumulated		attributable to
							Additional				Other		Yongye
							Paid-in		Retained		Comprehensive		International,		Noncontrolling		Total
	Shares	Amount		Shares	Amount		Capital		Earnings		Income		Inc.		Interest		Equity
Balance as of December 31, 2013	6,505,113	US$	54,713,640	50,685,216	US$	50,685	US$	155,265,347	US$	408,015,540	US$	38,674,997	US$	602,006,569	US$	30,920,364	US$	632,926,933

Net income	-		-	-		-		-		22,384,048				22,384,048		1,227,752		23,611,800
Other comprehensive income	-		-	-		-		-		-		(7,216,572)		(7,216,572)		(364,533)		(7,581,105)

Balance as of March 31, 2014	6,505,113	US$	54,713,640	50,685,216	US$	50,685	US$	155,265,347	US$	430,399,588	US$	31,458,425	US$	617,174,045	US$	31,783,583	US$	648,957,628

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2014		March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	US$	23,611,800	US$	(624,480)
Adjustments to reconcile net income/(loss)to net cash provided by operating activities:
Depreciation and amortization		4,414,538		4,345,695
Amortized interest expense		-		331,335
Gain on sale of property, plant and equipment		(7,535)		-
Deferred tax expense/(benefit)		303,601		(297,094)
Changes in operating assets and liabilities:
Accounts receivable		142,377,226		181,025,679
Inventories		(40,625,022)		(21,484,206)
Deposit to suppliers		(28,148,551)		821,150
Prepaid expenses		(33,526,867)		62,851
Other receivables		92,784		320,144
Distributor vehicles		(138,892)		50,165
Accounts payable-third party		30,185,768		(3,446,833)
Income tax payable		2,092,260		292,015
Advance from customers		798,559		7,960
Accrued expenses		(726,879)		(20,375,053)
Other payables		467,014		115,944
Net Cash Provided by Operating Activities		101,169,804		141,145,272

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment		(83,837)		(502,297)
Net Cash Used in Investing Activities		(83,837)		(502,297)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Three Months Ended
	March 31, 2014		March 31, 2013
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from short-term bank loans	US$	24,519,019	US$	-
Repayment of long-term loans and payables		(712,385)		(1,202,053)
Proceeds from warrants exercised		-		125,014
Repayment for capital lease obligations		(55,640)		(71,220)
Net Cash Provided by /(Used in)Financing Activities		23,750,994		(1,148,259)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH		(2,252,289)		389,711
NET INCREASE IN CASH		122,584,672		139,884,427
Cash at beginning of period		123,728,435		44,511,404
Cash at end of period	US$	246,313,107	US$	184,395,831

Supplemental cash flow information:
Cash paid for income taxes	US$	1,961,521	US$	-
Cash paid for interest expense		1,596,535		1,529,429

Noncash investing and financing activities:
Acquisition of property, plant and equipment under capital leases		130,091		331,434
Acquisition of distributor vehicles by assuming long-term loans and payables		311,348		816,126
Acquisition of property, plant and equipment included in other payables		243,666		972,282
Exercise of warrants that were liability classified		-		348,364

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YONGYE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

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

In November 2007, ASO entered into a Sino-Foreign cooperative joint venture contract (the “2007 CJV Agreement”) with Inner Mongolia Yongye Biotechnology Co., Ltd. (“Inner Mongolia Yongye”) to form Yongye Nongfeng, pursuant to which, Inner Mongolia Yongye and ASO were to own 10% and 90% of the equity interests in Yongye Nongfeng, respectively. Inner Mongolia Yongye was formed on September 16, 2003 in the People’s Republic of China (the “PRC”). Mr. Zishen Wu, Chief Executive Officer, President and Chairman of the Company, owns 95.0% of the outstanding equity interests of Inner Mongolia Yongye and, therefore, is entitled to a portion of the profits of Yongye Nongfeng that are attributed to Inner Mongolia Yongye. Mr. Wu is the chairman of Inner Mongolia Yongye. All of our operations are conducted through Yongye Nongfeng and its 100% owned subsidiary, Inner Mongolia Yongye Fumin Biotechnology Co., Ltd. (“Yongye Fumin”).

Pursuant to the 2007 CJV Agreement, among other things, (i) ASO was entitled to 90% of the profits distribution of Yongye Nongfeng and Inner Mongolia Yongye was entitled to 10%; (ii) upon the liquidation of Yongye Nongfeng and after its liquidation committee pays up all of its outstanding debts, the remaining properties were to belong to Inner Mongolia Yongye; and (iii) the board of Yongye Nongfeng shall consist of three directors, one of whom was to be appointed by ASO and two of whom were to be appointed by Inner Mongolia Yongye.

On December 1, 2007, ASO entered into a letter agreement (the“2007 Letter Agreement”) with Inner Mongolia Yongye, pursuant to which Inner Mongolia Yongye unconditionally and irrevocably granted ASO the right to nominate one of the two directors of Yongye Nongfeng that Inner Mongolia Yongye was entitled to appoint under the 2007 CJV Agreement and agreed to appoint such director at ASO’s nomination and request. ASO and Inner Mongolia Yongye have complied with the terms of the 2007 Letter Agreement, which still remains effective.

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

On June 5, 2009, ASO and Inner Mongolia Yongye entered into an amended cooperative joint venture contract to revise the profit-sharing percentage such that ASO and Inner Mongolia Yongye were entitled to 99.5% and 0.5% of Yongye Nongfeng’s profits distribution respectively.

In connection with the September Offering (See Note 17), the Company entered into agreements to acquire the productive assets of Shengmingsu manufacturing business from Inner Mongolia Yongye (the “Acquisition”). In October 2009, the Company completed the Acquisition. The consideration paid for the Acquisition consisted of cash of US$4.7 million and 4.5% equity interests in Yongye Nongfeng. In connection with the Acquisition, Inner Mongolia Yongye and ASO entered into the restated cooperative joint venture contract dated October 10, 2009 (the “2009 CJV Agreement”). Pursuant to the terms of the 2009 CJV Agreement, ASO is entitled to 95% of the profits of Yongye Nongfeng and Inner Mongolia Yongye is entitled to 5%. The 2009 CJV Agreement also provides that upon the liquidation of Yongye Nongfeng and after its liquidation committee pays up all of its outstanding debts, the remaining properties shall be distributed to its shareholders according to their respective profit distribution proportions of Yongye Nongfeng (thus, under the 2009 CJV Agreement, ASO would receive 95% of the assets).

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

On July 20, 2010, Yongye Nongfeng set up a wholly-owned subsidiary, Yongye Fumin with registered capital of US$14,731,880 (equivalent to RMB 100 million). Yongye Fumin is engaged in the manufacturing and sale of fulvic acid based liquid and powder nutrient compounds. Yongye Fumin was established to expand the production capacity for fulvic acid based liquid and powder nutrient compounds, and to produce humic acid using lignite coal. The construction of the production plant of Yongye Fumin, which is located in Wuchuan County, was completed in the fourth quarter of 2010.

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

On September 23, 2013, the Company entered into an agreement and plan of merger (the “Original Merger Agreement”) with Full Alliance International Limited, a British Virgin Islands company (“Holdco”), Yongye International Limited, an exempted company with limited liability incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of Holdco (“Parent”), and Yongye International Merger Sub Limited, a Nevada corporation and a wholly-owned subsidiary of Parent (“Merger Sub”, together with the Company, Holdco and Parent, the “Parties” and any one of them a “Party”). Pursuant to the Original Merger Agreement, upon the terms and subject to the conditions thereof, at the effective time of the merger, Merger Sub will be merged with and into the Company, the Company will become a wholly-owned subsidiary of Parent and each of the Company’s shares of common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive US$ 6.69 in cash without interest, except for (i) shares owned by Holdco, Parent and Merger Sub, including shares of common stock and preferred shares to be contributed to Parent by Holdco, Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA, immediately prior to the effective time of the merger pursuant to a contribution agreement, dated as of September 23, 2013, among Parent, Holdco, Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA (except that, with respect to Prosper Sino, only such shares designated as “Prosper Sino rollover shares” in the definitive proxy statement in connection with the special meeting of stockholders held for the purposes of approving the Original Merger Agreement will be contributed), and (ii) shares of common stock held by the Company or any subsidiary of the Company ((i) and (ii) collectively, the “Excluded Shares”), which will be cancelled for no consideration and cease to exist as of the effective time of the merger. Currently, Holdco, Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA, collectively beneficially own approximately 33.8% of the Company’s outstanding shares of common stock, on an as converted basis.

The Original Merger Agreement contained representations and warranties of the Parties that are, in general, customary for a transaction of this type. The assertions embodied in those representations and warranties were made solely for purposes of the contract among the Parties and may be subject to important qualifications and limitations agreed to by the Parties in connection with the negotiated terms. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a contractual standard of materiality different from those generally applicable to investors or may have been used for purposes of allocating risk among the Parties rather than establishing matters as facts.

The Parties had also agreed to certain covenants, including covenants requiring the Company to conduct its business in the ordinary course of business consistent with past practice in all material respects and use commercially reasonable efforts to preserve substantially intact its business organization and relationships with governmental authorities, customers, suppliers and other persons with which it has material business relations and keep available the services of its current officers and key employees through the effective time of the merger, except as expressly provided in the Original Merger Agreement.

The Original Merger Agreement also included customary termination provisions for both the Company and Parent. In specified circumstances, if the Original Merger Agreement is terminated, the Company was required to pay Parent a termination fee in the amount of $ 4,000,000 or $2,000,000, as applicable, or would receive from Parent a termination fee in the amount of $ 10,000,000. The Original Merger Agreement also provided that if the required stockholder approvals were not obtained at the stockholders’ meeting, Parent would reimburse the Company’s expenses up to $ 2,000,000.

The Company’s Board of Directors, acting upon the unanimous recommendation of a special committee of the Board of Directors comprised solely of independent and disinterested directors (the “Special Committee”), approved and adopted the Original Merger Agreement and recommended that the Company’s shareholders vote to approve the Original Merger Agreement. The Special Committee negotiated the terms of the Original Merger Agreement with the assistance of legal and financial advisors to the Special Committee.

The merger is subject to closing conditions including, but not limited to: (a) adoption of the Original Merger Agreement by the (i) affirmative vote of the holders of at least a majority of the issued and outstanding shares of common stock (the “Shares”) and the issued and outstanding shares of preferred shares of the Company, voting together as a single class, with the number of votes the holders of preferred shares shall be entitled to vote equal to the number of shares of common stock into which such preferred shares are convertible, as determined in accordance with the articles of incorporation of the Company, (ii) affirmative vote or consent of the holders of at least a majority of the issued and outstanding preferred shares of the Company and (iii) affirmative vote of the holders of at least a majority of the issued and outstanding shares (other than the Excluded Shares); (b) the absence of any order, injunction or decree preventing or making illegal the consummation of the merger; (c) the truth and correctness of each Party’s representations and warranties at closing (subject to materiality qualifiers); (d) the compliance of each Party with its covenants in all material respects, and (e) the absence of any material adverse effect on the Company.

On January 3, 2014, the Company issued a press release announcing that it had established the close of business on January 10, 2014 as the record date for its special meeting of stockholders entitled to receive notice of and to vote at its upcoming special meeting of stockholders on the proposal to approve the Original Merger Agreement.

In connection with the special meeting of stockholders to approve the Original Merger Agreement, the Company filed a definitive proxy statement with the Securities and Exchange Commission (the “SEC”) on January 9, 2014, and mailed the definitive proxy statement to its stockholders.

The Company’s special meeting of stockholders was held on February 19, 2014, and the stockholders approved the adjournment of the special meeting and the special meeting was adjourned until 2:00 p.m. China time, on March 5, 2014 at Jinshan Economic Development Zone, Hohhot City, Inner Mongolia, the People’s Republic of China. The special meeting was adjourned to provide the Company with additional time to solicit proxies from its stockholders in favor of the proposal to approve the Original Merger Agreement.

Subsequently, the adjourned special meeting of stockholders was held on March 5, 2014, and the proposal to approve the Original Merger Agreement did not receive approval from holders of at least a majority of the issued and outstanding shares of the Company (other than the Excluded Shares). The Original Merger Agreement was therefore not approved by the Company’s stockholders.

The Special Committee of the Board of Directors received a revised proposal (the “Revised Proposal”) dated March 26, 2014 from (i) Mr. Zishen Wu, (ii) MSPEA, (iii) Lead Rich International Limited (“Lead Rich”) and (iv) Full Alliance (together with Mr. Wu, MSPEA and Lead Rich, the “Buyer Consortium”), in connection with the proposed merger under the Original Merger Agreement. In the Revised Proposal, the Buyer Consortium proposed to increase the merger consideration payable to holders of shares of common stock, par value $0.001 per share, of the Company (the “Shares”) under the Original Merger Agreement, from $6.69 per Share to $7.00 per Share. As a condition to such increase of the merger consideration, the Buyer Consortium proposed that the requirement that the Original Merger Agreement be subject to the approval by the affirmative vote of the holders of at least a majority of the issued and outstanding Shares (other than the Excluded Shares) be modified such that the Amended Merger Agreement (as defined below) be subject to the approval by the affirmative vote of the holders of at least a majority of the issued and outstanding Shares (other than the Excluded Shares) that are present in person or by proxy and vote for or against approval of the Amended Merger Agreement at the stockholders’ meeting.

On April 9, 2014, the Parties entered into an amendment (the “Amendment”) to the Original Merger Agreement (the Original Merger Agreement as so amended, the “Amended Merger Agreement”).

The Amendment provides for an increase in the per share merger consideration to be paid to holders of shares of common stock of the Company under the Amended Merger Agreement, other than the Excluded Shares, from $6.69 per Share to $7.10 per Share.

The Amendment revises the requirement that the Original Merger Agreement be approved by the affirmative vote of the holders of at least a majority of the issued and outstanding shares of common stock of the Company (other than the Excluded Shares) to instead require that the Amended Merger Agreement be approved by the affirmative vote of the holders of at least a majority of the issued and outstanding shares of common stock of the Company (other than the Excluded Shares) that are present in person or by proxy and vote for or against approval of the Amended Merger Agreement at the stockholders’ meeting.

The Amendment also provides for an increase in the maximum amount of the Company’s expenses in connection with the transactions contemplated by the Original Merger Agreement reimbursable by Holdco and Parent under certain circumstances in which the Amended Merger Agreement is terminated from US$2,000,000 to US$3,000,000 and extends the termination date from June 23, 2014 to September 22, 2014 such that, subject to certain conditions, the Amended Merger Agreement may be terminated and the merger may be abandoned by either the Company (upon the approval of the special committee of the Company’s Board of Directors) or Parent if the proposed merger is not consummated on or before September 22, 2014.

Other than as expressly modified by the Amendment, the Original Merger Agreement remains in full force and effect as originally executed on September 23, 2013.

In connection with the special meeting of stockholders to be held to approve the Amended Merger Agreement, the Company filed a preliminary proxy statement with the SEC on April 28, 2014.

On April 30, 2014, the Company announced that it has established the close of business on May 5, 2014 as the record date for its special meeting of stockholders entitled to receive notice of and to vote at its upcoming special meeting of stockholders on the proposal to approve the Amended Merger Agreement.

On May 5, 2014, the Company announced that it has established June 6, 2014 as the meeting date for its special meeting of stockholders. In connection with the special meeting of stockholders to be held to approve the Amended Merger Agreement, the Company filed a definitive proxy statement on Schedule 14A with the SEC on May 2, 2014, together with a Schedule 13E-3transaction statement with the SEC. The Company has mailed a copy of the definitive proxy statement and Schedule 13E-3 transaction statement to its stockholders of record.

If the merger is completed, the Company will cease to be a publicly traded company.

At the beginning of 2014, the Company introduced a new water soluble humic acid product which is used during irrigation named “Wujin’gao”. During the three months ended March 31, 2014, revenue from the new product was approximately US$79.5 million, which accounted for 52.2% of total sales for the three months ended March 31, 2014.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The December 31, 2013 consolidated balance sheet was derived from the audited consolidated financial statements of the Company. The accompanying unaudited consolidated financial statements should be read in conjunction with the December 31, 2013 audited consolidated financial statements of the Company included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2014, the results of operations for the three months ended March 31, 2014 and 2013 and cash flows for the three months ended March 31, 2014 and 2013, have been made.

The Company’s business is subject to seasonal variations, thus, the results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the full fiscal year ending December 31, 2014. Generally, the second and third quarters are peak sales periods, and first and fourth quarters are low sales periods for the Company.

All significant intercompany transactions and balances are eliminated on consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the allowance for doubtful accounts; the fair value determination of financial and equity instruments, the realizability of deferred tax assets and inventories; the recoverability of intangible asset, prepayment for mining project, land use right and property, plant and equipment; and accruals for income tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

 NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014		December 31, 2013

Accounts receivable	US$	198,441,138	US$	343,462,019
Less: allowance for doubtful accounts		(9,220,472)		(9,320,739)
Total	US$	189,220,666	US$	334,141,280

There was no write-off of accounts receivable for the three months ended March 31, 2014 and 2013. As of May 9, 2014, US$6.2 million of the accounts receivable outstanding at March 31, 2014 were subsequently collected.

The activities in the allowance for doubtful accounts for the three months ended March 31, 2014 and 2013 are as follows:

	March 31, 2014		March 31, 2013

Allowance for doubtful accounts at beginning of period	US$	9,320,739	US$	9,007,960
Foreign currency translation adjustment		(100,267)		49,533
Allowance for doubtful accounts at end of period	US$	9,220,472	US$	9,057,493

Past due balances are reviewed individually for collectability. During the three months ended March 31, 2014, 72% of the accounts receivable as of December 31, 2013, including all the past due accounts, were collected by the Company. As of March 31, 2014, the Company assessed its allowance for doubtful accounts and determined that the allowance for doubtful accounts was adequate by considering the amount of historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute and past due, the accounts receivables aging and customers’ repayment patterns.

NOTE 4 - INVENTORIES

Inventories at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014		December 31, 2013

Finished goods	US$	189,863,869	US$	195,385,393
Work in progress		13,327,449		55,191,591
Raw materials		80,243,472		577,159
Consumables and packing supplies		5,558,950		218,607
Total	US$	288,993,740	US$	251,372,750

As of March 31, 2014 and December 31, 2013, finished goods included US$67,959,723 and US$43,713,713 of products were sold to certain distributors for which the related revenue was not recognized in accordance with the Company’s accounting policy on revenue recognition. Revenues from sale of products to these distributors are not recognized until cash is received. Until that time, product sales to these distributors are recognized as revenue, with the related finished goods recognized in cost of sales when cash is received from the distributors. During the three months ended March 31, 2014, US$11.0 million of inventory was recognized in cost of sales for which sales proceeds were received.

NOTE 5 - DEPOSITS TO SUPPLIERS

The Company is required to pay deposits to the suppliers for the full amount of certain raw materials ordered. These raw materials primarily consist of lignite coal, chemical component materials and packing materials. The lignite coal and chemical component materials will be consumed in the production process at Yongye Nongfeng and Yongye Fumin, and they will be also used by outsourced factories to extract fulvic acid and produce the newly introduced water soluble fulvic acid product. As of March 31, 2014 and December 31, 2013, the deposits to suppliers for raw materials amounted to US$81,605,189 and US$54,021,668, respectively. As of May, 9 2014, approximately US$5.7 million deposits at March 31, 2014 were subsequently utilized, through the receipt of raw materials from the suppliers.

The Company’s decision to make advanced orders of raw materials is mainly based upon (1) the current and projected future market price of raw materials, (2) the demand and supply situation in the raw materials market, and (3) the forecasted demand of products.

NOTE 6 – PREPAID EXPENSES

Prepaid expenses as of March 31, 2014 and December 31, 2013 mainly related to the prepayments to service vendors for promotion and advertising. These prepaid expenses were determined based on the contract amounts specified in the agreements with the vendors.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014		December 31, 2013

Buildings	US$	17,711,101	US$	17,903,698
Machinery and equipment		7,692,836		7,776,491
Office equipment and furniture		564,091		564,196
Vehicles		3,733,408		3,787,325
Software		31,667		32,012
Leasehold improvements		996,477		1,007,313
		30,729,580		31,071,035
Less: Accumulated depreciation and amortization		7,721,082		7,395,795
Property, plant and equipment, net	US$	23,008,498	US$	23,675,240

Depreciation and amortization expense related to property, plant and equipment for the three months ended March 31, 2014 and 2013 was US$471,558 and US$621,038, respectively.

As of March 31, 2014 and December 31, 2013, vehicles with initial carrying amount of US$304,072 and US$307,379 were pledged as security for the long-term bank loans of US$24,214and US$38,909, respectively. The bank loans were provided for the purchases of the vehicles (See Note 13).

As of March 31, 2014 and December 31, 2013, vehicles with initial carrying amount of US$1,376,344 and US$1,260,773 were acquired under capital leases, respectively (See Note 14). Among these vehicles, as of March 31, 2014 and December 31, 2013, vehicles with initial carrying amount of approximately US$1.3 million were provided to the distributors in exchange for the distributors agreeing to comply with certain sales conditions under certain agreements (See Note 11).

As of March 31, 2014 and December 31, 2013, the Company pledged Yongye Nongfeng’s buildings with an initial carrying amount of approximately US$6.2 million as security for short-term bank loans (See Note 12).

NOTE 8 - INTANGIBLE ASSETS

Intangible asset at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014
	Weighted
	average	Gross			Net
	amortization	carrying		Accumulated	carrying
	period	amount		amortization	amount
Amortizing intangible assets:
Customer List	9 years	US$	26,718,197	(11,132,582)	15,585,615
Patent	10 years		117,950	(73,719)	44,231
Total		US$	26,836,147	(11,206,301)	15,629,846

	December 31, 2013
	Weighted
	average	Gross			Net
	amortization	carrying		Accumulated	carrying
	period	amount		amortization	amount
Amortizing intangible assets:
Customer List	9 years	US$	27,008,741	(10,503,399)	16,505,342
Patent	10 years		119,233	(71,540)	47,693
Total		US$	27,127,974	(10,574,939)	16,553,035

Amortization expense for the three months ended March 31, 2014 and 2013 was US$750,663 and US$772,137, respectively. The estimated annual amortization expense for intangible asset in each of the next five years is US$2,980,484.

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

As of March 31, 2014, the Company pledged Yongye Nongfeng’s patent with an original carrying amount of approximately US$0.1 million as security for a short-term bank loan (See Note 12).

NOTE 9 - LAND USE RIGHT

As of March 31, 2014 and December 31, 2013 land use right represented:

	March 31, 2014		December 31, 2013

Land use right	US$	5,267,800	US$	5,325,084
Less: Accumulated amortization		484,775		462,207
Total	US$	4,783,025	US$	4,862,877

As of March 31, 2014 and December 31, 2013, the Company pledged Yongye Nongfeng’s land use right with an original carrying amount of approximately US$4.6 million as security for a short-term bank loan (See Note 12).

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

In August 2011, Inner Mongolia’s Ministry of Land and Resources granted the Company a Mineral Resource Exploration Permit which gives it exclusive exploration rights for the 29.74 square kilometer Project Site for an initial period of three years effective August 2, 2011. As of March 31, 2014, the Company has not obtained certain other government approvals, including Geological Report and Geological Exploration Report, for it to acquire the Mineral Right. If the Company cannot receive the report before the exploration right expires, the Company would apply for an extension from the local authority. The Company believes the cost to be incurred in completing the remaining administrative procedures and obtaining government approvals are not significant and expects to receive the Geological Exploration Report. The Project Site in Wuchuan is located near Yongye Fumin’s production plant which manufactures the majority of the Company’s products. The Company believes the acquisition of the Mineral Right will allow it to secure a long term supply of humic acid, which is a major raw material used in the manufacture of fulvic acid based liquid and powder nutrient compounds, and which is sourced from lignite coals.

NOTE 11 - DISTRIBUTORS VEHICLES

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

The cost of these vehicles has been recorded as “Distributors vehicles” which is expensed over a five-year period in “Cost of Sales”. Amortization expense for the three months ended March 31, 2014 and 2013 was US$3,161,064 and US$2,995,608, respectively. In addition, as of March 31, 2014 and December 31, 2013, distributor vehicles included an amount of US$4,971,619 and US$5,410,240 respectively, representing the tax effect of the difference between the amount paid for the vehicles and the tax basis of the assets.

NOTE 12 - SHORT-TERM BANK LOANS

In May 2013, Yongye Nongfeng entered into three one-year “Factoring Contracts with Recourse” with China CITIC Bank of RMB 70,000,000 (equivalent to US$11,357,736 ) each, or in total RMB 210,000,000 (equivalent to US$34,073,209 ). The “Factoring Contracts with Recourse” are secured by certain Yongye Nongfeng’s accounts receivable amounting to RMB 210,000,000 (equivalent to US$34,443,735). Two of the contracts bear fixed annual interest rate of 5.85 % and one contract bears fixed annual interest rate of 5.7%. These three contracts are due in May 2014.

In June 2013, Yongye Nongfeng obtained a short-term bank loan of RMB 60,000,000 (equivalent to US9,735,202) with fixed annual interest rate of 7.8 % from China CITIC Bank . The short-term bank loan is pledged by the land use right and building of Yongye Nongfeng, and is due on June 19, 2014 .

In June 2013, Yongye Fumin obtained a short-term loan of RMB 80,000,000 (equivalent to US$12,980,270) from Shandong International Trust Corporation . The loan bears fixed annual interest rate of 7.2%, is due in June 2014, and is guaranteed by Yongye Nongfeng, the Company’s Chairman and his wife.

In July 2013, Yongye Nongfeng obtained a short -term bank loan of RMB 25,000,000 (equivalent to US$4,056,336) with fixed annual interest rate of 7.2 % from Agricultural Bank of China . The short-term bank loan is pledged by the land use right of Inner Mongolia Yongye, and due on July 17, 2014 .

In October 2013, Yongye Nongfeng obtained a short -term bank loan of RMB 100,000,000 (equivalent to US$16,225,337) with fixed annual interest rate of 7.2 % from China Everbright Bank . The loan is due in October 2014 and is guaranteed by the Company’s Chairman and his wife.

In November 2013, Yongye Nongfeng obtained two short-term bank loan of RMB 100,000,000 (equivalent to US$16,225,337) and RMB 50,000,000 (equivalent to US$ 8,112,669) with fixed annual interest rate of 6.9 % from China Merchants Bank . The short-term bank loan is guaranteed by Inner Mongolia Yongye and the Company’s Chairman, and is due in November 2014.

In December 2013, Yongye Nongfeng entered into a one-year “Factoring Contracts with Recourse” with China Development Bank of RMB 80,000,000 (equivalent to US$12,980,270) which is secured by certain Yongye Nongfeng’s accounts receivable. The loan bears fixed annual interest rate of 6%, is due in June 2014 and is guaranteed by Inner Mongolia Yongye.

In March 2014, Yongye Nongfeng obtained a short -term bank loan of RMB 100,000,000 (equivalent to US$16,225,337) with fixed annual interest rate of 7.8 % from China Everbright Bank, which is due in March 2015 and was guaranteed by the CEO of the Company and his wife and was pledged by Yongye Nongfeng’s patent.

In March 2014, Yongye Nongfeng obtained a short-term bank loan of RMB 50,000,000 (equivalent to US$8,112,669) with fixed annual interest rate of 7.2% from China Merchants Bank. The short-term bank loan is pledged by Inner Mongolia Yongye and the CEO of the Company, and is due on March 2015.

NOTE 13 - LONG-TERM LOANS AND PAYABLES

As of March 31, 2014 and December 31, 2013, long-term loans consisted of the following:

	March 31, 2014		December 31, 2013

Vehicle loans-employees	US$	24,214	US$	38,909
Vehicle loans-distributors		16,723,692		17,293,525
Total	US$	16,747,906	US$	17,332,434

As of March 31, 2014 and December 31, 2013, vehicle loans-employees of US$24,214 and US$38,909, respectively, were secured by vehicles with initial carrying amount of US$304,072 and US$307,379, respectively. The vehicle loans-employees are payable in monthly installments over three to five years. Interest rates on the loans range from 5.40% to 14.54% annually, and are subject to the change of the base interest rate prescribed by People’s Bank of China. The vehicle loans were obtained by individual employees of the Company after the Company made the initial down payment of the purchase price of the vehicles. The Company and the individual employees entered into trust agreements that stipulate that (i) the vehicles are legally registered under the individuals’ name, (ii) the Company has the rights of official use, (iii) the Company has the rights to the legal title of the vehicles at all times and is entitled to change the registered owner to the Company or designated third party at any time, (iv) the Company assumes the risk of loss, damage, penalty and other obligations related to the operation and ownership of the vehicle to the extent that the loss or damages were not caused by the individuals’ improper use of the vehicle, (v) the individuals have no right to sell, lease, lend or pledge the vehicles to any other person or entity, and (vi) the Company is obligated to repay the loans in full, and to bear the costs of the related repairs, maintenance, insurance and taxes. Consequently, the Company has recognized the cost of the vehicles as other assets and the loans as liabilities in its consolidated balance sheet.

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

The aggregate maturities of the long-term loans and payables for each of the five years subsequent to March 31, 2014 are: US$7,324,721, US$9,148,869, US$185,921, US$88,395, and US$nil, respectively.

NOTE 14- CAPITAL LEASES

As of March 31, 2014, vehicles were acquired under capital leases with a lease term of 5 years.

The following is an analysis of the vehicles acquired under capital leases.

	March 31, 2014		December 31, 2013

Vehicles	US$	1,376,341	US$	1,260,773
Less: Accumulated depreciation and amortization		329,229		269,490
	US$	1,047,112	US$	991,283

The following is a schedule by years of future minimum lease payments under capital leases and the present value of the net minimum lease payments as of March 31, 2014.

Year ending March 31:

2015	US$	398,297
2016		398,297
2017		398,297
2018		187,310
2019		39,343
Total minimum lease payments		1,421,544
Less: Amount representing interest		304,258
Present value of net minimum lease payments		1,117,286

Classification on consolidated balance sheet as of March 31, 2014:
Capital lease obligations - current portion		245,811
Capital lease obligations - non-current		871,475

NOTE 15- ACCRUED EXPENSES

Accrued expenses at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014		December 31, 2013

Research and development costs	US$	8,820,803	US$	9,381,608
Promotion expenses		2,162,727		2,804,764
Advertising costs		1,518,080		1,649,274
Freight charges		2,115,962		1,989,453
Accrued payroll		1,903,112		1,705,310
Others		2,025,120		1,934,754
Total	US$	18,545,804	US$	19,465,163

Accrued expenses mainly related to services provided by vendors, for which payments are due within one year. These accrued expenses were determined based on the contract amounts specified in the agreements with the vendors.

NOTE 16- OTHER PAYABLES

Other payables as of March 31, 2014 mainly represented payable of US$243,666 for the expansion construction of the production plant in Yongye Fumin, interest payable of US$1,919,369and non-income tax payables of US$1,969,569. Other payables as of December 31, 2013 mainly represented payable of US$ 324,410 for the expansion construction of the production plant in Yongye Fumin, interest payable of US$ 1,338,992 and non income tax payable of US$ 1,536,545.

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

In June 2013, 425,568 shares redeemable Series A convertible preferred shares were issued to MSPEA as paid-in-kind dividends. Total fair value of the paid-in-kind dividends as of June 9, 2013 was US$ 3,504,983.  The estimated fair value of the paid-in-kind dividends was determined using Monte Carlo Simulation Model. Assumptions used to calculate the fair value were as follows:

	June 9, 2013

Expected term in years		3 years
Risk-free interest rates		0.87%
Volatility		57.1%
Dividend yield		0%
Fair value of underlying common shares (per share)	US$	5.32
Fair value of the redeemable Series A convertible preferred shares (per share)	US$	8.24

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

Redemption

The holders of the redeemable Series A convertible preferred shares have the right to require the Company to redeem all or a portion of the outstanding redeemable Series A convertible preferred shares upon the occurrence of any of the following conditions: (i) a material breach by any of the Company and Full Alliance of any of the key obligations under the securities purchase agreement and related transaction documents, (ii) the failure to remain current in the Company’s securities filings, (iii) the failure to obtain the Exploration Right (See Note 10) and recover amounts paid for such rights, on or prior to June 30, 2012, and (iv) the discontinuation of Mr. Zishen Wu as CEO of the Company prior to December 31, 2014, unless his cessation of duties results from his death, disability or incapacity. In such cases, the redemption price for the redeemable Series A convertible preferred shares would be equal to an amount that would yield a total internal rate of return of 30% on the purchase price of the redeemable Series A convertible preferred shares.

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

Based on the historical income level, year to date income (as adjusted for exclusion of certain items) and projected net income (as adjusted for exclusion of certain items) and earnings per share for the next year, management believes it is not probable that the Series A convertible preferred shares are redeemable as at March 31, 2014 and December 31, 2013. The Company assesses the probability of whether the redeemable Series A convertible preferred shares are redeemable at each reporting period end.

NOTE 18 - STATUTORY RESERVE

Yongye Nongfeng and Yongye Fumin are required to allocate at least 10% of its after tax profits as determined under generally accepted accounting principle in the PRC to a statutory surplus reserve until the reserve balance reaches 50% of its registered capital. For the three months ended March 31, 2014 and 2013, Yongye Nongfeng and Yongye Fumin made appropriations to this statutory reserve of US$1,036,103, and US$271,241, respectively. The accumulated balance of the statutory reserve of Yongye Nongfeng and Yongye Fumin as of March 31, 2014 and December 31, 2013 was US$42,439,286 and US$41,403,183, respectively.

In accordance with the PRC laws and regulations, Yongye Nongfeng and Yongye Fumin are restricted in its ability to transfer a portion of its net assets to the Company in the form of dividends, which amounted to US$40,317,322, representing the amount of accumulated balance of statutory reserve of Yongye Nongfeng and Yongye Fumin attributable to the Company as of March 31, 2014.

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

The Company’s effective income tax rates for the three months ended March 31, 2014 and 2013 were 15.58% and 0.81%, respectively. The effective income tax rate of PRC entities for the three months ended March 31, 2014 differs from the PRC statutory income tax rate of 25% primarily due to the effect of Yongye Nongfeng’s and Yongye Fumin’s preferential tax treatment and the effect of non-deductible expenses. For the three months ended March 31, 2013, the losses before income tax expense of the PRC entities and the non-PRC entities wereUS$32,536 and US$597,023 respectively, and the effective income tax rates of the PRC entities and the non-PRC entities were approximately 15.61% and 0% respectively.

There has been no change in unrecognized tax benefits during the three months ended March 31, 2014. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. No interest and penalties related to unrecognized tax benefits was recorded for the three months ended March 31, 2014.

 NOTE 20 - FAIR VALUE MEASUREMENTS

The fair values of the financial instruments as of March 31, 2014 and December 31, 2013 represent the estimated amounts that would be received to sell those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. The fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, available observable and unobservable inputs.

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

Long-term loans and payables: The fair value of the Company’s long-term loans and payables is estimated by discounting future cash flows using current market interest rates offered to the Company and its subsidiaries for debts with substantially the same characteristics and maturities, and which approximated to its carrying amount as of March 31, 2014 and December 31, 2013.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

In December 2010, the Company entered into an operating lease for an office space in Beijing, PRC for the period from January 1, 2011 to December 31, 2013. In December 2013, the lease contract was renewed and the tenancy period was extended to December 31, 2014. The lease expense for the Beijing office and facility was US$90,534 and US$66,404 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the minimum lease payment for next year under non-cancellable operating lease agreement is US$269,599. There is no minimum lease payment in the next second, third, fourth and fifth year.

On or about October 18, 2012 and October 22, 2012, five shareholder class action complaints were filed against the Company and certain officers and directors thereof in connection with the preliminary, non-binding proposal letter dated October 15, 2012, from Mr. Zishen Wu, MSPEA and Abax Global Capital (Hong Kong) Limited (the “Wu Proposal”). The five complaints are captioned, respectively, Doherty v. Yongye International, Inc., et al., A-12-670343-C; Kirby v. Zishen Wu, et al., A-12-670468-C; Calisti v. Zishen Wu, et al., Case No. A-12-670758-B; Kong, et al. v. Zishen Wu, et. al., Case No. A-12-670874-B; and Harris v. Yongye International, Inc., et al., Case No. A-12-670817-B. All of the complaints were filed in Nevada state court (Eighth Judicial District Court, Clark County, Nevada), and all of the complaints challenge the Wu Proposal, alleging among other things, that the consideration to be paid in such proposal is inadequate, as is the process by which the proposal is being evaluated. The complaints seek, among other relief, to enjoin defendants from consummating the Wu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of all of the Company’s shareholders. The complaints have been served on the Company. On or about March 5, 2013, the plaintiff in the Doherty case filed a notice of voluntary dismissal. By stipulation and order, ordered April 23, 2013 (“April Order”), the remaining cases were consolidated for all purposes under the caption In re Yongye International, Inc. Shareholders’ Litigation, Case No. A-12-670468-B. Under the April Order, the plaintiffs were directed to file a consolidated complaint within 20 days of the announcement of a definitive merger agreement entered into in connection with any proposed going private transaction. By stipulation and order, ordered October 18, 2013 (the “October Order”), the plaintiffs were directed to file a consolidated complaint within 14 days of the filing of the preliminary proxy statement. On November 7, 2013, the plaintiffs filed their consolidated complaint, which alleges, among other things, that consideration to be paid under the Original Merger Agreement is inadequate, that the process leading to the Original Merger Agreement was flawed, and that the defendants failed to include all material information in the Proxy Statement.

On December 23, 2013, plaintiffs filed a motion to preliminarily enjoin the stockholder vote. The motion was heard on January 27, 2014, and on February 19, 2014 the court issued an order denying the plaintiffs’ motion. The Company has reviewed the allegations contained in the consolidated complaint and believes they are without merit. The Company intends to defend the litigations vigorously. As such, based on the information known to date, the Company does not believe that it is probable that a material judgment against it will result.

Between April 14, 2014 and April 25, 2014, three additional complaints were filed in Nevada state court (Eighth Judicial District Court, Clark County, Nevada), captioned Evans v. Yongye International, Inc., et al., A-14-699369-C; Merrick v. Yongye International, Inc., et al., A-14-699391-B; and Klein v. Yongye International, Inc., et al., A-14-699821-C. These complaints are similar to the complaints, described above, that were filed in 2012 and consolidated into In re Yongye International, Inc. Shareholders’ Litigation, Case No., A-12-670468-B (the “Consolidated Action”), except that they allege that consideration offered to be paid pursuant to the Amendment is inadequate. Each of the three new complaints name the same defendants and assert substantially the same claims and seek substantially the same relief as does the Consolidated Action. The plaintiffs in the Consolidated Action have taken steps to have the three April 2014 cases consolidated into that action.

On May 9, 2014, the plaintiffs in the Consolidated Action filed a Second Consolidated Amended Complaint, which alleges, among other things, that the consideration to be paid under the Amended Merger Agreement is inadequate, that the process leading to the Amended Merger Agreement was flawed, and that the defendants failed to include material information in the proxy statement. The amended consolidated complaint seeks, among other things, to enjoin the transaction and monetary damages. The Company has reviewed the allegations in the amended consolidated complaint and believes they are without merit.

NOTE 22 - RELATED PARTY TRANSACTIONS AND BALANCES

On January 4, 2012, the Company entered into an operating lease with Inner Mongolia Yongye for a research and development activity facility in Beijing, PRC for the period from January 4, 2012 to December 31, 2012. The operating lease was renewed on January 3, 2014 for the period from January 4, 2014 to December 31, 2015. The lease expense for the research and development facility was US$65,384 and US$63,680 for the three months ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2014 and 2013, Yongye Nongfeng obtained a number of short term loans from banks and other financial institution which were guaranteed by the related parties or pledged by the related party’s assets. Detailed information is included in Note 12. No guarantee fees were paid to the related parties.

NOTE 23 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	For the Three Months Ended
	March 31, 2014		March 31, 2013
Numerator:
Net income/ (loss) attributable to Yongye International, Inc.	US$	22,384,048	US$	(612,572)
Paid-in-kind dividends on redeemable Series A convertible preferred shares		(1,183,736)		(852,431)
Earnings allocated to participating redeemable Series A convertible preferred shares		(2,411,429)		-
Net income/(loss) for basic and diluted earnings per share		18,788,883		(1,465,003)
Denominator:
Weighted average shares of common stock		50,685,216		50,669,880
Basic and diluted earnings/(losses) per common stock		0.37		(0.03)

NOTE 24 - CONCENTRATIONS AND CREDIT RISKS

At March 31, 2014, the Company held cash in banks of approximately US$246,280,662that is uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits only with large financial institutions in the PRC with acceptable credit ratings.

Five major customers accounted for 47% and one major customer accounted for 12% of the Company’s total revenue for the three months ended March 31, 2014. Five major customers accounted for 49% and one major customer accounted for 20% of the Company’s total revenue for the three months ended March 31, 2013. The Company’s total revenue to five major customers were US$70,963,205 and US$22,248,033for the three months ended March 31, 2014 and 2013, respectively. In addition, all these major customers are distributors in the PRC agriculture industry.

For the three months ended March 31, 2014				For the three months ended March 31, 2013
Largest Customers	Amount of Sales		% Total Sales	Largest Customers	Amount of Sales		% Total Sales
Customer A	US$	18,493,381	12%	Customer A	US$	9,151,314	20%
Customer G		14,838,256	10%	Customer B		3,961,504	9%
Customer H		13,152,002	9%	Customer C		3,401,944	7%
Customer C		12,300,299	8%	Customer D		3,143,530	7%
Customer I		12,179,267	8%	Customer E		2,589,741	6%
Total	US$	70,963,205	47%	Total	US$	22,248,033	49%

Three major suppliers accounted for 81% (US$107,406,605), of which one major supplier accounted for 43% (US$57,159,338) of the Company’s inventory purchase for the three months ended March 31, 2014. Three major suppliers accounted for 85% (US$34,594,096), of which one major supplier accounted for 38% (US$15,577,462) of the Company’s inventory purchase for the three months ended March 31, 2013. If these suppliers terminate their supply relationship with the Company, the Company may be unable to purchase sufficient raw materials on acceptable terms which may adversely affect the Company’s results of operations.

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

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. Except as otherwise indicated or as the context may otherwise require, all references to “we”, “the Company”, “us” and “our” refer to Yongye International, Inc. (formerly known as Yongye Biotechnology International, Inc.) and its consolidated subsidiaries. The following discussion contains forward-looking statements. The words or phrases “would be,”“will allow,”“expect to”, “intends to,”“will likely result,”“are expected to,”“will continue,”“is anticipated,”“estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources”. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Products

Currently, our principal product is our liquid crop nutrient products, from which we derived substantially all of our sales for the year ended December 31, 2013. We also produce powder animal nutrient product, which is mainly used for livestock. In 2012, we launched two new crop nutrient products, a crop seed nutrient product and a crop root nutrient product. The crop seed nutrient product helps crop seeds sprout and improves the growth of roots, and the crop root nutrient product improves crop roots’ ability to absorb water and fertilizers and enhance crop resistance against drought, freezing, diseases, and stalk leaning. In the first quarter of 2014, we introduced a new water soluble humic acid product, which improves the soil structure and the ability of fertilizer and water retention. It also enhances crop resistance against drought, freezing, diseases, and stalk leaning. We believe, by using our regular crop nutrient together with our new products at different stages of crop growth, the combined effectiveness of our products will further enhance crop yield. We market our regular crop and animal products under the trade name “Shengmingsu” (“ 生命素 ” in Chinese means “Life Essential”). Our products for crop seeds and roots are named “Zhongbaosheng” and “Qianggenbao” respectively. The new water soluble humic acid product is named “Wujin’gao”. We produce our liquid crop nutrient products, including crop seed product and crop root product, and the new water soluble humic acid product based on our proprietary formulae utilizing fulvic acid as the primary compound base and combining with various micro nutrients such as zinc and boron, macro nutrients like nitrogen, phosphorous and potassium (“NPK”) and other nutrients that are essential for the crop health. Our crop nutrient’s core fulvic acid compound improves crop yield by enhancing the absorption of fertilizers and micro nutrients. In addition, the micro nutrients and NPK included in our crop nutrient formula serve as supplements during key growth stages of crops. We believe that our crop nutrient products are particularly well-suited for use in China, which generally has highly degraded farming soil as a result of over-farming, decades of over-use of chemical fertilizers and less advanced farming practices compared with more developed nations. Our regular crop nutrient product is most commonly applied by directly spraying onto leaves of crops after dilution with water, and is typically used at certain critical growth stages of crops in addition to normal fertilizer application. Our crop seed nutrient product is used by soaking the seeds in our product after water dilution. Soaking time and proportions of water to product vary among different crops and users should follow our product specifications. At the time that a seeding crop is transplanted, our crop root nutrient is used by applying the product onto the crop roots after water dilution and blending with soil. After the transplant, the water-diluted crop root product is used to irrigate the crops at the roots. Soaking time and water-product proportions during and after transplanting varies and users should follow our product specifications. The new water soluble humic acid product is used during irrigation.

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

Our powder animal nutrient product consists of our fulvic acid compound base, additional nutrients and Chinese herbs. Our animal products are currently targeted at and administered to livestock such as dairy cows through mixture with feeds.

Sales and Distribution

We employ a multi-tiered distribution model whereby we primarily sell our products to provincial-level distributors who sell to our end-customers either directly or indirectly through county-level and village-level distributors. We currently have 24 provincial-level distributors. For the most part, each distributor covers a single province, while the rest of them cover either multiple provinces or a portion of one province (in the case of Hebei and Xinjiang). We select our provincial-level distributors based on criteria including experience, reputation, network coverage and financial strength, and we usually enter into multi-year distribution contracts with them.  All of our contracts with provincial-level distributors include mutual exclusivity provisions whereby the provincial-level distributors are not allowed to distribute competing products, and we grant the distributor exclusive sales rights in the designated territory. We are careful to ensure that the sales territories of our provincial-level distributors do not overlap.

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

As of March 31, 2014, our products were sold in 30 provinces, autonomous regions and centrally-administered municipalities across China. We sell our products to 24provincial-level distributors, who then sell our products to 810 county-level distributors and 36,200Branded Retailers. Our multi-tiered distribution model allows us to penetrate the vast and highly fragmented rural area of China by utilizing our internal sales team to manage and leverage thousands of sales personnel at our provincial-level distributors, county-level distributors and Branded Retailers. Our internal sales team actively manages our multi-tier distribution network by participating in major distributor sales activities and providing training presentations and seminars.

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

We have two production facilities in Hohhot City, Inner Mongolia, with one located in Jinshan Industrial Park (the “Jinshan Facility”) and one in Wuchuan County (the “Wuchuan Facility”).  Prior to the fourth quarter of 2010, the Jinshan Facility was our sole manufacturing facility and the Jinshan Facility uses purchased humic acid as the key raw material to produce our products.  Our Wuchuan Facility was completed in the fourth quarter of 2010 and directly utilizes lignite coal as the key raw material to produce fulvic acid and bypasses intermediaries from whom we used to purchase humic acid. Our Wuchuan Facility also use fulvic acid from third party factories to which we outsourced extraction work. Those third party factories perform extraction work by using our raw materials and following our manufacturing instructions. We also outsourced the production of the new water soluble humic acid product to a third party factory that use our raw materials and follow our manufacturing procedures.

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

For the three months ended March 31, 2014, our actual production output for liquid crop nutrient product was 12,891 tons and the actual output for powder animal nutrient was 402 tons.  We expect to continue to expand our production capacity as required to respond to increasing demand for our products in the future, including the planned construction of new manufacturing facilities.

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

We are currently researching and market testing various customized products for crop and animals and our research and development expenses mainly consisted of field test expenses for new products, tests on different crops and tests in various geographic markets. We have already officially introduced two new products to the market in the first quarter of 2012. One new product is to help crop seeds to sprout and grow, and the other is to improve crop roots’ ability to absorb water and fertilizers and to enhance crop resistance against drought, freezing, diseases, and stalk leaning. In the first quarter of 2014, we introduced a new water soluble humic acid product to help improve crop yield. We are also examining market opportunities for introducing liquid crop nutrient products specifically targeted at corn, peppers, wheat, rice, cucumbers, tomatoes, cotton, potatoes, sunflowers, grapes, tropical fruits and flowers, though no assurance can be given that we will ultimately bring to market the products that we are currently researching or market testing. As to animal products, we are market testing the products used for livestock such as pig, chickens and sheep.

Intellectual Property

Our products are based on patented formulae that combine a fulvic acid base with other macro and micro nutrients. Our formulations were designed to enhance crop yield by increasing absorption of fertilizer and micro nutrients and providing key micro nutrients and NPK in key growth stages of crops. In addition, our engineers designed our manufacturing process to overcome technical barriers associated with the extraction of fulvic acid and the blending of our products on an industrial scale so that micro and macro nutrients in our products are water soluble and can be easily absorbed by crops after being sprayed on the leaves. We have been granted ten 20-year invention patents by the State Intellectual Property Office in the PRC since 2005, which cover formulae for our liquid crop nutrient product and powder animal nutrient product, as well as the manufacturing processes for extraction and blending of our products. In addition to seeking patent protection, we maintain proprietary know-how related to extraction and blending processes as trade secrets.

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

Recent Developments

On September 23, 2013, the Company entered into an agreement and plan of merger (the “Original Merger Agreement”) with Full Alliance International Limited, a British Virgin Islands company (“Holdco”), Yongye International Limited, an exempted company with limited liability incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of Holdco (“Parent”), and Yongye International Merger Sub Limited, a Nevada corporation and a wholly owned subsidiary of Parent (“Merger Sub”, together with the Company, Holdco and Parent, the “Parties” and any one of them a “Party”). Pursuant to the Original Merger Agreement, upon the terms and subject to the conditions thereof, at the effective time of the merger, Merger Sub will be merged with and into the Company, the Company will become a wholly-owned subsidiary of Parent and each of the Company’s shares of common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive US$6.69 in cash without interest, except for (i) shares owned by Holdco, Parent and Merger Sub, including shares of common stock and Preferred Shares to be contributed to Parent by Holdco, Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA, immediately prior to the effective time of the merger pursuant to a contribution agreement, dated as of September 23, 2013, among Parent, Holdco, Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA (except that, with respect to Prosper Sino, only such shares designated as “Prosper Sino rollover shares” in the definitive proxy statement in connection with the special meeting of stockholders held for the purposes of approving the Original Merger Agreement will be contributed), and (ii) shares of common stock held by the Company or any subsidiary of the Company((i) and (ii) collectively, the “Excluded Shares”), which will be cancelled for no consideration and cease to exist as of the effective time of the merger. Currently, Holdco, Mr. Zishen Wu, Prosper Sino Development Limited and MSPEA, collectively beneficially own approximately 33.8% of the Company’s outstanding shares of common stock, on an as converted basis.

The Original Merger Agreement contained representations and warranties of the Parties that are, in general, customary for a transaction of this type. The assertions embodied in those representations and warranties were made solely for purposes of the contract among the Parties and may be subject to important qualifications and limitations agreed to by the Parties in connection with the negotiated terms. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a contractual standard of materiality different from those generally applicable to investors or may have been used for purposes of allocating risk among the Parties rather than establishing matters as facts.

The Parties had also agreed to certain covenants, including covenants requiring the Company to conduct its business in the ordinary course of business consistent with past practice in all material respects and use commercially reasonable efforts to preserve substantially intact its business organization and relationships with governmental authorities, customers, suppliers and other persons with which it has material business relations and keep available the services of its current officers and key employees through the effective time of the merger, except as expressly provided in the Original Merger Agreement.

The Original Merger Agreement also included customary termination provisions for both the Company and Parent. In specified circumstances, if the Original Merger Agreement is terminated, the Company was required to Parent a termination fee in the amount of $4,000,000 or $2,000,000, as applicable, or would receive from Parent a termination fee in the amount of $10,000,000. The Original Merger Agreement also provided that if the required stockholder approvals were not obtained at the stockholders’ meeting, Parent would reimburse the Company’s expenses up to $2,000,000.

The Company’s Board of Directors, acting upon the unanimous recommendation of a special committee of the Board of Directors comprised solely of independent and disinterested directors (the “Special Committee”), approved and adopted the Original Merger Agreement and recommended that the Company’s shareholders vote to approve the Original Merger Agreement. The Special Committee negotiated the terms of the Original Merger Agreement with the assistance of legal and financial advisors to the Special Committee.

The merger is subject to closing conditions including, but not limited to: (a) adoption of the Original Merger Agreement by the (i) affirmative vote of the holders of at least a majority of the issued and outstanding shares of common stock and preferred shares of the Company, voting together as a single class, with the number of votes the holders of preferred shares were entitled to vote equal to the number of shares of common stock into which such preferred shares were convertible, as determined in accordance with the articles of incorporation of the Company, (ii) affirmative vote or consent of the holders of at least a majority of the issued and outstanding preferred shares of the Company and (iii) affirmative vote of the holders of at least a majority of the issued and outstanding shares (other than the Excluded Shares); (b) the absence of any order, injunction or decree preventing or making illegal the consummation of the merger; (c) the truth and correctness of each Party’s representations and warranties at closing (subject to materiality qualifiers); (d) the compliance of each Party with its covenants in all material respects, and (e) the absence of any material adverse effect on the Company.

On January 3, 2014, the Company issued a press release announcing that it had established the close of business on January 10, 2014 as the record date for its special meeting of stockholders entitled to receive notice of and to vote at its upcoming special meeting of stockholders on the proposal to approve the Original Merger Agreement.

In connection with the special meeting of stockholders to approve the Original Merger Agreement, the Company filed a definitive proxy statement with the Securities and Exchange Commission (the "SEC") on January 9, 2014, and mailed the definitive proxy statement to its stockholders.

The Company’s special meeting of stockholders was held on February 19, 2014, and the stockholders approved the adjournment of the special meeting and the special meeting was adjourned until 2:00 p.m. China time, on March 5, 2014 at Jinshan Economic Development Zone, Hohhot City, Inner Mongolia, the People’s Republic of China. The special meeting was adjourned to provide the Company with additional time to solicit proxies from its stockholders in favor of the proposal to approve the Original Merger Agreement.

Subsequently, the adjourned special meeting of stockholders was held on March 5, 2014, and the proposal to approve the Original Merger Agreement did not receive approval from holders of at least a majority of the issued and outstanding shares of the Company (other than the Excluded Shares). The Original Merger Agreement was therefore not approved by the Company’s stockholders.

The Special Committee of the Board of Directors received a revised proposal (the “Revised Proposal”) dated March 26, 2014 from (i) Mr. Zishen Wu, (ii) MSPEA, (iii) Lead Rich International Limited (“Lead Rich”) and (iv) Full Alliance (together with Mr. Wu, MSPEA and Lead Rich, the “Buyer Consortium”), in connection with the proposed merger under the Original Merger Agreement. In the Revised Proposal, the Buyer Consortium proposed to increase the merger consideration payable to holders of shares of common stock, par value $0.001 per share, of the Company (the “Shares”) under the Original Merger Agreement, from $6.69 per Share to $7.00 per Share. As a condition to such increase of the merger consideration, the Buyer Consortium proposed that the requirement that the Original Merger Agreement be subject to the approval by the affirmative vote of the holders of at least a majority of the issued and outstanding Shares (other than the Excluded Shares) be modified such that the Amended Merger Agreement (as defined below) be subject to the approval by the affirmative vote of the holders of at least a majority of the issued and outstanding Shares (other than the Excluded Shares) that are present in person or by proxy and vote for or against approval of the Amended Merger Agreement at the stockholders’ meeting.

On April 9, 2014, the Parties entered into an amendment (the “Amendment”) to the Original Merger Agreement (the Original Merger Agreement as so amended, the “Amended Merger Agreement”).

The Amendment provides for an increase in the per share merger consideration to be paid to holders of shares of common stock of the Company under the Amended Merger Agreement, other than the Excluded Shares, from $6.69 per share to $7.10 per share.

The Amendment revises the requirement that the Original Merger Agreement be approved by the affirmative vote of the holders of at least a majority of the issued and outstanding shares of common stock of the Company (other than the Excluded Shares) to instead require that the Amended Merger Agreement be approved by the affirmative vote of the holders of at least a majority of the issued and outstanding shares of common stock of the Company (other than the Excluded Shares) that are present in person or by proxy and vote for or against approval of the Amended Merger Agreement at the stockholders’ meeting.

The Amendment also provides for an increase in the maximum amount of the Company’s expenses in connection with the transactions contemplated by the Original Merger Agreement reimbursable by Holdco and Parent under certain circumstances in which the Amended Merger Agreement is terminated from US$2,000,000 to US$3,000,000 and extends the termination date from June 23, 2014 to September 22, 2014 such that, subject to certain conditions, the Amended Merger Agreement may be terminated and the merger may be abandoned by either the Company (upon the approval of the special committee of the Company’s Board of Directors) or Parent if the proposed merger is not consummated on or before September 22, 2014.

Other than as expressly modified by the Amendment, the Original Merger Agreement remains in full force and effect as originally executed on September 23, 2013.

In connection with the special meeting of stockholders to be held to approve the Amended Merger Agreement, the Company filed a preliminary proxy statement with the SEC on April 28, 2014.

On April 30, 2014, the Company announced that it has established the close of business on May 5, 2014 as the record date for its special meeting of stockholders entitled to receive notice of and to vote at its upcoming special meeting of stockholders on the proposal to approve the Amended Merger Agreement.

On May 5, 2014, the Company announced that it has established June 6, 2014 as the meeting date for its special meeting of stockholders. In connection with the special meeting of stockholders to be held to approve the Amended Merger Agreement, the Company filed a definitive proxy statement on Schedule 14A with the SEC on May 2, 2014, together with a Schedule 13E-3 transaction statement with the SEC. The Company has mailed a copy of the definitive proxy statement and Schedule 13E-3 transaction statement to its stockholders of record.

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

The market for our crop nutrient product is large and has attractive long-term growth prospects. China has 2.03 billion mu (each mu is equivalent to approximately 667 square meters) of arable land in total. Typically, each mu of arable land requires more than 300 ml of our liquid crop nutrient product for one growing season. For the year of 2013, our crop nutrient product is estimated to have been used in approximately 6% of the arable land in China, assuming there is one and half growing season per annum on average for all the arable land across China.

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

Our end-customers are comprised of large farms which purchase directly from distributors, and individual farmers who purchase either through Branded Retailers or promotional events held by local distributors. Our Branded Retailer network has been a key driver of our sales. The number of Branded Retailers increased from 36,100as of December 31, 2013to 36,200 as of March 31, 2014.

Below is a table setting forth the expansion of our Branded Retailer network.

Branded Retailer by Region	Q1 End 2014	Year End 2013	Year End 2012

Hebei/Beijing/Tianjin	4,672	4,660	4,578
Inner Mongolia	1,270	1,255	1,136
Shandong	3,455	3,455	3,434
Guangdong/Hainan	1,436	1,414	1,306
Henan	3,000	2,991	2,889
Heilongjiang/Jilin/Liaoning	2,601	2,599	2,533
Xinjiang	2,573	2,556	2,437
Hubei/Hunan	3,240	3,240	3,240
Gansu/Qinghai	869	869	865
Jiang su	2,501	2,492	2,447
Shanx i	1,808	1,803	1,745
Anhui	1,510	1,508	1,494
Shaanx i	1,768	1,766	1,691
Sichuan/Chongquing	1,125	1,125	1,105
Jiangxi/Fujian	1,422	1,417	1,346
Yunnan/Guizhou	1,535	1,535	1,418
Zhejiang	519	519	510
Guangxi	520	520	508
Ningxia	368	368	368
Shanghai	8	8	8
Total	36,200	36,100	35,058

Seasonality

Our regular liquid crop nutrient product is most commonly applied by directly spraying onto leaves of crops in the second and third quarters, which correspond to the growing seasons for most crops in most parts of China. Accordingly, the sales during the second and third quarters usually represent 70-80% of our total annual sales. Therefore, a higher volume of finished goods are usually accumulated during the non-peak seasons in preparation for the subsequent peak sales seasons, which will result in higher inventory turnover days during non-peak seasons. In the beginning of 2012, we launched two products which are positioned specifically for crop seeds and roots. At the beginning of 2014, to diversify our product mix, we introduced a new water soluble humic acid product which is used during irrigation. The peak sales seasons of the crop seed and root nutrient product and the water soluble humic acid product fall in the first quarter.

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

Competition

While we compete with both nationwide and local manufacturers of humic or fulvic acid crop nutrients, we believe that we are a clear market leader. The Chinese agriculture industry and the retail market for agricultural goods are highly fragmented. As of the end of April 2014, there were more than 5,800 fertilizer products registered in the PRC Ministry of Agriculture’s registry. We mainly compete directly with producers of humic or fulvic acid based products, of which there were around 1,300 registered as of the end of April 2014.

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

RESULTS OF OPERATIONS

Summary Statement of Income Data

	For the Three Months Ended
In US$, except for percentages	March 31, 2014		March 31, 2013		Variance	%

Sales	US$	152,322,090	US$	45,268,520	107,053,570	236.5%

Cost of sales		97,271,957		23,636,421	73,635,536	311.5%

Gross profit		55,050,133		21,632,099	33,418,034	154.5%

Selling expenses		15,930,657		15,435,060	495,597	3.2%

Research and development expenses		4,738,954		991,670	3,747,284	377.9%

General and administrative expenses		4,063,488		4,069,972	(6,484)	(0.2)%

Income from operations		30,317,034		1,135,397	29,181,637	2,570.2%

Other (expenses)/income
Interest expense		(2,195,739)		(1,866,378)	(329,361)	17.6%
Interest income		8,941		165,758	(156,817)	(94.6)%
Other expenses		(161,054)		(64,336)	(96,718)	150.3%

Total other expenses, net		(2,347,852)		(1,764,956)	(582,896)	33.0%

Earnings/(losses)before income tax expense		27,969,182		(629,559)	28,598,741	(4,542.7)%

Income tax expense/(benefit)		4,357,382		(5,079)	4,362,461	(85,892.1)%

Net income/(loss)		23,611,800		(624,480)	24,236,280	(3,881.0)%

Less: Net income/(loss) attributable to the non-controlling interest		1,227,752		(11,908)	1,239,660	(10,410.3)%

Net income/(loss) attributable to Yongye International, Inc.	US$	22,384,048	US$	(612,572)	22,996,620	3,754.1%

Earnings per share:
Basic	US$	0.37	US$	(0.03)
Diluted	US$	0.37	US$	(0.03)

Weighted average shares used in computation:
Basic		50,685,216		50,669,880
Diluted		50,685,216		50,669,880

Review of Results of Operation for the Three Months Ended March 31, 2014

Our sales increased by 236.5%to US$152.3 million for the three months ended March 31, 2014, from US$45.3million for the same period of 2013.

Our gross profit increased by 154.5% to US$55.1 million for the three months ended March 31, 2014, from US$21.6 million for the same period of 2013. Gross profit margin was 36.1% for the three months ended March 31, 2014, as compared to 47.8% for the same period of 2013.

Our net income attributable to Yongye International, Inc. was US$22.4million, or US$0.37 earnings per diluted share, for the three months ended March 31, 2014, from the net loss of US$0.6 million, or a loss of US$0.03 per diluted share, for the same period of 2013.

Sales

Below is an analysis of our sales for the three months ended March 31, 2014and 2013.

Our sales increased by US$107.1million, or 236.5%, to US$152.3 million for the three months ended March 31, 2014, from US$45.3 million for the same period of 2013. For the three months ended March 31, 2014, we derived US$71.0 million, or 46.6% of our total sales, from liquid crop nutrient products, US$79.5 million, or 52.2%of total sales from the new water soluble humic acid product, and US$1.8 million, or 1.2% of total sales, from the powder animal nutrient products. For our liquid crop nutrient products, the two products for crop seeds and roots contributed US$30.9 million, or 43.4% of our total liquid crop nutrient sales, while the regular crop nutrient contributed US$40.1 million, or 56.6% of total liquid crop nutrient sales.

For the three months ended March 31, 2014, the average selling price (“ASP”) of our liquid crop nutrient product was US$12,548 per ton, as compared to US$12,166per ton for the same period of 2013. ASP of the new water soluble humic acid product was US$780 per ton.

The following table set forth the sales breakdown by region for the three months ended March 31, 2014 and 2013:

Sales By Region (US$ million)	2014 Q1	2013 Q1	YoY Change In US$	YoY Change in %
Hebei/Beijing/Tianjin	35.1	6.7	28.4	424%
Inner Mongolia	18.5	9.2	9.3	101%
Shandong	12.3	3.3	9.0	273%
Guangdong/Hainan	7.5	2.2	5.3	241%
Henan	2.6	3.2	(0.6)	(19)%
Heilongjiang/Jilin/Liaoning	8.4	3.9	4.5	115%
Xinjiang	5.5	1.0	4.5	450%
Hubei/Hunan	*	1.0	(1.0)	(100)%
Gansu/Qinghai	8.9	1.4	7.5	536%
Jiangsu	10.3	2.2	8.1	368%
Shanxi	14.8	1.4	13.4	957%
Anhui	4.3	1.3	3.0	231%
Shaanxi	12.2	1.8	10.4	578%
Sichuan/Chongqing	7.6	2.5	5.1	204%
Jiangxi/Fujian	2.1	2.1	-	-
Yunnan/Guizhou	2.2	2.1	0.1	4.8%
Zhejiang	*	*	-	-
Guangxi	*	*	-	-
Ningxia	*	*	-	-
Shanghai	*	*	-	-
Others	*	*	-	-
Total	152.3	45.3	107.0	236%

* Less than US$50,000

Our revenue for the three months ended March 31, 2014 increased by US$107.1 million compared to the same period of 2013, primarily due to the business expansion and the introduction of new products. During the first quarter of 2014, we introduced a new water soluble humic acid product to diversify our products mix, the sales of which amounted to US$79.5 million. The revenue of existing products recognized increased by US$27.6 million while the shipments of existing products increased by US$7.9 million from US$43.7 million in the three months ended March 31, 2013 to US$51.6 million in the same period of 2014 with the expansion of our business.

Production Output

Our production output for our liquid crop nutrient product was 12,891 tons for the three months ended March 31, 2014. The inventory turnover was 250 days for the three months ended March 31, 2014 as compared to 494 days for the same period of 2013. As of March 31, 2014 and December 31, 2013, finished goods included US$68.0 million and US$43.7 million, respectively, of products that were sold and delivered to certain customers for which the related revenue was not recognized because collectability was not assured at time of shipment.

During the three months ended March 31, 2014, we sold 5,662 tons of liquid crop nutrient products, 275 tons of powder animal nutrient products and 101,946 tons of new water soluble humic acid products. During the three months ended March 31, 2013, we sold 3,605 tons of liquid crop nutrient products and 221 tons of powder animal nutrient products.

Cost of Sales

Our cost of sales increased by US$73.6 million, or 311.5%, to US$97.3 million for the three months ended March 31, 2014, from US$23.6 million for the same period of 2013.

For the three months ended March 31, 2014, our cost of sales accounted for 63.9% of our total sales, as compared to 52.2% for the same period of 2013.

Gross Margin

Our gross margin was 36.1% for the three months ended March 31, 2014, as compared to 47.8% for the same period of 2013. The decrease of gross margin for the three months ended March 31, 2014 was mainly due to the sales of new water soluble humic acid product which has lower margin compared to other products.

Selling Expenses

Our selling expenses increased by US$0.5 million, or 3.2%, to US$15.9 million for the three months ended March 31, 2014, from US$15.4 million for the same period of 2013. As a percentage of sales, selling expenses decreased from 34.1% for the three months ended March 31, 2013 to 10.5% for the same period of 2014. The decrease of percentage of sales was primarily due to that the sales of new water soluble humic acid product contributed to the significant increase of total sales in the first quarter of 2014.

General and Administrative Expenses

Our general and administrative expenses remained the same level for the three months ended March 31, 2014, as that for the same period of 2013.

Research and Development Expenses

We incurred US$4.7 million of research and development expenses for the three months ended March 31, 2014, as compared to US$1.0 million for the same period of 2013.Our research and development expenses mainly consisted of field test expenses for existing and new products on different crops and in various geographic markets.

Income Tax Rate

During the three months ended March 31, 2014 and the year ended December 31, 2013, Yongye Nongfeng enjoyed a preferential tax rate of 15% pursuant to the High-Tech Enterprise qualification which entitled it the preferential tax rate for three years starting from January 1, 2010. The certificate was renewed in August 2013, which enables Yongye Nongfeng to continue to enjoy the preferential tax rate of 15% from 2013 to 2015. Pursuant to an approval from the Inner Mongolia Autonomous Region National Tax Authority on November 26, 2012, Yongye Fumin, being a foreign investment enterprise located in the Western Region of the PRC, was entitled to a preferential income tax rate of 15% retrospectively effective from January 1, 2011 to December 31, 2020.

The Company’s effective income tax rates for the three months ended March 31, 2014 and 2013 were 15.58% and 0.81%, respectively. The effective income tax rate of PRC entities for the three months ended March 31, 2014 differs from the PRC statutory income tax rate of 25% primarily due to the effect of Yongye Nongfeng’s and Yongye Fumin’s preferential tax treatment and the effect of non-deductible expenses. For the three months ended March 31, 2013, the losses before income tax expense of the PRC entities and the non-PRC entities wereUS$32,536 and US$597,023 respectively, and the effective income tax rates of the PRC entities and the non-PRC entities were approximately 15.61% and 0% respectively.

Our company’s PRC subsidiaries have cash balance of US$264.3 million as of March 31, 2014 which is planned to be permanently reinvested in the PRC. The distributions from our PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our plan to indefinitely reinvest our earnings in our PRC business, we have not provided for deferred tax liabilities on undistributed earnings of our PRC subsidiaries.

Net Income

Our net income attributable to Yongye International, Inc. was US$22.4 million (representing a net profit margin of 14.7%) for the three months ended March 31, 2014 as compared to a net loss of US$0.6 million (representing a net loss margin of 1.4%) for the same period of 2013. The increase in our net profit/loss margin is primarily due to the increase in sales and gross profit.

Liquidity and capital resources

Selected consolidated balance sheet data:

in US$, except for percentages	As of March 31, 2014	As of December 31, 2013	Variance	%	Note

Cash and restricted cash	246,353,107	123,768,435	122,584,672	99.0%
Accounts receivable, net of allowance for doubtful accounts	189,220,666	334,141,280	(144,920,614)	(43.4)%	1)
Inventories	288,993,740	251,372,750	37,620,990	15.0%	2)
Deposits to suppliers	81,796,269	54,400,166	27,396,103	50.4%	3)
Property, plant and equipment, net	23,008,498	23,675,240	(666,742)	(2.8)%
Prepayment for mining project	36,636,812	37,035,215	(398,403)	(1.1)%	4)
Total assets	966,250,558	896,559,205	69,691,353	7.8%
Long-term loans and payables and capital lease obligations - current portion	7,570,532	8,958,983	(1,388,451)	(15.5)%
Short-term bank loan	138,726,636	115,632,535	23,094,101	20.0%
Accounts payable	37,996,495	8,137,337	29,859,158	366.9%	5)
Income tax payable	28,211,756	26,612,792	1,598,964	6.0%
Accrued expenses	18,545,804	19,465,163	(919,359)	(4.7)%
Other payables	4,585,595	4,271,519	314,076	7.4%
Total current liabilities	237,029,381	183,684,752	53,344,629	29.0%
Long-term loans and payables	10,294,660	9,428,182	866,478	9.2%
Other non-current liability	10,283,630	10,395,458	(111,828)	(1.1)%
Total equity attributable to Yongye International, Inc.	617,174,045	602,006,569	15,167,476	2.5%
Total equity	648,957,628	632,926,933	16,030,695	2.5%	6)

1)	The decrease in accounts receivable of US$144.9 million was mainly due to the collection of accounts receivable during the first quarter of 2014. During the first quarter of 2014, we collected US$263.6 million from our distributors, including US$248.8 million of the accounts receivable outstanding at December 31, 2013. We have taken measures to increase our collection efforts and to closely monitor our distributors' financial status.

Past due balances are reviewed individually for collectability. We determine the adequacy of the allowance for doubtful accounts by considering the amount of historical losses adjusted to take into account current market conditions and customers’ financial condition, the amount of receivables in dispute and past due, the accounts receivables aging and customers’ repayment patterns. During the three months ended March 31, 2014, a significant portion of the accounts receivable as of December 31, 2013 were collected.

For certain distributors, we do not recognize revenues upon shipment of the finished goods to them, since we determined that collectability was not reasonably assured at time of shipment. Revenues from sale of products to these distributors are not recognized until we receive full payment. As of March 31, 2014, finished goods of US$68.0 million represented products sold and shipped to distributors for which no revenue was recognized.

Accounts receivable as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014		December 31, 2013

Accounts receivable	US$	198,441,138	US$	343,462,019
Less: allowance for doubtful accounts		(9,220,472)		(9,320,739)
Total	US$	189,220,666	US$	334,141,280

Of the US$198.4 million of our gross accounts receivable as of March 31, 2014, US$44.9 million of our accounts receivable were past our six month credit term and we provided allowance for doubtful accounts in the amount of US$9.2 million, taking into account current market conditions, the customers’ financial condition, the accounts receivable ageing and the customers’ repayment patterns. For the gross accounts receivable balance as of March 31, 2014, our top three customers accounted for US$90.7 million or 45.7% and our top five customers accounted for US$128.1 million or 64.5% of the total amount of accounts receivable.

The ageing of gross accounts receivable as of March 31, 2014 and December 31, 2013 was:

Receivable Ageing	March 31, 2014%			December 31, 2013%

Current:
0-3 months	US$	107,522,766	54.2%	US$	85,945,690	25.0%
3-6 months		46,028,478	23.2%		133,420,035	38.8%
Subtotal		153,551,244	77.4%		219,365,725	63.8%

Past due:
Past due 0-30 days		5,629,215	2.8%		67,757,206	19.7%
Past due over 30 days		39,260,679	19.8%		56,339,088	16.5%
Subtotal		44,889,894	22.6%		124,096,294	36.2%

Total	US$	198,441,138	100.0%	US$	343,462,019	100.0%

Days sales outstanding (“DSO”) is defined as average accounts receivable for the period divided by net sales for the period times the days of this period. DSO decreased by 264 days from 424 days for the three months ended March 31, 2013 to 160 days for the same period of 2014, mainly due to the significant increase in sales during the first quarter of 2014.

2)	The increase in inventory of US$37.6 million was mainly due to the incremental inventory stocking in the three months ended March 31, 2014. To prepare for the peak seasons of our regular crop nutrient products which fall in the second and third quarters, we accumulated higher volumes of finished goods of our regular crop nutrient product as well as the raw materials for the production during the first quarter of 2014 and thus resulted in increased inventory.

Inventory turn-over days (“Inventory days”) is defined as average inventory for the period divided by cost of sales for the period times the days of this period. Inventory days decreased by 244 days from 494 days for the three months ended March 31, 2013 to 250 days for the same period in 2014, mainly due to the increased cost of sales during the first quarter of 2014.

3)	The deposits to suppliers amounting to US$81.8 million and US$54.4 million as of March 31, 2014 and December 31, 2013 in anticipation of production demand for the coming peak seasons in the second and third quarters. The deposits were paid primarily to the suppliers of chemical components and packaging materials to lock in price and secure availability, which is expected to be delivered by July 2014 and consumed by the Company in the manufacturing process within a year.

4)	The cash consideration for the resource project is RMB 240 million or approximately US$37 million. According to preliminary third party analysis, the mineral resource of the project we acquired is at surface level and the “open pit” mining method is recommended. Meanwhile, our Wuchuan Facility was built near the mineral resource project to minimize future shipping expense. We engaged a third party mineral institute to assist us in obtaining a Geological Exploration Report which is still in progress. We believe the cost to be incurred in completing the remaining administrative procedures and obtaining government approvals are not significant. If we cannot receive the report before the exploration right expires, we would apply for an extension from the local authority.

5)	The increase in accounts payable of US$29.9 million was mainly due to the increased purchase of raw materials for the coming peak seasons and the payables to the outsourced plant for the production of the new water soluble humic acid products.

6)	Total equity increased by US$16.0 million from US$632.9 million as of December 31, 2013 to US$649.0 million as of March 31, 2014, which is mainly due to an increase in retained earnings of US$23.6 million primarily for the net income and other comprehensive expense of US$7.6 million primarily for foreign currency exchange translation adjustment during the period.

Summary consolidated cash flow data:

in US$, except for percentages	For the Three Months Ended
	March 31, 2014	March 31, 2013	Variance

Net cash provided by operating activities	101,169,804	141,145,272	(39,975,468)
Net cash used in investing activities	(83,837)	(502,297)	418,460
Net cash provided by/(used in) financing activities	23,750,994	(1,148,259)	24,899,253
Effect of exchange rate change on cash and cash equivalents	(2,252,289)	389,711	(2,642,000)
Net increase in cash and cash equivalents	122,584,672	139,884,427	(17,299,755)
Cash at beginning of period	123,728,435	44,511,404	79,217,031
Cash at end of period	246,313,107	184,395,831	61,917,276

The sources and uses of cash for the three months ended March 31, 2014 are summarized below:

Cash provided by operating activities was US$101.2 million and US$141.1 million for the three months ended March 31, 2014 and 2013, respectively. The cash provided by operating activities in the three months ended March 31, 2014 was primarily driven by collection of accounts receivable, but was partially offset by the increase in deposit to suppliers. Other factors include net income of US$23.6 million for the period.

Net cash used in investing activities was US$83.8 thousand and US$502.3 thousand for the three months ended March 31, 2014 and 2013, respectively.

Net cash provided by the financing activities was US$23.8 million for the three months ended March 31, 2014, and net cash used in financing activities was US$1.1 million for the three months ended March 31, 2013. The net cash provided by financing activities for the three months ended March 31, 2014 was mainly due to proceeds of short-term bank loans for operating purpose.

Foreign Currency Translation Adjustment

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

On or about October 18, 2012 and October 22, 2012, five shareholder class action complaints were filed against the Company and certain officers and directors thereof in connection with the preliminary, non-binding proposal letter dated October 15, 2012, from Mr. Zishen Wu, MSPEA and Abax Global Capital (Hong Kong) Limited (the “Wu Proposal”). The five complaints are captioned, respectively, Doherty v. Yongye International, Inc., et al., A-12-670343-C; Kirby v. Zishen Wu, et al., A-12-670468-C; Calisti v. Zishen Wu, et al., Case No. A-12-670758-B; Kong, et al. v. Zishen Wu, et. al., Case No. A-12-670874-B; and Harris v. Yongye International, Inc., et al., Case No. A-12-670817-B. All of the complaints were filed in Nevada state court (Eighth Judicial District Court, Clark County, Nevada), and all of the complaints challenge the Wu Proposal, alleging among other things, that the consideration to be paid in such proposal is inadequate, as is the process by which the proposal is being evaluated. The complaints seek, among other relief, to enjoin defendants from consummating the Wu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of all of the Company’s shareholders. The complaints have been served on the Company. On or about March 5, 2013, the plaintiff in the Doherty case filed a notice of voluntary dismissal. By stipulation and order, ordered April 23, 2013 (“April Order”), the remaining cases were consolidated for all purposes under the caption In re Yongye International, Inc. Shareholders’ Litigation, Case No. A-12-670468-B. Under the April Order, the plaintiffs were directed to file a consolidated complaint within 20 days of the announcement of a definitive merger agreement entered into in connection with any proposed going private transaction. By stipulation and order, ordered October 18, 2013 (the “October Order”), the plaintiffs were directed to file a consolidated complaint within 14 days of the filing of the preliminary proxy statement. On November 7, 2013, the plaintiffs filed their consolidated complaint, which alleges, among other things, that consideration to be paid under the Original Merger Agreement is inadequate, that the process leading to the Original Merger Agreement was flawed, and that the defendants failed to include all material information in the Proxy Statement.

On December 23, 2013, plaintiffs filed a motion to preliminarily enjoin the stockholder vote. The motion was heard on January 27, 2014, and on February 19, 2014 the court issued an order denying the plaintiffs’ motion. The Company has reviewed the allegations contained in the consolidated complaint and believes they are without merit. The Company intends to defend the litigations vigorously. As such, based on the information known to date, the Company does not believe that it is probable that a material judgment against it will result.

Between April 14, 2014 and April 25, 2014, three additional complaints were filed in Nevada state court (Eighth Judicial District Court, Clark County, Nevada), captioned Evans v. Yongye International, Inc., et al., A-14-699369-C; Merrick v. Yongye International, Inc., et al., A-14-699391-B; and Klein v. Yongye International, Inc., et al., A-14-699821-C. These complaints are similar to the complaints, described above, that were filed in 2012 and consolidated into In re Yongye International, Inc. Shareholders’ Litigation, Case No., A-12-670468-B (the “Consolidated Action”), except that they allege that consideration offered to be paid pursuant to the Amendment is inadequate. Each of the three new complaints name the same defendants and assert substantially the same claims and seek substantially the same relief as does the Consolidated Action. The plaintiffs in the Consolidated Action have taken steps to have the three April 2014 cases consolidated into that action.

On May 9, 2014, the plaintiffs in the Consolidated Action filed a Second Consolidated Amended Complaint, which alleges, among other things, that the consideration to be paid under the Amended Merger Agreement is inadequate, that the process leading to the Amended Merger Agreement was flawed, and that the defendants failed to include material information in the proxy statement. The amended consolidated complaint seeks, among other things, to enjoin the transaction and monetary damages. The Company has reviewed the allegations in the amended consolidated complaint and believes they are without merit.

ITEM 1A.     RISK FACTORS

Investing in our securities involves risk. Before making an investment decision, you should carefully consider the following risk factors as well as the risks described in our most recent Annual Report on Form 10-K as amended on Form 10-K/A, or any updates to our risk factors in our Quarterly Reports on Form 10- Q, together with all of the other information appearing in or incorporated by reference into this Quarterly Report, in light of your particular investment objectives and financial circumstances. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The trading price of our securities could decline due to any of these risks, and you may lose all or part of your investment.

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

We have been expanding our operations dramatically and believe we will continue to do so. To meet the demand of our customers, we expect to expand our distribution network in terms of numbers and locations. The rapid growth of our business has resulted in, and if we continue to grow at this rate, will continue to result in, substantial demands on our management, operational and other resources. In particular, the management of our growth will require, among other things:

·	sufficient working capital and stringent cost controls;

·	increased sales and sales support activities;

·	improved administrative and operational systems;

·	continued responsibility for disclosure of material facts relating to our business;

·	strengthening of financial and management controls; and

·	hiring and training of new personnel.

As we continue this effort, we may incur substantial costs and expend substantial resources. We may not be able to manage our current or future operations effectively and efficiently or compete effectively in new markets we enter. If we are not able to manage our growth successfully, our business and prospects may be materially and adversely affected.

In particular, we expect to have a shortage of manufacturing capacity to meet our sales projections and plan to start construction of new manufacturing facilities in the second half of 2014 to address such shortage and seek to meet such sales projections. We expect the capital expenditure requirements for the new manufacturing facilities to be significant and we intend to finance such new manufacturing facilities primarily from our existing cash resources, cash from operations and, to the extent necessary, external debt or equity financing. However, there can be no assurance that the new manufacturing facilities will be completed within the timeframe that we anticipate or at all. If we are unable to complete the new manufacturing facilities, our business and prospects, as well as our results of operations, may be materially and adversely affected.

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

We derive our revenues from the sale of products through our distributors and are subject to counterparty risks such as our distributors’ inability to pay. We provide credit terms of six months to all of our approved distributors. The credit period we grant and our credit policies are generally in line with market practice. Under our payment terms, we typically allow our distributors to pay the total purchase price within six months after the receipt of our products. Our peak selling seasons are normally the second quarter and the third quarter, accounting for 70%-80% of our full year sales. Payments for most of our sales made during peak seasons are generally collected in the fourth quarter and the first quarter of the following year. As of March 31, 2014 and December 31, 2013, our accounts receivable amounted to US$189.2 million and US$334.1 million, respectively.

Past due balances are reviewed individually for collectability. We determine the adequacy of the allowance for doubtful accounts by considering the amount of historical losses adjusted to take into account current market conditions and the distributors’ financial condition, the amount of receivables in dispute and past due, the accounts receivables aging and distributors’ repayment patterns. During the first quarter of 2014, we collected US$263.6 million from our distributors, including US$248.8million of the accounts receivable outstanding at December 31, 2013. We have taken measures to increase our collection efforts and to closely monitor our distributors' financial status. Of the US$198.4 million of our gross accounts receivable as of March 31, 2014, US$44.9 million of our accounts receivable were past our six-month credit term, representing 22.6% of total gross account receivable balance as of March 31, 2014. We provided for allowance for doubtful accounts in the amount of US$9.2 million, taking into account current market conditions, customers’ financial condition, the accounts receivable ageing and the customers’ repayment patterns.

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

To date, we have received ten patents for our crop and animal products with the State Intellectual Property Office of the PRC. We have obtained a registered trademark for “Yongye” from the Trademark Office of the State Administration of Industry and Commerce of the PRC (“CTMO”). We have obtained CTMO approval for the trademark “Shengmingsu,”“Zhongbaosheng,”“Qianggenbao” and “Wujin’gao” which is valid till April 2020 July 2023, July 2023, and February 2024, respectively. In addition, we rely on trade secret protection for our proprietary process of extracting fulvic acid from humic acid and creating the base fulvic acid compound used in both our crop (liquid form) and animal nutrient (powder form) products. However, we cannot predict the degree and range of protection patents, trademarks and trade secrets will afford us against competitors. Third parties may find ways to invalidate or otherwise circumvent our patents, proprietary technology and trademark. Third parties may attempt to obtain patents claiming aspects similar to our patent and trademark applications. If we need to initiate litigation or administrative proceedings to protect our rights, such actions may be costly and may divert management attention as well as expend other resources which could otherwise have been devoted to our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, historically, implementation of PRC intellectual property-related laws has been lacking, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries, which increases the risk that we may not be able to adequately protect our intellectual property rights.

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

Substantially all of our assets are located in China. Substantially all of our revenue is derived from our operations in China and we anticipate that sales of our products in the PRC will continue to represent a substantial proportion of our total sales in the near future. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many aspects, including:

·	the level of government involvement;

·	the level of development;

·	the growth rate;

·	the level and control of capital investment;

·	the control of foreign exchange; and

·	the allocation of resources.

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

Our reporting currency is the U.S. dollar and our operating subsidiaries in China use RMB as their functional currency. Substantially all of our revenue and expenses are in Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. From 1994 to 2005, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the PRC Government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 33% appreciation of the Renminbi against the U.S. dollar between July 21, 2005 and March 31, 2014.

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

In addition, on October 21, 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fundraising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies (“Notice 75”), which became effective as of November 1, 2005. Notice 75 replaced the two rules issued by SAFE in January and April 2005. According to Notice 75:

·	prior to establishing or assuming control of an offshore company for the purpose of obtaining overseas equity financing with assets or equity interests in an onshore enterprise in the PRC, each PRC resident, whether a natural or legal person, must complete the overseas investment foreign exchange registration procedures with the relevant local SAFE branch;

·	an amendment to the registration with the local SAFE branch is required to be filed by any PRC resident that directly or indirectly holds interests in that offshore company upon either (1) the injection of equity interests or assets of an onshore enterprise to the offshore company, or (2) the completion of any overseas fund raising by such offshore company; and

·	an amendment to the registration with the local SAFE branch is also required to be filed by such PRC resident when there is any material change in the capital of the offshore company that does not involve any return investment, such as (1) an increase or decrease in its capital, (2) a transfer or swap of shares, (3) a merger or division, (4) a long term equity or debt investment, or (5) the creation of any security interests.

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

In general, the fertilizer and feed sector in China is affected by a series of factors, including, but not limited to, natural, economic and social such as climate, market, technology, regulation, and globalization, which makes risk management difficult. Fertilizer and feed operations in China face similar risks as present in other countries, however, these can either be mitigated or exacerbated due to governmental intervention through policy promulgation and implementation either in the fertilizer and feed sector itself or sectors which provide critical inputs to fertilizer and feed such as energy or outputs such as transportation. While not an exhaustive list, the following factors could significantly affect our ability to do business:

·	food, feed, and energy demand including liquid fuels and crude oil;

·	agricultural, financial, energy and renewable energy and trade policies;

·	input and output pricing due to market factors and regulatory policies;

·	production and crop progress due to adverse weather conditions, equipment deliveries, and water and irrigation conditions; and

·	infrastructure conditions and policies.

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

We are a holding company, and most of our assets are located in the PRC. In addition, substantially all of our directors and officers are non-residents of the United States, and all or a substantial portion of the assets of these non-residents are located outside the United States, As a result, it may be difficult for investors to effect service of process within the United States upon these non-residents, or to enforce against them judgments obtained in United States courts, including judgments based upon the civil liability provisions of the securities laws of the United States or any state. There is uncertainty as to whether courts of the PRC would enforce:

·	judgments of United States courts obtained against us or these non-residents based on the civil liability provisions of the securities laws of the United States or any state; or

·	in original actions brought in the PRC, liabilities against us or non-residents predicated upon the securities laws of the United States or any state.

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

The rate of income tax on companies in China may vary depending on the availability of preferential tax treatment or subsidies based on their industry or location. The PRC government promulgated on March 16, 2007 the new Enterprise Income Tax Law, (“EIT Law”), and it’s implementing rules, which became effective January 1, 2008. Pursuant to the new law, the enterprise income tax of 25% shall be applied to any enterprise. However, Yongye Nongfeng received a High-Tech Enterprise Certificate which entitles it to a preferential tax rate of 15% for three years starting from January 1, 2010. The certificate was renewed in 2013 which enables Yongye Nongfeng to continue to enjoy the preferential tax rate of 15% from 2013 to 2015. There is no assurance we can further reapply our High-Tech Enterprise Certificate after it expires or if any new law may change the preferential treatment granted to us. Any loss or substantial reduction of the tax benefits enjoyed by us would reduce our net profit and have a material adverse effect on our financial condition and results of operations.

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

Since our inception, we have benefitted from an exemption to the collection of Value Added Tax ("VAT") in the PRC. If there is a change in applicable tax laws in the PRC or if local tax authorities require us to pay VAT, we may not have the ability to pass the VAT on to our distributors and our margin may be negatively impacted.

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

Risks Related to our Securities

If the merger does not close, our operations after any termination of the Amended Merger Agreement may suffer from the effects of business uncertainties resulting from the announcement of the proposed merger and costs associated with the proposed merger. The failure of the proposed merger to close would also likely have an adverse effect on the market price of our common stock.

On September 23, 2013, the Company entered into an agreement and plan of merger (the “Original Merger Agreement”), with Full Alliance International Limited, a British Virgin Islands company (“Holdco”), Yongye International Limited, an exempted company with limited liability incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of Holdco (“Parent”), and Yongye International Merger Sub Limited, a Nevada corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions thereof, at the effective time of the merger, Merger Sub will be merged with and into the Company, the Company will become a wholly-owned subsidiary of Parent and each of the Company’s shares of common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive US$6.69 in cash without interest, except for Excluded Shares, which will be cancelled for no consideration and cease to exist as of the effective time of the merger.

At the adjourned special meeting of stockholders of the Company held on March 5, 2014, the proposal to approve the Original Merger Agreement did not receive approval from at least a majority of the issued and outstanding shares of common stock of the Company (other than the Excluded Shares) and the Original Merger Agreement was not approved by the Company’s stockholders.

On April 9, 2014, the Company entered into the Amendment to the Original Merger Agreement. Pursuant to the Amended Merger Agreement, the merger consideration payable to holders of shares of the Company’s common stock (other than the Excluded Shares) has been increased to US$7.10 in cash without interest, and the stockholder voting requirement relating to the approval of the Amended Merger Agreement has been modified to require approval by the affirmative vote of the holders of at least a majority of the issued and outstanding shares of common stock of the Company (other than the Excluded Shares) that are present in person or by proxy and vote for or against approval of the Amended Merger Agreement at the special stockholders’ meeting to be held to approve the Amended Merger Agreement, rather than the prior requirement of the affirmative vote of the holders of at least a majority of the issued and outstanding shares of common stock of the Company (other than the Excluded Shares).

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

On or about October 18, 2012 and October 22, 2012, five shareholder class action complaints were filed against the Company and certain officers and directors thereof in connection with the preliminary, non-binding proposal letter dated October 15, 2012, from Mr. Zishen Wu, MSPEA and Abax Global Capital (Hong Kong) Limited (the “Wu Proposal”). The five complaints are captioned, respectively, Doherty v. Yongye International, Inc., et al., A-12-670343-C; Kirby v. Zishen Wu, et al., A-12-670468-C; Calisti v. Zishen Wu, et al., Case No. A-12-670758-B; Kong, et al. v. Zishen Wu, et. al., Case No. A-12-670874-B; and Harris v. Yongye International, Inc., et al., Case No. A-12-670817-B. All of the complaints were filed in Nevada state court (Eighth Judicial District Court, Clark County, Nevada), and all of the complaints challenge the Wu Proposal, alleging among other things, that the consideration to be paid in such proposal is inadequate, as is the process by which the proposal is being evaluated. The complaints seek, among other relief, to enjoin defendants from consummating the Wu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of all of the Company’s shareholders. The complaints have been served on the Company. On or about March 5, 2013, the plaintiff in the Doherty case filed a notice of voluntary dismissal. By stipulation and order, ordered April 23, 2013 (“April Order”), the remaining cases were consolidated for all purposes under the caption In re Yongye International, Inc. Shareholders’ Litigation, Case No. A-12-670468-B. Under the April Order, the plaintiffs were directed to file a consolidated complaint within 20 days of the announcement of a definitive merger agreement entered into in connection with any proposed going private transaction. By stipulation and order, ordered October 18, 2013 (the “October Order”), the plaintiffs were directed to file a consolidated complaint within 14 days of the filing of the preliminary proxy statement. On November 7, 2013, the plaintiffs filed their consolidated complaint, which alleges, among other things, that consideration to be paid under the Original Merger Agreement is inadequate, that the process leading to the Original Merger Agreement was flawed, and that the defendants failed to include all material information in the Proxy Statement.

On December 23, 2013, plaintiffs filed a motion to preliminarily enjoin the stockholder vote. The motion was heard on January 27, 2014, and on February 19, 2014 the court issued an order denying the plaintiffs’ motion. The Company has reviewed the allegations contained in the consolidated complaint and believes they are without merit. The Company intends to defend the litigations vigorously. As such, based on the information known to date, the Company does not believe that it is probable that a material judgment against it will result.

Between April 14, 2014 and April 25, 2014, three additional complaints were filed in Nevada state court (Eighth Judicial District Court, Clark County, Nevada), captioned Evans v. Yongye International, Inc., et al., A-14-699369-C; Merrick v. Yongye International, Inc., et al., A-14-699391-B; and Klein v. Yongye International, Inc., et al., A-14-699821-C. These complaints are similar to the complaints, described above, that were filed in 2012 and consolidated into In re Yongye International, Inc. Shareholders’ Litigation, Case No., A-12-670468-B (the “Consolidated Action”), except that they allege that consideration offered to be paid pursuant to the Amendment is inadequate. Each of the three new complaints name the same defendants and assert substantially the same claims and seek substantially the same relief as does the Consolidated Action. The plaintiffs in the Consolidated Action have taken steps to have the three April 2014 cases consolidated into that action.

On May 9, 2014, the plaintiffs in the Consolidated Action filed a Second Consolidated Amended Complaint, which alleges, among other things, that the consideration to be paid under the Amended Merger Agreement is inadequate, that the process leading to the Amended Merger Agreement was flawed, and that the defendants failed to include material information in the proxy statement. The amended consolidated complaint seeks, among other things, to enjoin the transaction and monetary damages. The Company has reviewed the allegations in the amended consolidated complaint and believes they are without merit.

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

Our independent registered public accounting firm’s audit documentation related to their audit reports included in our annual report may be located in the Peoples’ Republic of China. The Public Company Accounting Oversight Board currently cannot inspect audit documentation located in China and, as such, you may be deprived of the benefits of such inspection.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINING SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Comprehensive Credit Facility Agreement dated March 13, 2014 between Inner Mongolia Yongye Nongfeng Biotechnology Co., Ltd. and China Everbright Bank, Hohhot Branch.*
10.2	Liquid Capital Loan Contract dated March 1, 2014 between Inner Mongolia Yongye Nongfeng Biotechnology Co., Ltd. and China Everbright Bank, Hohhot Branch.*
10.3	Maximum Amount Guarantee Contract March 13, 2014 between WU Zishen and China Everbright Bank, Hohhot Branch.*
10.4	Maximum Amount Guarantee Contract March 13, 2014 between YIN Ping and China Everbright Bank, Hohhot Branch.*
10.5	Maximum Amount Pledge Contract dated March 13, 2014 between Inner Mongolia Yongye Nongfeng Biotechnology Co., Ltd. and China Everbright Bank, Hohhot Branch.*
10.6	Credit Facility Agreement dated March 12, 2014 between Inner Mongolia Yongye Nongfeng Biotechnology Co., Ltd. and China Merchants Bank.*
10.7	Loan Contract dated March 13, 2014 between Inner Mongolia Yongye Nongfeng Biotechnology Co., Ltd. and China Merchants Bank.*
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed Herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yongye International, Inc.

	By:	/s/ Zishen Wu
Name: Zishen Wu
May 12, 2014		Title: Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Sam Yu
Name: Sam Yu
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

